Form 10QSB/A
period 1995-05-26
ENVIRONMENTAL TECTONICS CORP
filed 1995-09-28
CIK 33113

FORM 10-QSB\A
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended May 26, 1995

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to

Commission File No. 1-10655


               ENVIRONMENTAL TECTONICS CORPORATION
     (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                    23-1714256
(State or other jurisdiction       (IRS Employer Identification
of incorporation or organization)  No.)

                   COUNTY LINE INDUSTRIAL PARK
                SOUTHAMPTON, PENNSYLVANIA  18966
            (Address of principal executive offices)
                           (Zip Code)

                         (215) 355-9100
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

               Yes   x                            No


     The number of shares outstanding of the registrant's common stock as of August 1, 1995 is: 2,926,273

Part II - Other Information

Item 1.   Legal proceedings:

          See Note 6 in Part I.

Item 6.   Exhibits and Reports on Form 8-K:

          a.   Exhibits

               Exhibit 11 - Schedule of Computation
               of Earnings per Share*

               Exhibit 27 - Financial Data Schedule for
                          the quarter ended May 26, 1995

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed
               during the three months ended
               May 26, 1995.



     ________________________
     *Previously filed

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ENVIRONMENTAL TECTONICS CORPORATION
                                   (Registrant)







                         By: /S/  William F. Mitchell
                              William F. Mitchell
                              President, Acting Chief Financial
                              Officer and Principal Accounting
                              Officer






Date:  September 28, 1995

                                                  Sequential Page
Exhibit No.              Document                      Number

    27              Financial Data Schedule for
                    three month period ended May 26,
                    1995