Form 10QSB
period 1995-08-25
ENVIRONMENTAL TECTONICS CORP
filed 1995-10-16
CIK 33113

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended August 25, 1995

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

               Yes   x                            No


     The number of shares outstanding of the registrant's common stock as of October 10, 1995 is: 2,927,332

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, Unaudited)


            ASSETS                      August 25, 1995     February 24, 1995
Current assets:

     Cash and cash equivalents           $       -           $      66

     Cash equivalents restricted for
          letters of credit                    819                 592

     Accounts receivable, net                7,199               9,631

     Costs and estimated earnings
          in excess of billings on un-
          completed long-term contracts      3,930               3,151

     Inventories                             3,167               3,144

     Prepaid expenses and other current
          assets                               405                 136

Total current assets                        15,520              16,720



Property, plant, and equipment,
     at cost, net                            2,478               2,547

Software development costs, net
     of accumulated amortization of
     $2,253 at August 25 and
     $1,991 at February 24                   1,517               1,488

Other assets                                     4                  48

     Total assets                        $  19,519           $  20,803
                                         =========           =========

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, Unaudited)

     LIABILITIES                                      August 25, 1995       February 24, 1995
Current liabilities:

     Current portion of long-term debt                $   8,429             $   2,278

     Accounts payable - trade                             1,399                 1,647

     Billings in excess of costs and
          estimated earnings on
          uncompleted long-term contracts                   986                 1,343

     Customer deposits                                      429                   547

     Accrued income taxes                                   285                   205

     Net arbitration award                                  746                   746

     Accrued liabilities                                    779                   916

       Total current liabilities                         13,053                 7,682

Long-term debt, less current portion
     Credit facility payable to banks
          due February 28, 1996                               -                 6,739
     Other                                                  292                   394
                                                            292                 7,133

Deferred income taxes                                       252                   252

       Total liabilities                                 13,597                15,067

Commitments and Contingencies (Note 6)                        -                     -

     STOCKHOLDERS' EQUITY

Common stock - authorized 10,000,000
     shares $.10 par value; 2,927,332
     shares issued and outstanding at
     August 25 and 2,906,980 shares issued
     and outstanding at February 24                         293                   291

Capital contributed in excess of par
     value of common stock                                1,687                 1,618

Retained earnings                                         3,942                 3,827

Total stockholder's equity                                5,922                 5,736

       Total liabilities and
         stockholders' equity                         $  19,519             $  20,803
                                                      =========             =========

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                         6 Months Ended
           ($000's, except per share data, Unaudited)

                                          August 25, 1995         August 26, 1994
Net Sales                                 $    7,271              $   8,082

Cost of goods sold                             4,594                  6,595

     Gross profit                              2,677                  1,487

Operating expenses:
     Selling and administrative                1,964                  2,091
     Research and development                     83                    241
                                               2,047                  2,332

     Operating income (loss)                     630                   (845)

Other expenses:
     Interest expense                            432                    372
     Letter of credit fees                        12                     19
     Other, net                                    8                     48
                                                 452                    439

     Income (loss) before income taxes           178                 (1,284)

Provision (benefit) for income taxes              63                   (483)

     Net income (loss)                    $      115      $    (801)
                                          ==========              =========


Earnings (loss) per common share
     (primary and fully diluted)          $      .04              $    (.28)
                                          ==========              =========

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                         3 Months Ended
           ($000's, except per share data, Unaudited)

                                          August 25, 1995         August 26, 1994
Net Sales                                 $    3,559              $   3,868

Cost of goods sold                             2,308                  3,178

     Gross profit                              1,251                    690

Operating expenses:
     Selling and administrative                  908                    961
     Research and development                     43                     69
                                                 951                  1,030

     Operating income (loss)                     300                   (340)

Other expenses:
     Interest expense                            219                    219
     Letter of credit fees                         4                      8
     Other, net                                    8                     15
                                                 231                    242

     Income (loss) before income taxes            69                   (582)

Provision (benefit) for income taxes              24                   (220)


     Net income (loss)                    $       45              $    (362)
                                          ==========              =========

Earnings (loss) per common share
     (primary and fully diluted)          $      .02              $    (.13)
                                          ==========              =========


         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         6 Months Ended
                       ($000's, Unaudited)

                                                           August 25, 1995   August 26, 1994
Increase (decrease) in cash:

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

     Net income (loss)                                     $      115        $       (801)
     Adjustments to reconcile net income (loss)
          to net cash used in operating activities:

          Depreciation and amortization                           457                 488
          (Increase) decrease in working capital:
               Accounts receivable                              2,432              (1,103)
               Costs and estimated earnings
                    in excess of billings                        (779)             (1,149)
               Inventories                                        (23)               (166)
               Prepaid expenses
                    and other current assets                     (269)                 19
               Accounts payable                                  (248)                 23
               Billings in excess
                    of costs and estimated earnings              (357)                559
               Customer deposits                                 (118)                342
               Accrued liabilities and income taxes               (57)               (391)
          Decrease in deferred income taxes                      -                  -

               Net cash provided by (used in)
                    operating activities                        1,153              (2,179)

Cash flows from investing activities:
     Increase in cash equivalents restricted
          for letters of credit                                  (227                (936)
     Acquisition of equipment                                    (124)                (93)
     Increase in software development costs                      (291)               (486)
     Decrease in other assets                                      42                 -

          Net cash used in investing activities                  (600)             (1,515)

Cash flows from financing activities:
     Borrowings under credit facility                             375               3,878
     Payments under credit facility                            (1,000)               (500)
     Principal payments of capital leases
          and other long-term debt                                (65)                (24)
     Proceeds from issuance of common stock                        71                  85

          Net cash provided by (used in)
               financing activities                              (619)              3,439

          Net increase (decrease) in cash                         (66)               (255)

          Cash at beginning of period                              66                 260

          Cash at end of period                            $        -        $          5
                                                           ==========        ============

Supplemental schedule of cash flow information:
     Interest paid                                         $      342        $        246
     Income taxes paid                                              -                 275

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ($000's)

1. The information in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

     There has been no significant change in the Company's effective tax rate since February 24, 1995.

2. Under the Company's 1988 Incentive Stock Option Plan, 500,000 shares of the Company's common stock are currently reserved for issuance in connection with the exercise of options, and options to acquire 88,550 shares are currently outstanding.

3. Earnings per common share are based on net income divided by the number of common and common stock equivalent shares (shares issuable upon the exercise of stock options and warrants) outstanding. Weighted average number of common shares and equivalents outstanding were approximately 2,928,000 (primary) in 1995 and 2,874,000 (primary) in 1994.

4.   Inventories consist of the following:

                             August 25, 1995    February 24, 1995
      Raw Materials          $     854          $     676
      Work in Process            2,313              2,468
      Finished Goods              -                  -
                             $   3,167          $   3,144

5.   The components of accounts receivable are as follows:

                                          August 25, 1995    February 24, 1995
U.S. Government receivables
     billed and unbilled
     contract costs
     subject to negotiation               $   3,820          $   3,947

U.S. receivables billed                         517              1,724

International:
     Receivables billed                       1,583              2,681
     Unbilled contract costs
          subject to negotiation              1,374              1,374
                                              7,294              9,726
     Less allowance for doubtful
          accounts                              (95)               (95)

                                          $   7,199          $   9,631
                                          =========          =========

     U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government. The Company has recorded claims to the extent of contract costs incurred. These costs have been incurred in connection with U.S. Government-caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 1996. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company estimates that the total net claims filed and to be filed approximate $7,300, a portion of which has been included in U.S. Government receivables billed and unbilled contract costs subject to negotiation. Such claims are subject to negotiation and audit by the U.S. Government.

     International unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against a certain foreign government (see Note 6). The Company has recorded claims to the extent of the drawn letters of credit and called performance bond, which may not be recovered in full in fiscal 1996. The total net claim filed includes these amounts, as discussed in Note 6. Such claims are subject to arbitration and negotiation with the foreign government.

6.   Contingencies:

     Claims and Litigation:

     A suit was commenced against the Company in March 1988 in the Court of Common Pleas of Bucks County, Pennsylvania by an employee of a customer for an unspecified amount alleging negligence and strict products liability in the design, manufacture, distribution, and servicing of a sterilizer manufactured by the Company which resulted in an injury sustained by the plaintiff in 1986. On June 20, 1995, the parties entered into a settlement agreement and judgment by consent. The agreement and judgment, in which the Company expressly disclaims liability with respect to the underlying claims of the plaintiffs in the action, and which expressly declares that the rights of the Company's lenders under existing credit agreements or extensions thereof are superior to those of the plaintiffs, calls for the plaintiffs to receive a total sum of no more than $1,200, in the following manner: (1) funds previously deposited by the Company's products liability carrier with the U.S. District Court, together with accrued interest thereon, in a total amount of slightly more than $550, have been released to plaintiffs; (2) the Company paid approximately $50 on July 20, 1995; (3) the Company will pay an additional sum of $100 by April 20, 1996; (4) beginning on July 31, 1996, and each year thereafter, the Company will pay a total of $495 at the rate of $55 per year over nine years, unless in any given year the Company cannot make such a payment because
     (a) it is or, as a result of such payment, would be in default of any of its obligations under its credit agreements with its lenders, and (b) the lenders object to such payment. In the event that plaintiffs consider any such objection to payment to be unreasonable, they would have the right to petition the Bucks County Court of Common Pleas for a determination. A greater payment, up to a maximum of $165, will be made in any year if and to the extent the Company can do so without being in violation of any of its obligations to its lenders under its credit agreements. The Company's installment payment obligations will be discharged when the Company has paid a total of $495. No interest accrues on this judgment. At
     February 24, 1995, the Company recognized this obligation as a note payable in the face amount of $648 (the $1,195 judgment less the $547 escrowed funds), less a discount of $228 based on an imputed interest rate of 11%. Under the payment terms of the note payable, the Company does not anticipate that the settlement will have a material adverse effect on the Company's liquidity.

     In fiscal 1991, the Company entered into a contract with a subcontractor for the design and development of software to operate and control a certain large aircrew training system for the U.S. Government. The contract between the Company and the subcontractor called for arbitration of all matters pertaining to the contract which were in dispute between the parties and could not be resolved. In August 1993, the Company terminated the subcontractor for default by reason of its refusal to deliver its software. The subcontractor refused to deliver the software due to claims for cost overruns under the contract. Hearings were conducted before the American Arbitration Association (AAA) during the period of January through April, 1995. In June 1995, the AAA rendered a net award to the subcontractor in the amount of $746. In August 1995, the Court entered judgment on the award. However, the Court also granted ETC's Motion to Compel Arbitration with respect to the issue of the subcontractor's duty to submit to an audit of its costs.
     ETC and the subcontractor are currently negotiating with respect to the judgment and the Court's order compelling arbitration. At this time, the Company does not have sufficient funds to make immediate payment of the entire award in judgment.

     In October 1993, the Company was notified by the Royal Thai Air Force (RTAF) that the RTAF was terminating a certain $4,600 simulator contract with the Company. Although the Company has performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229 performance bond, as well as a draw on approximately $1,100 of advance payment letters of credit (see Note 2). The RTAF has also asserted liquidated damages pursuant to the contract against the Company. In October 1993, the surety made payment on the $229 performance bond, and in the first quarter of fiscal 1995, it made payment on the approximately $1,100 advance payment letters of credit. The Company has commenced arbitration with the RTAF. In the arbitration, the Company is asserting claims against the RTAF for reimbursement of the costs incurred on the bond and letters of credit called, as well as claims for costs incurred in connection with RTAF-directed changes in the work and RTAF-caused delays and damage to the Company's work. The Company is also claiming that the termination was wrongful and that the Company is entitled to complete the work and to be paid the balance of the contract price. The case is pending before the Thailand Arbitration Board. Management believes the Company has meritorious claims in excess of claims made by the RTAF, as well as meritorious grounds to support nonpayment of the performance bond and letters of credit. The Company has also denied the RTAF claims and believes they are without merit. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements. Management and legal counsel believe that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Certain other claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, after consultation with legal counsel, all such matters are reserved for or adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of the Company if disposed of unfavorably.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                         August 25, 1995

Material Changes in Financial Condition

Working capital decreased for the six months ended August 25, 1995, from approximately $9.0 million at February 24, 1995 to approximately $2.5 million at August 25, 1995 primarily due to the reclassifying of the Company's credit facility (expiring February 28, 1996) from a long-term to a short-term liability on its balance sheet. The change in working capital was also caused by an increase in cash equivalents restricted for letters of credit; an approximately $2.4 million decrease in accounts receivable primarily due to collection of receivables billed on two certain international aircrew training systems contracts and two certain domestic sterilizers contracts; a $1.1 million net increase in costs/billings in excess primarily due to increased completion on various domestic sterilizer contracts and a certain international simulator contract; an increase in prepaid expenses due to the prepayment of certain insurance premiums; a decrease in accounts payable; a decrease in customer deposits due to revenue recognition on certain training and maintenance contracts; and a decrease in accrued liabilities due to payment of certain sales and use taxes accrued.

The Company has a revolving credit agreement with two banks, which provides financing of up to $8.5 million. The facility expires by its terms on February 28, 1996. The credit facility permits both direct borrowing for working capital and other corporate purposes and the issuance of letters of credit for the Company. At August 25, 1995, there were outstanding letters of credit of approximately $1 million (of which approximately $800,000 were cash collateralized pursuant to a separate letter of credit facility at August 25, 1995) and the Company had borrowed approximately $8.3 million under the credit facility.
At August 25, 1995, the Company has no availability under the credit facility. Such borrowings were used to cover the difference between cash received from the Company's customers and the Company's cash expenses - primarily payments to suppliers and employees, acquisition of equipment, and software development. The Company expects to continue to use this credit facility to support its working capital needs. Though the Company shows operating profit for the three-month period ended August 25, 1995, the Company was not in compliance with its interest coverage ratio as of August 25, 1995. The Company is currently in discussions with its lenders to receive waivers for the additional events of noncompliance. While it is management's belief that a satisfactory arrangement will be achieved, should the lenders declare an event of default and accelerate the maturity of the credit facility, the Company would not have sufficient funds to repay the approximately $8.3 million of debt outstanding at August 25, 1995.

In July 1995, the Company negotiated an amendment to the credit facility, pursuant to which the maturity date of the facility was extended to February 28, 1996, certain financial covenants were modified, and the parties agreed to reduce, in stages, the availability under the credit facility to $7.5 million during the term. The grant of the extension of the facility was based on the Company's ability to meet its fiscal 1996 operating plan. This plan includes continuing its rate of collections on outstanding accounts receivable, continued implementation of operating cost controls, successfully procuring new contract awards and completing performance on contracts in its backlog. Although the Company is requesting waivers of certain events of noncompliance at August 25, 1995, the Company is required to comply with these covenants on a quarterly basis for the remainder of fiscal year 1996. Management believes it is probable that the Company will meet these covenants and borrowing base requirements based on its operating plan for fiscal 1996 and through the credit agreement expiration date of February 28, 1996. If the Company fails to meet its covenant requirements it will have to obtain additional waivers from its lenders.

The Company's sales backlog at August 25, 1995 and February 24, 1995 for work to be performed and prospective revenue to be recognized after that date under written agreements was approximately $18,100,000 and $12,200,000, respectively. In addition, the Company's backlog for training and maintenance contracts at August 26, 1995 and February 24, 1995 for work to be performed and prospective revenue to be recognized after that date under written agreements was approximately $3,000,000 and $3,500,000, respectively.

Material Changes in Results of Operations

Net sales of approximately $3.6 million for the three months and approximately $7.3 million for the six months ended August 25, 1995 decreased in comparison to net sales of approximately $3.9 million for the three months and approximately $8.1 million for the six months ended August 26, 1994. This was primarily due to significant completion on a certain large volume domestic sterilizer contract in place during the first half of fiscal 1995, which was completed later that fiscal year. Over the same period in fiscal 1996, sales in the aircrew training systems segment increased by approximately $1.3 million.

Gross profit increased by approximately $600,000 for the three months ended August 25, 1995, compared with the three months ended August 26, 1994, and approximately $1.2 million with respect to the six-month periods ended on such dates primarily due to an increase in aircrew training system sales, which are generally sold at higher margins than other Company products.

Operating expenses decreased due to the implementation of stringent cost controls, the benefits of which did not begin to be realized until the second half of fiscal 1995.

Interest expense increased primarily due to an increase in the interest rate charged the Company on direct borrowings, partially offset by decreased utilization of the credit facility.

The increase in gross profit combined with the decrease in operating expenses resulted in net income for the three-month and six-month periods ended August 25, 1995.

Part II - Other Information

Item 1.   Legal proceedings:

          See Note 6 in Part I.

Item 4.   Submission of Matters to Vote of Security Holders

          The 1995 Annual Meeting of Shareholders (the "Meeting") of the Company was held on August 16, 1995. Notice of the Meeting was mailed to shareholders on or about
          July 31, 1995.

          The Meeting was held to elect five directors to serve until the next Annual Meeting of Shareholders and until their respective successors are elected and qualified.

          There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for, as well as the number of votes withheld, for each of the nominees for election to the Board of Directors were as follows:

          Nominee             For            Withheld
          Richard E. McAdams  1,613,061      19,919
          William F. Mitchell 1,613,261      19,719
          Michael A. Mulshine 1,613,061      19,919
          Pete L. Stephens    1,613,261      19,719
          Philip L. Wagner    1,613,261      19,719

Item 6.   Exhibits and Reports on Form 8-K:

          a.   Exhibits

               Exhibit 11 - Schedule of Computation
               of Earnings per Share

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed
               during the three months ended
               August 25, 1995.

                            EXHIBITS


Item 6 (a).  Exhibit 11 - Statement re Computation of Per Share
Earnings (Loss).


6 Months Ended
(000's, except per share data, Unaudited)

                                                      August 25, 1995   August 26, 1994

Income (loss) for primary & fully
     diluted earnings per share                       $     115         $     (801)
                                                      =========         ==========

Equivalent shares for primary
     computation:

     Weighted average shares outstanding                  2,917              2,874

     Common stock equivalents (shares issuable
          for employee stock purchase plan and
          upon exercise of stock options and
          stock warrants outstanding) based on
          average market price                               11                  0

     Total equivalent shares for
          primary and fully diluted
          computation                                     2,928              2,874
                                                      =========         ==========

Per share amounts:

Primary:

     Net income (loss)                                $     .04         $     (.28)
                                                      =========         ==========

Fully diluted:

     Net income (loss)                                $     .04         $     (.28)
                                                      =========         ==========

                            EXHIBITS


Item 6 (a).  Exhibit 11 - Statement re Computation of Per Share
Earnings (Loss).


3 Months Ended
(000's, except per share data, Unaudited)


                                                      August 25, 1995   August 26, 1994

Income (loss) for primary & fully
     diluted earnings per share                       $      45         $     (362)
                                                      =========         ==========

Equivalent shares for primary
     computation:

     Weighted average shares outstanding                  2,917              2,874

     Common stock equivalents (shares issuable
          for employee stock purchase plan and
          upon exercise of stock options and
          stock warrants outstanding) based on
          average market price                               11                  0

     Total equivalent shares for
          primary and fully diluted
          computation                                     2,928              2,874
                                                      =========         ==========

Per share amounts:

Primary:

     Net income (loss)                                $     .02         $     (.13)
                                                      =========         ==========

Fully diluted:

     Net income (loss)                                $     .02         $     (.13)
                                                      =========         ==========

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






Date:  October 16, 1995