Form 10QSB/A
period 1995-08-25
ENVIRONMENTAL TECTONICS CORP
filed 1995-10-17
CIK 33113

FORM 10-QSB/A
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

The Company has a revolving credit agreement with two banks, which provides financing of up to $8.5 million. The facility expires by its terms on February 28, 1996. The credit facility permits both direct borrowing for working capital and other corporate purposes and the issuance of letters of credit for the Company. At August 25, 1995, there were outstanding letters of credit of approximately $1 million (of which approximately $800,000 were cash collateralized pursuant to a separate letter of credit facility at August 25, 1995) and the Company had borrowed approximately $8.3 million under the credit facility.
At August 25, 1995, the Company has no availability under the credit facility. Such borrowings were used to cover the difference between cash received from the Company's customers and the Company's cash expenses - primarily payments to suppliers and employees, acquisition of equipment, and software development. The Company expects to continue to use this credit facility to support its working capital needs. Though the Company shows operating profit for the three-month period ended August 25, 1995, the Company was not in compliance with various covenants under its credit facility as of August 25, 1995. The Company is currently in discussions with its lenders to receive waivers for the additional events of noncompliance. While it is management's belief that a satisfactory arrangement will be achieved, should the lenders declare an event of default and accelerate the maturity of the credit facility, the Company would not have sufficient funds to repay the approximately $8.3 million of debt outstanding at August 25, 1995.

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






Date:  October 17, 1995