Form 10QSB/A
period 1995-08-25
ENVIRONMENTAL TECTONICS CORP
filed 1995-11-27
CIK 33113

FORM 10-QSB/A NO. 2
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

Item 6.     Exhibits and Reports on Form 8-K:

            a.    Exhibits

                  Exhibit 11 - Schedule of Computation
                  of Earnings per Share.

                  Exhibit 27 - Financial Data Schedule.

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



                              ENVIRONMENTAL TECTONICS CORPORATION
                                          (Registrant)







                              By:/s/ William F. Mitchell
                                    William F. Mitchell
                                    President, Acting Chief Financial
                                    Officer and Principal Accounting
                                    Officer






Date:  November 22, 1995