Form 10QSB
period 1995-11-24
ENVIRONMENTAL TECTONICS CORP
filed 1996-01-16
CIK 33113

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended November 24, 1995

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

               Yes   x                            No


     The number of shares outstanding of the registrant's common stock as of January 15, 1996 is: 2,927,332

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, Unaudited)


          ASSETS                   November 24, 1995February 24, 1995
Current assets:

     Cash and cash equivalents     $     236           $      66

     Cash equivalents restricted for
          letters of credit              694                 592

     Accounts receivable, net          9,552               9,631

     Costs and estimated earnings
          in excess of billings on un-
          completed long-term contracts    3,793           3,151

     Inventories                       3,443               3,144

     Prepaid expenses and other current
          assets                         263                 136


Total current assets                  17,981              16,720




Property, plant, and equipment,
     at cost, net                      2,399               2,547

Software development costs, net
     of accumulated amortization of
     $2,397 at November 24 and
     $1,991 at February 24             1,556               1,488

Other assets                               3                  48


     Total assets                  $  21,939           $  20,803



         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, Unaudited)

     LIABILITIES                             November 24, 1995February 24, 1995

Current liabilities:

     Current portion of long-term debt       $   8,222           $   2,278

     Accounts payable - trade                    1,382               1,647

     Billings in excess of costs and
          estimated earnings on
          uncompleted long-term contracts        3,409               1,343

     Customer deposits                             753                 547

     Accrued income taxes                          343                 205

     Net arbitration award                        617                 746

     Accrued liabilities                           640                 916

          Total current liabilities             15,366               7,682

Long-term debt, less current portion
     Credit facility payable to banks
          due February 28, 1996                      -               6,739
     Other                                         289                 394
                                                   289               7,133

Deferred income taxes                              252                 252

          Total liabilities                     15,907              15,067

Commitments and Contingencies (Note 6)               -                   -

     STOCKHOLDERS' EQUITY

Common stock - authorized 10,000,000
     shares $.10 par value; 2,928,369
     shares issued and outstanding at
     November 24 and 2,906,980 shares issued
     and outstanding at February 24                293                 291

Capital contributed in excess of par
     value of common stock                       1,690               1,618

Retained earnings                                4,049               3,827

Total stockholders' equity                       6,032               5,736

          Total liabilities and
             stockholders' equity            $  21,939           $  20,803

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                         9 Months Ended
           ($000's, except per share data, Unaudited)


                                   November 24, 1995   November 25, 1994
Net Sales                          $   11,358          $  11,319

Cost of goods sold                      7,411              8,553

     Gross profit                       3,947              2,766

Operating expenses:
     Selling and administrative         2,764              2,989
     Research and development             106                292
                                        2,870              3,281

     Operating income (loss)            1,077               (515)

Other expenses:
     Interest expense                     674                587
     Letter of credit fees                 16                 24
     Other, net                            44                 58
                                          734                669

     Income (loss) before income taxes       343          (1,184)


Provision (benefit) for income taxes       121              (450)


     Net income (loss)             $      222          $    (734)



Earnings (loss) per common share
     (primary and fully diluted)   $      .08          $    (.26)


                 See notes to consolidated financial statements.

                       ENVIRONMENTAL TECTONICS CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 3 Months Ended
                   ($000's, except per share data, Unaudited)


                                   November 24, 1995   November 25, 1994
Net Sales                          $    4,087          $   3,237

Cost of goods sold                      2,817              1,958

     Gross profit                       1,270              1,279

Operating expenses:
     Selling and administrative           800                898
     Research and development              23                 51
                                          823                949

     Operating income (loss)              447                330

Other expenses:
     Interest expense                     242                215
     Letter of credit fees                  4                  5
     Other, net                            36                 10
                                          282                230

     Income (loss) before income taxes       165             100


Provision (benefit) for income taxes        58                38


     Net income (loss)             $      107          $      62



Earnings (loss) per common share
     (primary and fully diluted)   $      .04          $     .02



                 See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         9 Months Ended
                       ($000's, Unaudited)

                                                  November 24, 1995November 25, 1994
Increase (decrease) in cash:

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

     Net income (loss)                            $      222     $       (734)
     Adjustments to reconcile net income (loss)
          to net cash used in operating activities:

          Depreciation and amortization                  696              689
          (Increase) decrease in working capital:
               Accounts receivable                        79           (1,461)
               Costs and estimated earnings
                    in excess of billings               (642)            (143)
               Inventories                              (299)            (477)
               Prepaid expenses
                    and other current assets            (127)             127
               Accounts payable                         (265)            (479)
               Billings in excess
                    of costs and estimated earnings     2,066             902
               Customer deposits                         206              375
               Accrued liabilities and income taxes      (267)           (573)
          Decrease in deferred income taxes             -               -

               Net cash provided by (used in)
                    operating activities               1,669           (1,774)

Cash flows from investing activities:
     Increase in cash equivalents restricted
          for letters of credit                         (102)            (936)
     Acquisition of equipment                           (142)             (75)
     Increase in software development costs             (474)            (561)
     Decrease in other assets                             45              -

          Net cash used in investing activities         (673)          (1,572)

Cash flows from financing activities:
     Borrowings under credit facility                    525            3,878
     Payments under credit facility                   (1,350)            (843)
     Principal payments of capital leases
          and other long-term debt                       (75)             (37)
     Proceeds from issuance of common stock               74               88

          Net cash provided by (used in)
               financing activities                     (826)           3,086

          Net increase (decrease) in cash                170             (260)

          Cash at beginning of period                     66              260

          Cash at end of period                   $      236     $          -

Supplemental schedule of cash flow information:
     Interest paid                                $      567     $        524
     Income taxes paid                                     -              275

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

2. Under the Company's 1988 Incentive Stock Option Plan, 500,000 shares of the Company's common stock are currently reserved for issuance in connection with the exercise of options, and options to acquire 83,150 shares are currently outstanding.

3. Earnings per common share are based on net income divided by the number of common and common stock equivalent shares (shares issuable upon the exercise of stock options and warrants) outstanding. Weighted average number of common shares and equivalents outstanding were approximately 2,930,000 (primary) in 1995 and 2,897,000 (primary) in 1994.

4.   Inventories consist of the following:

                         November 24, 1995   February 24, 1995

     Raw Materials       $     692           $     676
     Work in Process         2,751               2,468
     Finished Goods           -                   -
                         $   3,443           $   3,144

5.   The components of accounts receivable are as follows:

                                   November 24, 1995February 24, 1995
U. S. Government receivables
     billed and unbilled
     contract costs
     subject to negotiation        $   3,841           $   3,947

U.S. receivables billed                  693               1,724

International:
     Receivables billed                3,739               2,681
     Unbilled contract costs
          subject to negotiation       1,374               1,374
                                       9,647               9,726
     Less allowance for doubtful
          accounts                       (95)                (95)

                                   $   9,552           $   9,631

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

     In fiscal 1991, the Company entered into a contract with a subcontractor for the design and development of software to operate and control a certain large aircrew training system for the U.S. Government. The contract between the Company and the subcontractor called for arbitration of all matters pertaining to the contract which were in dispute between the parties and could not be resolved. In August 1993, the Company terminated the subcontractor for default by reason of its refusal to deliver its software. The subcontractor refused to deliver the software due to claims for cost overruns under the contract. Hearings were conducted before the American Arbitration Association (AAA) during the period of January through April, 1995. In June 1995, the AAA rendered a net award to the subcontractor in the amount of $746. In August 1995, the Court entered judgment on the award. In October 1995, a settlement agreement for the payment of the judgment was reached between the Company and the subcontractor in the following manner: (1) the Company paid $100 in October 1995; (2) the Company paid $50 on November 20, 1995, and will thereafter make monthly payments in the amount of $50 on or before the 20th of each succeeding month. These payments will be made on a monthly basis until the entire amount of the judgment, including all accrued interest, has been paid. Interest accrues at the rate of 6% per year, beginning on June 6, 1995, on the outstanding principal balance of the judgment. In the event that the Company fails to make any payment, the subcontractor may pursue whatever rights it may have to collect the unpaid balance and accrued interest. Under the payment terms of the settlement, the Company does not anticipate a material adverse effect on the Company's liquidity.

     In October 1993, the Company was notified by the Royal Thai Air Force (RTAF) that the RTAF was terminating a certain $4,600 simulator contract with the Company. Although the Company has performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229 performance bond, as well as a draw on approximately $1,100 of advance payment letters of credit (see Note 2). The RTAF has also asserted liquidated damages against the Company.
     In October 1993, the surety made payment on the $229 performance bond, and in the first quarter of fiscal 1995, it made payment on the approximately $1,100 advance payment letters of credit. The Company has commenced arbitration with the RTAF. In the arbitration, the Company is claiming that the termination was wrongful and that the Company is entitled to complete the work and to be paid the balance of the contract price, as well as to have the advance payment and performance bond money returned to it. The Company is also asserting entitlement to set off against the RTAF's claims for liquidated damages the Company's costs incurred on the bond and letters of credit called, as well as costs incurred in connection with RTAF-directed changes in the work and RTAF-caused delays and damage to the Company's work. The case is pending before the Thailand Arbitration Board. Management believes the Company has meritorious claims in excess of claims made by the RTAF, as well as meritorious grounds to support nonpayment of the performance bond and letters of credit. The Company has also denied the RTAF claims and believes they are without merit. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements. Management and legal counsel believe that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        November 24, 1995

Material Changes in Financial Condition

Working capital decreased for the nine months ended November 24, 1995, from approximately $9.0 million at February 24, 1995 to approximately $2.6 million at November 24, 1995 primarily due to the reclassifying of the Company's credit facility (expiring February 28, 1996) from a long-term to a short-term liability on its balance sheet. The change in working capital was also caused by an increase in cash and cash equivalents restricted for letters of credit; a $1.4 million net decrease in costs/billings in excess primarily due to additional billings on a certain international aircrew training systems contract during fiscal 1996; an increase in prepaid expenses due to the prepayment of certain insurance premiums; a decrease in accounts payable; an increase in customer deposits due to additional deposits received on a certain international training and maintenance contract;
and a decrease in accrued liabilities due to payment of certain sales and use taxes accrued and payments against the net arbitration award (see Note 6).

The Company has a revolving credit agreement with two banks, which provides financing of up to $8.2 million. The facility expires by its terms on February 28, 1996. The credit facility permits both direct borrowing for working capital and other corporate purposes and the issuance of letters of credit for the Company. At November 24, 1995, there were outstanding letters of credit of approximately $900,000 (of which approximately $700,000 were cash collateralized pursuant to a separate letter of credit facility at November 24, 1995) and the Company had borrowed approximately $8.1 million (inclusive of outstanding letters of credit of approximately $900,000) under the credit facility. On October 31, 1995, the credit facility was amended to defer certain principal and interest payments from October 1995 to November 30, 1995. The Company was in compliance with the terms of this amendment on November 30, 1995. The Company currently has no availability under the credit facility. Such borrowings were used to cover the difference between cash received from the Company's customers and the Company's cash expenses - primarily payments to suppliers and employees, acquisition of equipment, and software development. As and when the credit facility is repaid from time to time, the Company expects to continue to use this credit facility to support its working capital needs.

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

The Company's sales backlog at November 24, 1995 and February 24, 1995 for work to be performed and prospective revenue to be recognized after that date under written agreements was approximately $19,900,000 and $12,200,000, respectively. In addition, the Company's backlog for training and maintenance contracts at November 24, 1995 and February 24, 1995 for work to be performed and prospective revenue to be recognized after that date under written agreements was approximately $2,400,000 and $3,500,000, respectively.

Material Changes in Results of Operations

Net sales of approximately $4.1 million for the three months ended November 24, 1995 increased in comparison to net sales of approximately $3.2 million for the three months ended November 25, 1994. This is primarily a result of increased revenue recognition in the aircrew training systems segment in fiscal 1996 compared to fiscal 1995, due to increased backlog in this segment. There was no material change in net sales for the nine months ended November 24, 1995 in comparison to net sales for the nine months ended November 25, 1994.

Gross profit increased by approximately $1.2 million for the nine months ended November 24, 1995, compared with the nine months ended November 25, 1994, primarily due to an increase in aircrew training system sales, which are generally sold at higher margins than other Company products. Though gross profit increased for the nine months ended November 24, 1995, compared with the nine months ended November 25, 1994, there was no material change in gross profit for the three months ended November 24, 1995 in comparison to gross profit for the three months ended November 25, 1994. This is due to receipt of a contract modification of approximately $400,000 in the third quarter of fiscal 1995 for costs previously incurred on a certain sterilizer contract, for which there was no corresponding gross profit recognized in the third quarter of fiscal 1996.

Gross profit as a percentage of sales increased to 35% for the nine months ended November 24, 1995, from 24% for the nine months ended November 25, 1994 due to an increase in aircrew training systems sales recognized in fiscal 1996, which generally are sold at higher margins, as previously discussed. Gross profit as a percentage of sales decreased to 31% for the three months ended November 24, 1995, compared to 40% for the three months ended November 25, 1994, due to the receipt of a sterilizer contract modification, as previously discussed.

Operating expenses decreased due to the implementation of stringent cost controls in fiscal 1995, the benefits of which did not begin to be realized until fiscal 1996.

Interest expense increased primarily due to an increase in the interest rate charged the Company on direct borrowings, partially offset by decreased utilization of the credit facility.

The increase in gross profit from certain products in the aircrew training systems segment combined with the decrease in operating expenses resulted in net income for the three-month and nine-month periods ended November 24, 1995.
Part II - Other Information

Item 1.   Legal proceedings:

          See Note 6 in Part I.

Item 6.   Exhibits and Reports on Form 8-K:

          a.   Exhibits

               Exhibit 10 - Fifth Amendment, dated as of
               October 31, 1995, to Credit Agreement, dated as of
               November 20, 1990, among Environmental Tectonics
               Corporation, The Chase Manhattan Bank, N.A., and
               Chemical Bank.

               Exhibit 11 - Schedule of Computation
               of Earnings per Share.

               Exhibit 27 - Financial Data Schedule.

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed
               during the three months ended
               November 24, 1995.

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



                         ENVIRONMENTAL TECTONICS CORPORATION
                                   (Registrant)







                         By: /S/  William F. Mitchell
                              William F. Mitchell
                              President, Acting Chief Financial
                              Officer and Principal Accounting
                              Officer






Date:  January 16, 1996

                          EXHIBIT INDEX


Exhibit No.              Description

    10 Fifth Amendment, dated as of October 31, 1995, to Credit Agreement, dated as of November 20, 1990, among Environmental Tectonics Corporation, The Chase Manhattan Bank, N.A., and Chemical Bank.

    11                   Schedule of Computation of Earnings per
                         Share.

    27                   Financial Data Schedule.