Form 10KSB
period 1996-02-23
ENVIRONMENTAL TECTONICS CORP
filed 1996-05-23
CIK 33113

FORM 10-KSB
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act OF 1934 [fee required]
     For the fiscal year ended February 23, 1996
                               or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
     For the transition period from ____________ to ____________.

Commission File Number 1-10655

               ENVIRONMENTAL TECTONICS CORPORATION
      (Exact name of small business issuer in its charter)

          Pennsylvania                            23-1714256
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

       County Line Industrial Park
        Southampton, Pennsylvania                     18966
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code (215) 355-9100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.10 per share
                        (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  x      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

As of May 20, 1996, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $8,400,000.

As of May 15, 1996, there were 2,928,944 shares of Registrant's common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of Registrant's
1996 Annual Report to Stockholders are incorporated by reference in Part II, Items 5, 6, 7, and 8.

Transitional Small Business Disclosure Format:  Yes ___   No  x

                             PART I


Item 1. Description of Business

(a)  Business Development

     The Company, a Pennsylvania corporation, incorporated in 1969, is principally engaged in the manufacture and sale of products used in controlling, modifying, simulating and measuring environmental factors such as temperature, humidity, pressure, and vacuum. These products include aircrew training systems, sterilizers, environmental and other products which involve similar manufacturing techniques and engineering technologies.

     Since February 24, 1995, there has been no material change in the Company's mode of conducting business.

(b)  Business of the Company

     Principal Products

     Aircrew Training Systems. The Company's aircrew training devices are used for medical research, advanced flight training, and for the indoctrination and testing of military and commercial pilots. The major devices sold in this product area are commercial flight simulators, high altitude decompression chambers, hyperbaric (high-pressurized oxygen) chambers, night vision trainers, water survival training equipment, disorientation training equipment, human centrifuges, and ejection seat trainers. The Company provides operation and maintenance services for installed equipment it manufactures as well as equipment produced by others.

     The aircrew training system class of products represented
52% and 35% of consolidated revenues of the Company for the years ended February 23, 1996 and February 24, 1995, respectively.

     Sterilizers. The Company manufactures steam and gas sterilizers. Steam sterilizers are used for hospital, medical research laboratory, and industrial purposes. Gas sterilizers are used for the sterilization of packaged products such as food, spices, pharmaceutical, and disposable and reusable medical devices. The Company also furnishes military field sterilizers on a large volume basis to the United States Defense Logistics Agency. The Company's sterilizers range in price from approximately $3,500 to over $1,000,000, and in chamber size from three cubic feet to over 4,000 cubic feet, although the Company concentrates on marketing the larger custom-designed sterilizers to the pharmaceutical and medical device industries.

     The sterilizer class of products represented 31% and 43% of consolidated revenues of the Company for the years ended
February 23, 1996 and February 24, 1995, respectively.

     Environmental Systems and Other Products. The Company's environmental systems business consists of the design and fabrication of sampling and analysis systems, and test equipment and systems used in measuring, monitoring and testing air pollution. The Company also designs and manufactures environmental simulation systems to meet specific needs of its customers. The simulation systems generally consist of an enclosed chamber with instrumentation and equipment which enable the customer to control and modify such environmental factors as temperature, pressure, humidity, wind velocity and gas content to produce desired conditions. These products include controlled air systems for automotive companies and environmental chambers.

     The Company also provides repair and maintenance service for its own and other manufacturers' equipment.

     Sales of these products were 17% and 22% of consolidated revenues of the Company for the years ended February 23, 1996 and February 24, 1995, respectively.

     Marketing

     The Company currently markets its products and services primarily through its officers and employees. At February 23, 1996, approximately 20 employees were committed to sales and marketing functions. The Company uses branch offices in the United Kingdom, the Middle East, and Asia as well as the services of approximately 100 independent sales organizations in seeking foreign orders for its products.

     Product Development

     New products and improvements in existing products are being continually developed in response to inquiries from customers and to management's determination that particular products should be produced or significantly improved. Although the Company does not have a separate research and development group, significant efforts are expended in developing new applications of existing technologies.

     The Company is currently focusing its product development efforts in the aircrew training systems segment, with a particular emphasis on enhancing the related control systems and software, and exploring commercial possibilities. The Company is near completion of a Firefighting Command and Control System and Trainer for a certain foreign governmental agency. The control system is a real-time interactive training program that provides instructor-selective, computer-generated image scenarios that train and test a firefighter's ability to fight various types of aircraft fires. The trainer simulates fires in aircraft and structures that must be physically fought and controlled by a team of firefighters. The Company believes that this development will provide it with the potential for establishing a new standardized product for commercial as well as governmental use. Additionally, the Company believes this area will expand to training systems for other disaster situations.

     The Company incurred research and development costs of approximately $154,000 and $336,000 for the years ended
February 23, 1996 and February 24, 1995, respectively.

     Supplies

     The components being used in the assembly of systems and the parts used to manufacture the Company's products are purchased from equipment manufacturers, electronics supply firms and others. To date, the Company has had no difficulty in obtaining supplies. Further, all raw materials, parts, components, and other supplies used by the Company in the manufacture of its products can be obtained at competitive prices from alternate sources should existing sources of supply become unavailable.

     Patents and Trademarks

     The Company has no patents or trademarks which it considers significant to its operations, except a patent on the GYROLAB
Spatial Orientation Trainer which expires in December 2004.

     Customers

     In the current year and recent past, it has been the Company's experience that a substantial portion of sales are made to a small number of customers that vary within any given year. The Company's business does not depend upon repeat orders from these same customers. Sales of aircrew training systems are made principally to U.S. and foreign governmental agencies. Sales of sterilizers and environmental systems are made to commercial and governmental entities worldwide.

     In fiscal 1996, the Company's major customers included the United Kingdom and the U.S. Government, which accounted for $2,366,000 and $1,631,000 of the Company's sales, respectively. These governmental entities do not have any relationship with the Company other than as customers.

     Foreign and Domestic Operations and Export Sales

     During the years ended February 23, 1996 and February 24, 1995, 1994, approximately $1,631,000 (10%) and $2,643,000 (16%), respectively, of the Company's net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the federal government.

     During the years ended February 23, 1996 and February 24, 1995, approximately $9,198,000 (59%) and $6,310,000 (40%), respectively, of the Company's net revenues were attributable to export sales or sales for export. (See Note 9 to the Company's consolidated financial statements incorporated herein by reference to the Annual Report.) On export sales, customers' obligations to the Company may be secured by irrevocable letters of credit.

     The Company does not believe that the distribution of its sales for any particular period is necessarily indicative of the distribution expected for any other period.

     A large portion of the Company's sales are under long-term contracts requiring more than one year to complete. The Company accounts for sales under long-term contracts on the percentage of completion basis. See Notes 1 and 3 to consolidated financial statements.

     The Company's U.S. Government contracts contain standard terms permitting termination without cause at the option of the Government. In the event of termination of such contracts, the Company is entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit), recording the amounts anticipated to be recovered from termination claims in income as soon as those amounts can be reasonably determined rather than at the time of final settlement. All costs applicable to a termination claim are charged as an offsetting expense concurrently with the recognition of income from the claim.

     Backlog

     The Company's sales backlog at February 23, 1996 and February 24, 1995 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $20,900,000 and $12,200,000, respectively. In addition, the Company's training and maintenance contracts backlog at February 23, 1996 and February 24, 1995 for work to be performed and revenue to be recognized after that date under written agreements was approximately $2,100,000 and $3,500,000, respectively. Of the 1996 backlog, approximately $18,100,000 is under contracts for aircrew training systems and maintenance support principally for U.S. (approximately $700,000) and foreign governments (approximately $17,400,000). The U.S. Government contracts are subject to termination at the convenience of the Government with equitable cancellation cost recovery. Approximately 71% of the 1996 backlog is expected to be completed prior to February 28, 1997.

     Competition

     The Company's business strategy in recent years has been to seek niche markets in which there are not numerous competitors. However, in some areas of its business the Company competes with well-established firms, some of which have substantially greater financial and personnel resources.

     Some competitor firms have technical expertise and production capabilities in one or more of the areas involved in the design and production of physiological flight training equipment, environmental systems, and other specially designed products, and compete with the Company for this business. The competition for any particular project generally is determined by the technological requirements of the project, with consideration also being given to a bidder's reliability, product performance, past performance, and price.

     The Company faces particularly intense competition from a number of firms in the sale of hospital sterilizers but faces less competition in the sale of the larger custom-designed industrial sterilizers.

     The Company believes that it is a significant participant in the markets in which it competes, especially in aircrew training systems in which the Company believes it is a principal provider of this type of equipment and training in its market area.

     Compliance with Environmental Laws

     The Company has not incurred during 1996 nor does it anticipate incurring during fiscal 1997 any material capital expenditures to maintain compliance with Federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor does the Company anticipate that compliance with these provisions will have a material adverse effect on its earnings or competitive position.

     Employees

     On February 23, 1996, the Company had 160 full-time employees, of whom 10 were employed in executive positions, 33 were engineers, engineering designers, or draftpeople, 59 were administrative (sales, accounting, etc.) and clerical personnel, and 58 were engaged principally in production and operations.

Item 2. Description of Property

     The Company owns its executive offices and principal production facilities located on a 5-acre site in the County Line Industrial Park, Southampton, Pennsylvania in an approximately 70,000 square foot steel and masonry building. Approximately 55,000 square feet are devoted to manufacturing, and 15,000 square feet to office space. The original building was erected in 1969 and additions were made in 1973, 1976, 1985 and 1991. This property collateralizes the Company's revolving credit facility.

     The Company considers its machinery and plant to be in satisfactory operating condition and adequate for the Company's present level of business. Increases in the level of operations beyond that expected in the current fiscal year might require the Company to obtain additional facilities and equipment.

Item 3. Legal Proceedings

     In October 1993, the Company was notified by the Royal Thai Air Force (the "RTAF") that the RTAF was terminating a certain $4.6 million simulator contract with the Company. Although the Company has performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229 performance bond, as well as a draw on approximately $1.1 million of advance payment letters of credit. The RTAF has also asserted liquidated damages pursuant to the contract against the Company. In October 1993, the surety made payment on the $229 performance bond, and in the first quarter of fiscal 1995, it made payment on the approximately $1.1 million advance payment letters of credit.
The Company has commenced arbitration with the RTAF. In the arbitration, the Company is asserting claims against the RTAF for reimbursement of the costs incurred on the bond and letters of credit called, as well as claims for costs incurred in connection with RTAF-directed changes in the work and RTAF-caused delays and damages to the Company's work. The Company is also claiming that the termination was wrongful and that the company is entitled to complete the work and to be paid the balance of the contract price. The case is pending before the Thailand Arbitration Board. Management believes the Company has meritorious claims in excess of claims made by the RTAF, as well as meritorious grounds to support nonpayment of the performance bond and letters of credit. The Company has also denied the RTAF claims and believes they are without merit. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements. Management and legal counsel believe that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Certain other claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters are reserved for or are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts as would not have a significant effect on the financial position of the Company if disposed of unfavorably.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

     See information appearing under the heading "Market for the Registrant's Common Stock and Related Stockholder Matters" in the
Annual Report, attached hereto as Exhibit 13 and incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     See information appearing under the heading "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Annual Report, attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7.   Financial Statements

     See the information appearing under the headings
"Consolidated Financial Statements" and "Notes to Consolidated
Financial Statements" in the Annual Report, attached hereto as
Exhibit 13 and incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Coopers & Lybrand LLP was dismissed by the Company on January 3, 1995. In each of the two fiscal years for the two year period ended February 25, 1994, the accountant's reports on the Company's financial statements contained unqualified opinions, which were modified in fiscal 1994 for (i) an uncertainty paragraph for unsettled litigation, and (ii) an emphasis of a matter paragraph for contract claims receivable and a recently renegotiated extension to the Company's credit facility; and in fiscal 1993 for an uncertainty paragraph for unsettled litigation. The decision to dismiss the accountant was approved by the Company's audit committee.

     In each of the two fiscal years for the two year period ended February 25, 1994 there were disagreements which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In fiscal 1995, there were no disagreements with the former accountant in the interim periods subsequent to February 25, 1994. In fiscal 1994, there were disagreements as to (i) the amount of revenue to be recognized under the percentage of completion method for a certain contract, (ii) income recognition of a certain insurance settlement, and (iii) the capitalization of certain software development costs. These issues were discussed with the Company's audit committee after final resolution was made to the satisfaction of the former accountant. There were no issues which involved differences of opinion over material matters related to auditing scope or procedures. The Company authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of each of these disagreements. In fiscal 1993, there were no issues which involved differences of opinion over material matters related to accounting principles or practices, financial statement disclosures or presentation and auditing scope procedures.

     The Company engaged Grant Thornton LLP as its new independent accountants as of February 16, 1995. During the two fiscal years prior to February 24, 1995, and through February 24, 1995, the Company did not consult with Grant Thornton LLP on items which (i) were or should have been subject to SAS 50 or
(ii) concerned the subject matter of a disagreement or reportable event with the former auditors, Coopers & Lybrand LLP.

                            PART III

Item 9.   Directors and Executive Officers of the Registrant;
          Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information with respect to the directors of the Registrant:

                                  Served    Principal Occupations
                                    as      and Positions and
                                 Director   Offices with the
Name                        Age  Since(1)   Company
- ------------                ---  --------   ---------------------
William F. Mitchell(2)       54    1969     Chairman of the
                                            Board, President and
                                            Director

Richard E. McAdams(3)        60    1985     Vice President
                                            and Director

Philip L. Wagner, Ph.D.(4)   59    1993     Director

Pete L. Stephens, M.D.(5)    58    1974     Director

Michael A. Mulshine(6)       56    1994     Director

_________________________________________________________________
(1)  Directors serve one-year terms.

(2) Mr. Mitchell has been Chairman of the Board, President and Chief Executive Officer of the Company since 1969, except for the period from January 24, 1986 through January 24, 1987, when he was engaged principally in soliciting sales for the Company's products in the overseas markets.

(3) Mr. McAdams has been with the Company since 1970. He became a Vice President in 1978 with responsibility for contract administration.

(4) Dr. Wagner is an organic chemist with over 30 years of diversified experience managing research and development and new business development at E.I. du Pont de Nemours & Company and thereafter founded Chadds Ford Technologies, Inc., a consulting firm. He is currently President of Chadds Ford Technologies, Inc.

(5) Dr. Stephens has been a physician engaged in the private practice of medicine for 30 years.

(6) Mr. Mulshine has served as a Director of VASCO Corporation, a public company in the computer data security business, since 1991. He has been President of Osprey Partners, a management consulting firm, since 1977. He is Chairman of the Board of Dynex Sport Optics, Inc., an exclusive licensee of Wilson Sporting Goods Company, and has been a Director and Secretary of Scangraphics, Inc., a public company, since 1985. Mr. Mulshine is an instrument-rated pilot who served as General Manager of a flight simulator company and was involved in simulation and modeling in his early career. He received a Bachelor of Science degree in Electrical Engineering in 1961 from Newark College of Engineering.

     Committees of the Board of Directors

     During the year ended February 23, 1996, the Company had an Audit Committee consisting of three independent outside directors: Messrs. Michael A. Mulshine, Philip L. Wagner and
Dr. Pete L. Stephens. These three independent outside directors also served on the Company's Compensation Committee during the year ended February 24, 1995. The Audit Committee is charged with reviewing and overseeing the Company's financial systems and internal control procedures and conferring with the Company's independent accountants with respect thereto. The Compensation Committee is charged with reviewing the compensation of officers and key personnel.

     During the year ended February 23, 1996, the Board of Directors held two meetings and the Audit Committee and Compensation Committee each held one meeting. All members of the Board attended all of the meetings of the Board held while they were members of the Board. All members of the Audit Committee and Compensation Committee attended all meetings of the Committee held while they were members thereof.

     There are no executive officers of the Company who are not also directors of the Company.

     Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) Forms they file. The rules of the SEC regarding the filing of such statement require that "late filings" of such statements be disclosed in the Company's proxy statement.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended February 23, 1996, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation

     REMUNERATION OF DIRECTORS AND OFFICERS

     The following table sets forth compensation paid by the Company to the Chief Executive Officer for services rendered during fiscal years 1996, 1995 and 1994. There are no other executive officers whose total annual salary and bonus exceeds $ 100,000. The footnotes to the table provide additional information concerning the Company's compensation and benefit programs.

                   SUMMARY COMPENSATION TABLE

                       Annual Compensation
           -----------------------------------------
                                          Other
Name and                                  Annual     All Other
Principal  Fiscal                         Compen-     Compen-
Position    Year   Salary($)  Bonus($)  sation($)(1) sation($)(2)
- ---------  ------  ---------  --------  ------------ ------------
William F.   1996    $119,531  $   -      $   -        $2,473
 Mitchell,   1995     131,568      -          -         1,154
President    1994     165,105      -          -         1,453
and Chief
Executive
Officer

(1) The Company's executive officers receive certain perquisites. For fiscal years 1996, 1995 and 1994, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(2) These amounts represent the Company's contribution to the Retirement Savings Plan.

     Directors of the Company who are not officers of the Company are paid $600 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth as of May 20, 1996, the number of shares and percentage of the Company's Common Stock owned beneficially by each director, each nominee for director, each executive officer named in the Summary Compensation Table, and each person holding, to the Company's knowledge, more than 5% of the outstanding Common Stock. The table also sets forth the holdings of all directors and executive officers as a group.


                                        Amount and
                                        Nature of      Percent
                                        Beneficial       of
Name and Address of Beneficial Owner    Ownership       Class
- ------------------------------------    ----------     -------

William F. Mitchell (1)                   943,949        32.2%
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Pete L. Stephens, M.D. (2)                310,650(3)     10.6%
1 Eleni Lane
West Chester, PA  19382

Richard E. McAdams (4)                     19,526(5)       *
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Michael A. Mulshine (6)                         0(7)       *
Osprey Partners
2517 Route 35
Manasquan, NJ  08736

Philip L. Wagner, Ph.D. (8)                 6,000(9)       *
Chadds Ford Technologies, Inc.
P.O. Box 377
Chadds Ford, PA  19317

All directors and executive
  officers as a group (12 persons)      1,289,274(10)    44.0%


* less than 1%
- --------------------
(1) Chairman of the Board, President and Director of the Corporation.
(2)  Director of the Corporation.
(3) Includes 8,550 shares held by or for the benefit of Dr. Stephens' wife and two of his children.
(4)  Director of the Corporation.
(5) Includes options to purchase 6,000 shares held under the Company's Incentive Stock Option Plan that are presently exercisable.
(6)  Director of the Corporation.
(7) Does not include warrants to purchase 125,000 shares of stock that are exercisable only upon completion of certain activities under a separate consulting agreement.
(8)  Director of the Corporation.
(9) Includes 4,000 shares held by or for the benefit of Dr. Wagner's wife.
(10) Includes options to purchase 36,800 shares held under the Company's Incentive Stock Option plan that are presently exercisable.

Item 12.  Certain Relationships and Related Transactions

     On October 20, 1994, the Company and Mr. Mulshine entered into a Consulting Agreement, pursuant to which the Company has agreed to issue warrants to Mr. Mulshine to purchase
125,000 shares of the Company's common stock at an initial exercise price of $4.75 in consideration for Mr. Mulshine providing certain consulting services to the Company.

Item 13.  Exhibits and Reports on Form 8-K

(a)       Exhibits:

Number    Item
- ------    ----
3(i)      Registrant's Articles of
          Incorporation, as amended, was
          filed as Exhibit 3(i) to
          Registrant's Form 10-K for the year
          ended February 25, 1994 and is
          incorporated herein by reference.

3(ii)     Registrant's By-Laws, as amended,
          was filed as Exhibit 3(ii) to
          Registrant's Form 10-K for the year
          ended February 25, 1994 and is
          incorporated herein by reference.

10(i)     Chief Executive Compensation Plan,
          Executive Management/Key Employee
          Compensation Plan, General
          Compensation Policy was filed as
          Exhibit 10(i) to the Registrant's
          Form 10-K for the year ended
          February 25, 1994 and is
          incorporated herein by reference.*

10(ii)    Registrant's 1988 Incentive Stock
          Option Plan was filed as
          Exhibit 10(v) to Registrant's
          Form 10-K for the year ended
          February 23, 1990 and is
          incorporated herein by reference.*

10(iii)   Registrant's Employee Stock
          Purchase Plan was filed on July 6,
          1988 as Exhibit A to the Prospectus
          included in Registrant's
          Registration Statement (File
          No. 33-42219) on Form S-8 and is
          incorporated herein by reference.*

10(iv)    Registrant's Revolving Credit
          Agreement with the Chase Manhattan
          Bank, N.A. as Agent, dated as of
          November 20, 1990, filed as
          Exhibit 4 to the Registrant's
          Form 10-Q for the quarter ended
          November 23, 1990 and is
          incorporated herein by reference.

10(v)     Registrant's Promissory Note to the
          Chase Manhattan Bank, N.A., dated
          November 20, 1990, filed as
          Exhibit 4 to the Registrant's
          Form 10-K for the fiscal year ended
          February 22, 1991 and is
          incorporated herein by reference.

10(vi)    Registrant's Promissory Note to
          Chemical Bank, dated November 20,
          1990, filed as Exhibit 4 to the
          Registrant's Form 10-K for the
          fiscal year ended February 22,
          1991 and is incorporated herein by
          reference.

10(vii)   First Amendment to Registrant's
          Revolving Credit Agreement with the
          Chase Manhattan Bank, N.A. as Agent,
          as Exhibit 10(viii) to the
          Registrant's Form 10-K for the
          fiscal year ended February 25, 1994
          and is incorporated herein by
          reference.

10(viii)  Second Amendment to Registrant's
          Revolving Credit Agreement with the
          Chase Manhattan Bank, N.A. as Agent,
          dated as of February 28, 1993, filed
          as Exhibit 10(ix) to the
          Registrant's Form 10-K for the
          fiscal year ended February 24, 1995
          and is incorporated herein by
          reference.

10(ix)    Third Amendment to Registrant's
          Revolving Credit Agreement with the
          Chase Manhattan Bank, N.A. as Agent,
          dated as of September 15, 1994,
          filed as Exhibit 10(x) to the
          Registrant's Form 10-K for the
          fiscal year ended February 24, 1995
          and is incorporated herein by
          reference.

10(x)     Fourth Amendment to Registrant's
          Revolving Credit Agreement with the
          Chase Manhattan Bank, N.A. as Agent,
          dated as of July 12, 1995.

10(xi)    Registrant's Stock Award Plan
          adopted April 7, 1993, filed as
          Exhibit 10(ix) to the Registrant's
          Form 10-K for the fiscal year ended
          February 25, 1994 and is
          incorporated herein by reference.*

10(xii)   Fifth Amendment to Registrant's
          Revolving Credit Agreement with the
          Chase Manhattan Bank, N.A., as Agent,
          dated as of November 20, 1995, was
          filed as Exhibit 10 to the
          Registrant's Form 10-QSB for the
          quarter ended November 24, 1995
          and is incorporated herein by
          reference.

10(xiii)  Form of Sixth Amendment to Registrant's
          Revolving Credit Agreement with the
          Chase Manhattan Bank, N.A., as Agent,
          dated as of May 23, 1996.

10(xiv)   Form of 1996 Warrant Agreement between
          the Registrant and Chase Manhattan
          Capital Corporation.

10(xv)    Form of 1997 Warrant Agreement between
          the Registrant and Chase Manhattan
          Capital Corporation.

13        Portions of Registrant's 1996 Annual
          Report to Shareholders which are
          incorporated by reference into this
          Form 10-KSB.

21        No material subsidiaries.

23        Consent of Grant Thornton L.L.P.

27        Financial Data Schedule

- ---------------
*    Represents a management contract or
     a compensatory plan or arrangement.

(b)  Reports on Form 8-K:
     None.

                           SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ENVIRONMENTAL TECTONICS CORPORATION

                              By/s/ William F. Mitchell
                                 William F. Mitchell, President
                                   and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                   Position               Date
          ----                   --------               ----
/s/ William F. Mitchell     Chairman of the Board,   May 23, 1996
William F. Mitchell         President and Director


/s/ Duane D. Deaner         Chief Financial          May 23, 1996
Duane D. Deaner             Officer (Principal
                            Accounting Officer)

/s/ Richard E. McAdams      Director                 May 23, 1996
Richard E. McAdams

/s/ Michael A. Mulshine     Director                 May 23, 1996
Michael A. Mulshine

/s/ Pete L. Stephens, M.D.  Director                 May 23, 1996
Pete L. Stephens, M.D.

/s/ Philip L. Wagner        Director                 May 23, 1996
Philip L. Wagner

                          EXHIBIT INDEX

Exhibit No.       Item
- -----------       ----

3(i)              Registrant's Articles of
                  Incorporation, as amended, was
                  filed as Exhibit 3(i) to
                  Registrant's Form 10-K for the year
                  ended February 25, 1994 and is
                  incorporated herein by reference.

3(ii)             Registrant's By-Laws, as amended,
                  was filed as Exhibit 3(ii) to
                  Registrant's Form 10-K for the year
                  ended February 25, 1994 and is
                  incorporated herein by reference.

10(i)             Chief Executive Compensation Plan,
                  Executive Management/Key Employee
                  Compensation Plan, General
                  Compensation Policy was filed as
                  Exhibit 10(i) to the Registrant's
                  Form 10-K for the year ended
                  February 25, 1994 and is
                  incorporated herein by reference.*

10(ii)            Registrant's 1988 Incentive Stock
                  Option Plan was filed as
                  Exhibit 10(v) to Registrant's
                  Form 10-K for the year ended
                  February 23, 1990 and is
                  incorporated herein by reference.*

10(iii)           Registrant's Employee Stock
                  Purchase Plan was filed on July 6,
                  1988 as Exhibit A to the Prospectus
                  included in Registrant's
                  Registration Statement (File
                  No. 33-42219) on Form S-8 and is
                  incorporated herein by reference.*

10(iv)            Registrant's Revolving Credit
                  Agreement with the Chase Manhattan
                  Bank, N.A. as Agent, dated as of
                  November 20, 1990, filed as
                  Exhibit 4 to the Registrant's
                  Form 10-Q for the quarter ended
                  November 23, 1990 and is
                  incorporated herein by reference.

10(v)             Registrant's Promissory Note to the
                  Chase Manhattan Bank, N.A., dated
                  November 20, 1990, filed as
                  Exhibit 4 to the Registrant's
                  Form 10-K for the fiscal year ended
                  February 22, 1991 and is
                  incorporated herein by reference.

10(vi)            Registrant's Promissory Note to
                  Chemical Bank, dated November 20,
                  1990, filed as Exhibit 4 to the
                  Registrant's Form 10-K for the
                  fiscal year ended February 22,
                  1991 and is incorporated herein by
                  reference.

10(vii)           First Amendment to Registrant's
                  Revolving Credit Agreement with the
                  Chase Manhattan Bank, N.A. as Agent,
                  as Exhibit 10(viii) to the
                  Registrant's Form 10-K for the
                  fiscal year ended February 25, 1994
                  and is incorporated herein by
                  reference.

10(viii)          Second Amendment to Registrant's
                  Revolving Credit Agreement with the
                  Chase Manhattan Bank, N.A. as Agent,
                  dated as of February 28, 1993, filed
                  as Exhibit 10(ix) to the
                  Registrant's Form 10-K for the
                  fiscal year ended February 24, 1995
                  and is incorporated herein by
                  reference.

10(ix)            Third Amendment to Registrant's
                  Revolving Credit Agreement with the
                  Chase Manhattan Bank, N.A. as Agent,
                  dated as of September 15, 1994,
                  filed as Exhibit 10(x) to the
                  Registrant's Form 10-K for the
                  fiscal year ended February 24, 1995
                  and is incorporated herein by
                  reference.

10(x)             Fourth Amendment to Registrant's
                  Revolving Credit Agreement with the
                  Chase Manhattan Bank, N.A. as Agent,
                  dated as of July 12, 1995.

10(xi)            Registrant's Stock Award Plan
                  adopted April 7, 1993, filed as
                  Exhibit 10(ix) to the Registrant's
                  Form 10-K for the fiscal year ended
                  February 25, 1994 and is
                  incorporated herein by reference.*

10(xii)           Fifth Amendment to Registrant's
                  Revolving Credit Agreement with the
                  Chase Manhattan Bank, N.A., as Agent,
                  dated as of November 20, 1995, was
                  filed as Exhibit 10 to the
                  Registrant's Form 10-QSB for the
                  quarter ended November 24, 1995
                  and is incorporated herein by
                  reference.

10(xiii)          Form of Sixth Amendment to Registrant's
                  Revolving Credit Agreement with the
                  Chase Manhattan Bank, N.A., as Agent,
                  dated as of May 23, 1996.

10(xiv)           Form of 1996 Warrant Agreement between
                  the Registrant and Chase Manhattan
                  Capital Corporation.

10(xv)            Form of 1997 Warrant Agreement between
                  the Registrant and Chase Manhattan
                  Capital Corporation.

13                Portions of Registrant's 1996 Annual
                  Report to Stockholders which are
                  incorporated by reference into this
                  Form 10-KSB.

21                No material subsidiaries.

23                Consent of Grant Thornton L.L.P.

27                Financial Data Schedule

- ---------------
*    Represents a management contract or
     a compensatory plan or arrangement.