Form 10QSB
period 1996-05-31
ENVIRONMENTAL TECTONICS CORP
filed 1996-07-15
CIK 33113

FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended May 31, 1996

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

                  Yes   x                                   No


      The number of shares outstanding of the registrant's common stock as of July 15, 1996 is: 2,928,944

                      ENVIRONMENTAL TECTONICS CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                3 Months Ended
                  ($000's, except per share data, Unaudited)

                                          May 31, 1996            May 26, 1995
Net Sales                                 $    4,509              $   3,712

Cost of goods sold                             3,114                  2,286

      Gross profit                             1,395                  1,426

Operating expenses:
      Selling and administrative                 904                  1,056
      Research and development                    52                     40
                                                 956                  1,096

      Operating income                           439                    330

Other expenses:
      Interest expense                           226                    213
      Letter of credit fees                        7                      8
      Other, net                                  31                      -
                                                 264                    221

      Income before income taxes                 175                    109


Provision (benefit) for income taxes              55                     39


      Net income                          $      120              $      70



Earnings per common share
      (primary and fully diluted)         $      .04              $     .02


                         See notes to consolidated financial statements.

                               ENVIRONMENTAL TECTONICS CORPORATION
                                        AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                       ($000's, Unaudited)

            ASSETS                        May 31, 1996      February 23, 1996
Current assets:

      Cash and cash equivalents           $       4               $      31

      Cash equivalents restricted for
            letters of credit                   644                     859

      Accounts receivable, net                6,534                   7,710

      Costs and estimated earnings
            in excess of billings on un-
            completed long-term contracts     4,454                   4,024

      Inventories                             4,009                   3,611

      Prepaid expenses and other current
            assets                              652                     574

Total current assets                         16,297                  16,809




Property, plant, and equipment,
      at cost, net                            2,453                   2,498

Software development costs, net
      of accumulated amortization of
      $2,119 at May 26 and
      $1,991 at February 24                   1,604                   1,617

Other assets                                      2                       2


      Total assets                        $  20,356               $  20,926



                         See notes to consolidated financial statements.

                               ENVIRONMENTAL TECTONICS CORPORATION
                                        AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                       ($000's, Unaudited)

      LIABILITIES                                     May 31, 1996      February 23, 1996

Current liabilities:

      Current portion of long-term debt               $   7,380               $   2,441

      Accounts payable - trade                            2,118                   1,586

      Billings in excess of costs and
            estimated earnings on
            uncompleted long-term contracts               2,577                   3,355

      Customer deposits                                       9                     104

      Accrued income taxes                                  209                     188

      Net arbitration award                                 295                     445

      Accrued liabilities                                   847                     812

            Total current liabilities                    13,435                   8,931

Long-term debt, less current portion
      credit facility payable to banks
            due March 31, 1997                                -                   5,214
      Other                                                 295                     300
                                                            295                   5,514

Deferred income taxes                                       370                     370

            Total liabilities                            14,100                  14,815

Commitments and Contingencies (Note 6)                        -                       -

      STOCKHOLDERS' EQUITY

Common stock - authorized 10,000,000
      shares $.10 par value; 2,928,944
      shares issued and outstanding                         293                     293

Capital contributed in excess of par
      value of common stock                               1,717                   1,692

Retained earnings                                         4,246                   4,126

Total stockholders' equity                                6,256                   6,111

            Total liabilities and
               stockholders' equity                   $  20,356               $  20,926


                See notes to consolidated financial statements.

                      ENVIRONMENTAL TECTONICS CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                3 Months Ended
                              ($000's, Unaudited)

                                                            May 31, 1996      May 26, 1995
Increase (decrease) in cash:

Reconciliation of net income to net cash provided by (used in) operating activities:

      Net income                                            $      120        $         70
      Adjustments to reconcile net income
            to net cash provided by (used in)
            operating activities:

            Depreciation and amortization                          290                 226
            (Increase) decrease in assets:
                  Accounts receivable                            1,176               1,784
                  Costs and estimated earnings
                        in excess of billings
                        on uncompleted long-term
                        contracts                                 (430)                (85)
                  Inventories                                     (398)               (369)
                  Prepaid expenses
                        and other current assets                   (78)               (306)
            (Decrease) increase in liabilities:
                  Accounts payable                                 532                (422)
                  Billings in excess
                        of costs and estimated earnings
                        on uncompleted long-term
                        contracts                                 (778)               (131)
                  Customer deposits                                (95)               (104)
                  Payments Under Settlement Agreements            (250)                  -
                  Accrued liabilities and income taxes              56                 (88)


                  Net cash provided by (used in)
                        operating activities                       145                 575

Cash flows from investing activities:
      Acquisition of equipment                                     (58)                (41)
      Increase in software development costs                      (149)               (103)
      Decrease in other assets                                       -                  42

            Net cash used in investing activities                 (207)               (169)

Cash flows from financing activities:
      Borrowings under credit facility                               -                 192
      Increase (Decrease) in cash equivalents
            restricted for letters of credit                       215                 (67)
      Payments under credit facility                              (175)               (500)
      Principal payments of capital leases
            and other long-term debt                                (5)                 (5)
      Proceeds from issuance of common stock                         -                  68

            Net cash provided by (used in)
                  financing activities                              35                (245)

            Net increase (decrease) in cash
                  and cash equivalents                             (27)                161

            Cash and cash equivalents
                  at beginning of period                            31                  66

            Cash and cash equivalents
                  at end of period                          $        4        $        227

Supplemental schedule of cash flow information:
      Interest paid                                         $      128        $        203
      Income taxes paid, net                                        34                   -

                See notes to consolidated financial statements.

                      ENVIRONMENTAL TECTONICS CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                   ($000's)

1. The information in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

      There has been no significant change in the Company's effective tax rate since February 23, 1996.

2. Under the Company's 1988 Incentive Stock Option Plan, 500,000 shares of the Company's common stock are currently reserved for issuance in connection with the exercise of options, and options to acquire 79,550 shares are currently outstanding.

3. Earnings per common share are based on net income divided by the number of common and common stock equivalent shares (shares issuable upon the exercise of stock options and warrants) outstanding. Weighted average number of common shares and equivalents outstanding were approximately 2,922,000 (primary and fully diluted) in 1996 and 2,874,000 (primary) in 1995.

4.    Inventories consist of the following:

                              May 31, 1996      February 23, 1996

      Raw materials           $     708               $     696
      Work in process             3,301                   2,915
      Finished goods               -                       -
                              $   4,009               $   3,611

5.    The components of accounts receivable are as follows:

                                          May 31, 1996      February 23, 1996
U. S. Government receivables
      billed and unbilled
      contract costs
      subject to negotiation              $   3,767               $   3,848

U.S. receivables billed                         522                     746

International:
      Receivables billed                        995                   1,866
      Unbilled contract costs
            subject to negotiation            1,374                   1,374
                                              6,658                   7,834
      Less allowance for doubtful
            accounts                           (124)                   (124)

                                          $   6,534              $   7,710

      U.S. Government receivables billed and unbilled contract costs subject to negotiation:

      Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government. In fiscal 1995, the Company recorded approximately $1.4 million of claims revenue related to two certain aircrew training systems contracts. No claims revenue was recorded in fiscal 1996. The Company has recorded claims to the extent of contract costs incurred. These costs have been incurred in connection with U.S. Government-caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 1997. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company estimates that the total net claims filed and to be filed approximate $7.3 million, a portion of which has been included in U.S. Government receivables billed and unbilled contract costs subject to negotiation. Such claims are subject to negotiation and audit by the U.S. Government.

      International unbilled contract costs subject to negotiation:

      Unbilled contract costs subject to negotiation represent claims made or to be made against the Royal Thai Air Force ("RTAF"). In the first quarter of fiscal 1995, the Company recorded approximately $1.1 million of claims receivable (but no claims revenue) for letters of credit drawn related to the same contract. The Company has recorded claims to the extent of the drawn letters of credit and called performance bond, which may not be recovered in full in fiscal 1997. The total net claim filed includes these amounts and are subject to arbitration and negotiation with the foreign government.

6.    Contingencies:

      Claims and Litigation:

      In October 1993, the Company was notified by the RTAF that the RTAF was terminating a certain $4.6 million simulator contract with the Company. Although the Company has performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229 performance bond, as well as a draw on approximately $1.1 million of advance payment letters of credit. The RTAF has also asserted liquidated damages against the Company. In October 1993, the surety made payment on the $229 performance bond, and in the first quarter of fiscal 1995, it made payment on the approximately $1.1 million advance payment letters of credit. The Company has commenced arbitration with the RTAF. In the arbitration, the Company is asserting claims against the RTAF for reimbursement of the costs incurred on the bond and letters of credit called, as well as claims for costs incurred in connection with RTAF-directed changes in the work and RTAF-caused delays and damages to the Company's work. The Company is also claiming that the termination was wrongful and that the Company is entitled to complete the work and to be paid the balance of the contract price. The case is pending before the Thailand Arbitration Board. Management believes the Company has meritorious claims in excess of claims made by the RTAF, as well as meritorious grounds to support nonpayment of the performance bond and letters of credit. The Company has also denied the RTAF claims and believes they are without merit. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements. Management and legal counsel believe that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

      Certain other claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, after consultation with legal counsel, all such matters are reserved for or adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of the Company if disposed of unfavorably.
                      ENVIRONMENTAL TECTONICS CORPORATION
                               AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 May 31, 1996

                                  (Unaudited)

Material Changes in Financial Condition

Cash provided from operations decreased from $575,000 in the prior year period to $145,000 in the current three months ended May 31, 1996. The decrease primarily resulted from an increase in costs and estimated earnings in excess of billings on uncompleted long-term contracts coupled with a decrease in billings in excess of costs and estimated earnings on uncompleted long-term contracts, both of which resulted in uses of cash from operations. The change in both of these accounts reflected the stage of billing/production for many of the long-term contract jobs in the current period. Many of the existing contracts have passed the initial start-up period (where billing normally exceeds cost expenditures) and are into the middle/pre-shipment phase where production costs normally exceed billing balances. Because of the anticipated receipt of revenues in the next quarter, the Company will have sufficient liquidity to fund continuing operations and to meet all obligations as they become due.

The Company has a revolving credit agreement with two banks, which provides financing of up to $9.0 million. The facility expires by its terms on March 31, 1997. The credit facility permits both direct borrowing for working capital and other corporate purposes and the issuance of letters of credit for the Company. At May 31, 1996, there were outstanding letters of credit of approximately $644,000 and the Company had borrowings of approximately $7.3 million under the credit facility.

The Company's sales backlog at May 31, 1996 and February 23, 1996 for work to be performed, training and maintenance contracts, and prospective revenue to be recognized after that date under written agreements was approximately $26,000,000 and $23,000,000, respectively.

Material Changes in Results of Operations

Net sales of approximately $4.5 million for the three months ended May 31, 1996 increased in comparison to the equivalent prior year's quarter. Increases were evidenced across all product lines except environmental which had a temporary slow-down reflecting reduced bookings at the end of last year. The most significant increase was evidenced in sterilizers with an 83% increase.

Although sales increased, gross profit decreased in the current quarter to $1,395,000, 30.9% of net sales, from $1,426,000, 33.8%
of net sales, in the prior year's period. This decrease was primarily attributable to the aforementioned sales mix shift to sterilizers (from a higher mix of aircrew training sales in the prior period) as sterilizers generally produce lower margins than the aircrew training systems line.

Operating expenses decreased $140,000, 12.8%, reflecting continuing stringent cost controls.

Interest expense increased from the prior year as a reduced balance was offset by a higher interest rate.

Other expenses in the current period reflected amortization expense of $25,000 of a deferred finance charge associated with warrants issued in conjunction with the Company's credit facility which expires in March, 1997.
                          Part II - Other Information

Item 1.     Legal proceedings:

            See Note 6 in Part I.

Item 6.     Exhibits and Reports on Form 8-K:

            a.    Exhibits

                  Exhibit 27 - Financial Data Schedule.

            b.    Reports on Form 8-K

                  No reports on Form 8-K were filed
                  during the three months ended
                  May 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENVIRONMENTAL TECTONICS CORPORATION
                                          (Registrant)







                              By:/s/ Duane Deaner
                                    Duane Deaner,
                                    Chief Financial Officer (authorized
                                    officer and principal financial
                                    officer)






Date:  July 15, 1996

                                 EXHIBIT INDEX


Exhibit No.                   Description

    27                        Financial Data Schedule.