Form 10QSB
period 1996-09-30
ENVIRONMENTAL TECTONICS CORP
filed 1996-10-15
CIK 33113

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

     (Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 30, 1996

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _________

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

          Yes    x                      No

     The number of shares outstanding of the registrant's common stock as of August 30, 1996 is: 2,928,944.

                 PART I - Financial Information

Item 1.   Financial Statements:

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                         6 Months Ended
           ($000's, except per share data, unaudited)

                               August 30, 1996   August 25, 1995

Net sales                           $9,406            $7,271

Cost of goods sold                   6,429             4,594

     Gross profit                    2,977             2,677

Operating expenses:
     Selling and administrative      1,883             1,964
     Research and development           74                83
                                     1,957             2,047

     Operating income                1,020               630

Other expenses:
     Interest expense                  515               432
     Letter of credit fees              11                12
     other, net                         64                 8
                                       590               452

     Income before income
       taxes                           430               178

Provision for income
     taxes                             138                63

     Net income                     $  292            $  115

Earnings per common share
    (primary and fully diluted)     $  .10            $  .04


     See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                         3 Months Ended
           ($000's, except per share data, unaudited)

                               August 30, 1996   August 25, 1995

Net sales                           $4,897            $3,559

Cost of goods sold                   3,315             2,308

     Gross profit                    1,582             1,251

Operating expenses:
     Selling and administrative        979               908
     Research and development           22                43
                                     1,001               951

     Operating income                  581               300

Other expenses:
     Interest expense                  289               219
     Letter of credit fees               4                 4
     other, net                         33                 8
                                       326               231

     Income before income
       taxes                           255                69

Provision for income
     taxes                              83                24

     Net income                     $  172            $   45

Earnings per common share
     (primary and fully diluted)    $  .06            $  .02


     See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, unaudited)



           ASSETS                         August 30, 1996
February 23, 1996
Current assets:

      Cash and cash equivalents                $     -
$    31

      Cash equivalents restricted for
           letters of credit                       394
    859

      Accounts receivable, net                   7,742
  7,710

      Costs and estimated earnings
           in excess of billings on un-
           completed long-term contracts         3,965
  4,024

      Inventories                                4,082
  3,611

      Prepaid expenses and other current
           assets                                  493
    574

Total current assets                            16,676
 16,809



Property, plant, and equipment,
      at cost, net                               2,424
  2,498

Software development costs, net
      of accumulated amortization of
      $2,896 at August 30 and
      $2,563 at February 23                      1,586
  1,617

Other assets                                         2
      2

      Total assets                             $20,688
$20,926

     See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, unaudited)


     LIABILITIES                              August 30, 1996
 February 23, 1996
Current liabilities:

     Current portion of long-term debt             $ 7,230
     $ 2,441

     Accounts payable - trade                        2,133
       1,586

     Billings in excess of costs and
          estimated earnings on
          uncompleted long-term contracts            2,580
       3,355

     Customer deposits                                 125
         104

     Accrued income taxes                              262
         188

     Net arbitration award                             195
         445

     Accrued liabilities                             1,048
         812

          Total current liabilities                 13,573
       8,931

Long-term debt, less current portion
     Credit facility payable to banks
          due March 31, 1997                             -
       5,214
     Other                                             292
         300
                                                       292
       5,514

Deferred income taxes                                  370
         370

          Total liabilities                         14,235
      14,815

Commitments and contingencies (Note 7)                   -
           -

     STOCKHOLDERS' EQUITY

Common stock - authorized 10,000,000
     shares $.10 par value; 2,928,944
     shares issued and outstanding                     293
         293

Capital contributed in excess of par
     value of common stock                           1,742
       1,692

Retained earnings                                    4,418
       4,126

Total stockholders' equity                           6,453
       6,111

          Total liabilities and
              stockholders' equity                 $20,688
     $20,926


     See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         6 Months Ended
                       ($000's, unaudited)


                                              August 30, 1996
 February 23, 1996
Increase (decrease) in cash

Reconciliation of net income
     to net cash provided
     by (used in) operating
     activities:

     Net income                                    $   292
     $   115
     Adjustments to reconcile net
          income to net cash
          used in operating activities:

          Depreciation and amortization                571
         457
          (Increase) decrease in assets
               Accounts receivable                     (32)
       2,432
               Costs and estimated earnings
                    in excess of billings               59
        (779)
               Inventories                            (471)
         (23)
               Prepaid expenses
                    and other current assets            81
        (269)
          (Decrease) increase in liabilities           555
        (248)
               Accounts payable
               Billings in excess of costs
                    and estimated earnings            (775)
        (357)
               Customer deposits                        21
        (118)
               Payments under settlement
                    agreements                        (350)
          --
               Accrued liabilities and income
                    taxes                              310
         (57)

               Net cash provided by operating
                    activities                         261
       1,153

Cash flows from investing activities:
     Acquisition of equipment                         (115)
        (124)
     Increase in software development costs           (309)
        (291)
     Decrease in other assets                           --
          42

          Net cash used in investing activities       (424)
        (373)

Cash flows from financing activities:
     Borrowings under credit facility
         375
     Increase in cash equivalents restricted
          for letters of credit                        465
        (227)
     Payments under credit facility                   (325)
      (1,000)
     Principal payments of capital leases
          and other long-term debt                      (8)
         (65)
     Proceeds from issuance of common stock              --
          71

          Net cash provided by (used in)
               financing activities                     132
        (846)

          Net decrease in cash                          (31)
         (66)

          Cash at beginning of period                    31
          66

          Cash at end of period                     $    --
     $    --

Supplemental schedule of cash flow information:
     Interest paid                                 $    515
     $   342
     Income taxes paid                                   60
          --

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

2.   Under the Company's 1988 Incentive Stock Option Plan,
     500,000 shares of the Company's common stock are currently reserved for issuance in connection with the exercise of options, and options to acquire 124,550 shares are currently outstanding.

3. Earnings per common share are based on net income divided by the number of common and common stock equivalent shares (shares issuable upon the exercise of stock options and warrants) outstanding. Weighted average number of common shares and equivalents outstanding were approximately 2,960,000 (primary and fully diluted) in 1996 and 2,874,000 (primary) in 1995.

4.   Inventories consist of the following:

                           August 30, 1996     February 23, 1996

     Raw materials              $  733               $  696
     Work in Process             3,349                2,915
     Finished Goods                 --                   --
                                $4,082               $3,611

5.   The components of accounts receivable are as follows:

                           August 30, 1996     February 23, 1996*

U.S. Government receivables
     billed and unbilled
     contract costs subject
     to negotiation             $ 4,530              $ 3,848

U.S. receivables billed             286                  746

International receivables
     billed                       3,050                3,240
                                  7,866                7,834
     Less allowance for
          doubtful accounts        (124)                (124)
                                $ 7,742              $ 7,710


     *Restated to conform to current classifications.


     U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government. In fiscal 1995, the Company recorded approximately $1.4 million of claims revenue related to two certain aircrew training systems contracts. No claims revenue was recorded in fiscal 1996 or 1997. The Company has recorded claims to the extent of contract costs incurred. These costs have been incurred in connection with U.S. Government-caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 1997. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company estimates that the total net claims filed and to be filed approximate $7.3 million, a portion of which has been included in U.S. Government receivables billed and unbilled contract costs subject to negotiation. Such claims are subject to negotiation and audit by the U.S. Government.

     See also footnote number 6.

6.   Subsequent Event

     On October 1, 1996, the Company was notified of the results of an arbitration award concerning a large contract with the Royal Thai Air Force (the "RTAF"). In October 1993, the Company had been notified by the RTAF that the RTAF was terminating a certain $4.6 million simulator contract with the Company, alleging a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a drew on approximately $1.1 million of advance payment letters of credit. The RTAF also asserted liquidated damages against the Company. In October 1993, the surety made payment on the $229,000 performance bond, and in the first quarter of fiscal 1995, it made payment on the approximately $1.1 million advance payment letters of credit.

     On October 1, 1996, the Thai Trade Arbitration Council rendered its decision, under which the contract was reinstated in full, and the Company was instructed to complete the remainder of the contract work. Upon completion of the contract, the RTAF will pay the Company the 10% balance due, and will also release the performance bond and advance payment guarantee that were called. Additionally, no penalties will be assessed against the Company. An amount of $1,374,000 related to this settlement is included in International receivables billed at August 30 and February 23, 1996.

7.   Contingencies

     Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, after consultation with legal counsel, all such matters are reserved for or adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of the Company if disposed of unfavorably.

Item 2.   Management's Discussion and Analysis:

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                         August 30, 1996

Material Changes in Financial Condition

Cash provided from operations decreased from $1,153,000 in the prior year period to $261,000 in the current six months ended August 30, 1996. The decrease primarily resulted from reduced cash from accounts receivable partially offset by increased accounts payable and accrued liabilities and reduced prepaid expenses. Although the accounts receivable balance was basically constant from February 23 to August 30, 1996, the prior period reflected a large decrease due to collection of receivables billed on two certain international aircrew training systems contracts and two certain domestic sterilizer contracts. Increases in the current period in accounts payable and accrued liabilities reflected the overall increased purchase activity, while the decrease in prepaid expenses resulted from amortization of prepaid commissions.

The Company has a revolving credit agreement with two banks, which provides financing of up to $7.7 million. The facility expires by its terms on March 31, 1997. The credit facility permits both direct borrowing for working capital and other corporate purposes and the issuance of letters of credit for the Company. At August 30, 1996, there were outstanding letters of credit of approximately $190,000 and borrowings of approximately $7.2 million under the credit facility.

The Company's sales backlog at August 30, 1996 and February 23,
1996 for work to be performed, training and maintenance contracts, and prospective revenue to be recognized after that date under written agreements was approximately $31,500,000 and $23,000,000 respectively.

Material Changes in Results of Operations

Net sales of approximately $9.4 million for the six months and approximately $4.9 million for the three months ended August 30, 1996 increased by 29% and 38% in comparison to the respective equivalent prior year's periods. Increases were evidenced across all product lines except environmental which was negatively impacted by reduced bookings at the end of last year. The most significant increases for the current six month period was evidenced in sterilizers (up 78%) and aircrew training systems (up 46%).

Gross profit increased by $300,000 for the six months and $331,000 for the three months ended August 30, 1996 as compared to the prior year's respective periods. The increases reflected the aforementioned sales increases partially offset by a sales mix shift to lower-margin sterilizer sales in the current periods.

Operating expenses were up $50,000 for the three months ended August 30, 1996, but fiscal year to date are down by $90,000 versus the prior year. As a percent of net sales, operating expenses for the six months ended August 30, 1996, decreased to 20.8% versus 28.2% in the prior year's period.

Interest expense increased in both respective current periods reflecting an increase in the interest rate charged by the Company's primary lender coupled with additional interest expense paid on a federal tax settlement.

The increase in other expenses for both current periods resulted from amortization of a deferred finance charge associated with warrants issued in conjunction with the Company's credit facility which expires in March, 1997.

                   PART II - Other Information

Item 1.   Legal proceedings:

          See Note 7 in Part I.

Item 4.   Submission of Matters to Vote of Security Holders

          The 1996 Annual Meeting of Shareholders (the "Meeting") of the Company was held on August 9, 1996. Notice of the Meeting was mailed to shareholders on or about
          July 15, 1996.

          The Meeting was held:

          1. To elect five directors to serve until their successors have been elected and qualified.

          2. To consider and act upon a proposal to amend the Company's Articles of Incorporation to authorize
               1,000,000 shares of preferred stock ("Matter
               No. 2").

          There was no solicitation in opposition to the nominees of the board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for, as well as the number of votes withheld, for each of the nominees for election to the Board of Directors were as follows:

          Nominee                  For           Withheld

          Richard E. McAdams    2,552,612         53,976
          William F. Mitchell   2,552,612         53,976
          Michael A. Mulshine   2,552,612         53,976
          Pete L. Stephens      2,552,612         53,976
          Philip L. Wagner      2,483,412         54,176

          Matter No. 2 was approved by shareholders at the Meeting. The votes cast for this matter were as follows:

                                       Abstentions and
          For          Against         Broker Non-Votes

          1,847,654      2,991               3,641

Item 6.   Exhibits and Reports on Form 8-K:

          a.   Exhibits

               Exhibit 27 - Financial Data Schedule.

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed
               during the three months ended
               August 30, 1996.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENVIRONMENTAL TECTONICS CORPORATION
                                             (Registrant)



                              By   /s/ Duane D. Deaner
                                   Duane D. Deaner, Chief
                                   Financial Officer and
                                   Principal Accounting Officer


Date:  October 14, 1996

                          EXHIBIT INDEX

Exhibit No.              Description

    27                   Financial Data Schedule.