Form 10QSB
period 1996-11-29
ENVIRONMENTAL TECTONICS CORP
filed 1997-01-13
CIK 33113

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended November 29, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

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

          Yes   x                       No _____

The number of shares outstanding of the registrant's common stock as of November 29, 1996 is:  2,941,344

                 PART I - Financial Information


Item 1.  Financial Statements:

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                         9 Months Ended
           ($000's, except per share data, Unaudited)

                              November 29, 1996   November 24, 1995
Net Sales                        $  14,974            $  11,358

Cost of goods sold                  10,223                7,411

     Gross profit                    4,751                3,947

Operating expenses:
     Selling and administrative      2,924                2,764
     Research and development          104                  106
                                     3,028                2,870

     Operating income                1,723                1,077

Other expenses:
     Interest expense                  666                  674
     Letter of credit fees              21                   16
     Other, net                        185                   44
                                       872                  734

     Income before income taxes        851                  343

Provision for income taxes             272                  121

     Net income                  $     579            $     222
                                 =========            =========

Earnings per common share
     (primary and fully diluted) $     .19            $     .08
                                 =========            =========


         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                         3 Months Ended
           ($000's, except per share data, Unaudited)


                              November 29, 1996   November 24, 1995

Net Sales                        $   5,568            $   4,087

Cost of goods sold                   3,794                2,817

     Gross profit                    1,774                1,270

Operating expenses:
     Selling and administrative      1,041                  800
     Research and development           30                   23
                                     1,071                  823

     Operating income                  703                  447

Other expenses:
     Interest expense                  151                  242
     Letter of credit fees              10                    4
     Other, net                        121                   36
                                       282                  282

     Income before income taxes        421                  165

Provision for income taxes             134                   58

     Net income                  $     287            $     107
                                 =========            =========

Earnings per common share
     (primary and fully diluted) $     .09            $     .04
                                 =========            =========

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, Unaudited)


     ASSETS                   November 29, 1996   February 23, 1996
Current assets:

     Cash and cash equivalents   $     247            $      31

     Cash equivalents restricted
        for letters of credit          355                  859

     Accounts receivable, net       10,244                7,710

     Costs and estimated earnings
       in excess of billings on
       uncompleted long-term contracts    2,746           4,024

     Inventories                     3,997                3,611

     Prepaid expenses and other current
       assets                          464                  574

Total current assets                18,053               16,809

Property, plant, and equipment,
     at cost, net                    2,402                2,498

Software development costs, net
     of accumulated amortization of
     $2,119 at November 29 and
     $1,991 at February 23           1,531                1,617

Other assets                             2                    2

     Total assets                  $21,988              $20,926
                                   =======              =======

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, Unaudited)


     LIABILITIES              November 29, 1996   February 23, 1996

Current Liabilities:

  Current portion of long-term debt $  7,092           $  2,441

  Accounts payable - trade           2,180                1,586

  Billings in excess of costs and
    estimated earnings on uncompleted
    long-term contracts              3,006                3,355

  Customer deposits                    666                  104

  Accrued income taxes                 304                  188

  Net arbitration award                145                  445

  Accrued liabilities                1,008                  812

     Total current liabilities      14,401                8,931

Long-term debt, less current portion
  credit facility payable to banks
    due March 31, 1997                   -                5,214
  Other                                326                  300
                                       326                5,514

Deferred income taxes                  370                  370

     Total liabilities              15,097               14,815

     STOCKHOLDERS' EQUITY

Common stock - authorized 10,000,000
  shares $.10 par value; 2,941,344
  shares issued and outstanding at      294                 293

Capital contributed in excess of par
  value of common stock              1,892                1,692

Retained earnings                    4,705                4,126

Total stockholders' equity           6,891                6,111

     Total liabilities and
       stockholders' equity        $21,988              $20,926
                                   =======              =======

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                         9 Months Ended
                       ($000's, Unaudited)

                              November 29, 1996   November 24, 1995
Increase (decrease) in cash:

Reconciliation of net income to
  net cash provided by (used in)
  operating activities:

  Net income                     $     579             $    222

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:

     Depreciation and amortization      953                 696

     (Increase) decrease in assets:
      Accounts receivable           (2,534)                  79

          Costs and estimated earnings
               in excess of billings    1,278              (642)
          Inventories                 (386)                (299)
          Prepaid expenses
            and other current assets      110              (127)

     (Decrease) increase in liabilities:
          Accounts payable             594                 (265)

          Billings in excess of costs
            and estimated earnings     (349)              2,066

          Customer deposits            562                  206

          Payments under settlement
            agreements                (400)                  --

          Accrued liabilities and
            income taxes               312                 (267)

          Net cash provided by
            operating activities       719                1,669

Cash flows from investing activities:
     Acquisition of equipment         (197)                (142)
     Increase in software development
       costs                          (422)                (474)
     Decrease in other assets           --                   45

     Net cash used in investing
       activities                     (619)                (571)

Cash flows from financing activities:
     Borrowings under credit facility                       525
     (increase) decrease in cash equivalents
       restricted for letters of credit       504          (102)
     Payments under credit facility          (475)       (1,350)
     Increases in capital leases               68            --

     Principal payments of capital
       leases and other long-term debt         (30)         (75)
     Proceeds from issuance of common
       stock                              49                 74
     Net cash provided by (used in)
       financing activities              116               (928)

     Net increase in cash                216                170

     Cash at beginning of period             31              66

     Cash at end of period           $   247             $  236
                                     =======             ======

Supplemental schedule of cash flow information:

     Interest paid                   $   516             $  567

     Income taxes paid                    0                  --

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

2.   Under the Company's 1988 Incentive Stock Option Plan,
     500,000 Shares of the Company's common stock are currently reserved for issuance in connection with the exercise of options, and options to acquire 116,450 shares are currently outstanding.

3. Earnings per common share are based on net income divided by the number of common and common stock equivalent shares (shares issuable upon the exercise of stock options and warrants) outstanding. Weighted average number of common shares and equivalents outstanding were approximately 2,970,000 (primary and fully diluted) in 1996 and 2,930,000 (primary) in 1995.

4.   Inventories consist of the following:

                         November 29, 1996   February 23, 1996
      Raw Materials                $     784             $     696
      Work in Process                  3,213                 2,915
      Finished Goods                    -                     -
                                   $   3,997             $   3,611
                                   =========             ==========

5.   The components of accounts receivable are as follows:

                         November 29, 1996   February 23, 1996*
U.S. Government receivables
  billed and unbilled
  contract costs
  subject to negotiation          $   5,397              $   3,848

U.S. receivables billed                 620                    746

International:
  Receivables billed                  4,351                  3,240
                                     10,368                  7,834
  Less allowance for
    doubtful accounts                  (124)                  (124)
                                  $  10,244              $   7,710
                                  =========              =========

     * Restated to conform to current classifications.

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

6.   Contingencies:

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

Item 2.  Management's Discussion and Analysis:

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        November 29, 1996

Material Changes in Financial Condition

Cash provided from operations, although positive, decreased from $1,669,000 in the prior year period to $719,000 in the current nine months ended November 29, 1996. The decrease primarily reflected increased receivables partially offset by increased accounts payable, net income and depreciation/amortization reflecting the higher sales activity in the current period.

The Company has a revolving credit agreement with two banks, which provides financing of up to $7.2 million. The facility expires by its terms on March 31, 1997. The credit facility permits both direct borrowing for working capital and other corporate purposes and the issuance of letters of credit for the Company. At November 29, 1996, there were outstanding letters of credit of approximately $190,000 and the Company had borrowed approximately $7.0 million under the credit facility. As of November 29, 1996, the Company was in technical default of the Credit Agreement. Specifically, the Company had failed to make a principal payment due the last business day of November 1996 (such payment was made on December 3, 1996), the Company had failed to supply certain financial information and the Company had failed to file a registration statement for certain warrants issued in connection with the revolving credit agreement. As of the date of this filing, the Company was in the process of completing all requirements to cure the defaults.

The Company's sales backlog at November 29, 1996 and February 23,
1996 for work to be performed, training and maintenance contracts, and prospective revenue to be recognized after that date under written agreements was approximately $30,500,000 and $23,000,000, respectively.

Material Changes in Results of Operations

Net sales of approximately $15.0 million for the nine months and approximately $5.6 million for the three months ended
November 29, 1996 increased by 32% and 36% in comparison to the respective prior year periods. Increases were evidenced across all product lines with the most significant occurring in Sterilizers (up 63%), Aircrew Training Systems (up 45%) and Simulation (up 25%).

Gross profit increased by $804,000 for the nine months and $504,000 for the three months ended November 29, 1996 as compared to the prior year respective periods. The increases reflected the aforementioned sales increases partially offset by a sales mix shift to lower-margin sterilizer sales in the current periods.

Operating expenses were up $158,000 and $248,000 for the nine months and three months ended November 29, 1996, respectively, versus the prior year. The increase in the current periods primarily reflected higher commission expense on the increased sales levels. However, as a percent of net sales, operating expenses for the nine months ended November 29, 1996, decreased to 20.2% versus 25.3% in the prior year's period.

Interest expense decreased in both respective current periods reflecting lower average loan balances.

The increase in other expenses for both current periods resulted from amortization of a non-cash deferred finance charge ($152,000 fiscal year to date) associated with warrants issued in conjunction with the Company's credit facility which expires in March 1997. A non-cash deferred finance charge of approximately $264,000 associated with contingent warrants issued in conjunction with the Company's credit facility has not been booked to the profit and loss statement because it is management's opinion that the warrants will not be required to be issued.

                   PART II - Other Information

Item 1.   Legal proceedings:

      See Note 6 in Part I.

Item 6.   Exhibits and Reports on Form 8-K:

      a.  Exhibits

          Exhibit 27 - Financial Data Schedule

      b.  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended November 29, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL TECTONICS CORPORATION
                                        (Registrant)


                         By:     /S/  Duane Deaner
                              Duane Deaner,
                              Chief Financial Officer (authorized
                              officer and principal financial
                              officer)




Date:  January 13, 1997