Form 10KSB40
period 1997-02-28
ENVIRONMENTAL TECTONICS CORP
filed 1997-06-12
CIK 33113

FORM 10-KSB
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934 For the fiscal year ended
     February 28, 1997
                               or

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

As of May 23, 1997, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $13,027,378.

As of May 23, 1997, there were 2,971,101 shares of Registrant's common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of Registrant's
1997 Annual Report to Stockholders are incorporated by reference in Part II, Items 5, 6, 7, and 8.

Transitional Small Business Disclosure Format:  Yes ___   No  x
                             PART I


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

     Since February 23, 1996, there has been no material change in the Company's mode of conducting business.

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

     The aircrew training system class of products represented
61% and 52% of consolidated revenues of the Company for the years ended February 28, 1997 and February 23, 1996, respectively.

     Sterilizers. The Company manufactures steam and gas sterilizers. Steam sterilizers are used for hospital, medical research laboratory, and industrial purposes. Gas sterilizers are used for the sterilization of packaged products such as food, spices, pharmaceutical, and disposable and reusable medical devices. The Company's sterilizers range in price from approximately $25,000 to over $1,000,000, and in chamber size from three cubic feet to over 4,000 cubic feet, although the Company concentrates on marketing the larger custom-designed sterilizers to the pharmaceutical and medical device industries.

     The sterilizer class of products represented 28% and 31% of consolidated revenues of the Company for the years ended
February 28, 1997 and February 23, 1996, respectively.

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

     Sales of these products were 11% and 17% of consolidated revenues of the Company for the years ended February 28, 1997 and February 23, 1997, respectively.

     Marketing

     The Company currently markets its products and services primarily through its officers and employees. At February 28, 1997, approximately 16 employees were committed to sales and marketing functions. The Company uses branch offices in the United Kingdom, the Middle East, and Asia as well as the services of approximately 100 independent sales organizations in seeking foreign orders for its products.

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

     The Company is currently focusing its product development efforts in the aircrew training systems segment, with a particular emphasis on enhancing the related control systems and software, and exploring commercial possibilities. The Company recently completed a Firefighting Command and Control System and Trainer for a certain foreign governmental agency. The control system is a real-time interactive training program that provides instructor-selective, computer-generated image scenarios that train and test a firefighter's ability to fight various types of aircraft fires. The trainer simulates fires in aircraft and structures that must be physically fought and controlled by a team of firefighters. The Company believes that this development will provide it with the potential for establishing a new standardized product for commercial as well as governmental use. Additionally, the Company believes this area will expand to training systems for other disaster situations.

     The Company incurred research and development costs of approximately $167,000 and $154,000 for the years ended
February 28, 1997 and February 23, 1996, respectively.

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

     Patents and Trademarks

     The Company has no patents or trademarks which it considers significant to its operations, except a patent on the GYROLAB
Spatial Disorientation Trainer which expires in December 2004.

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

     In fiscal 1997, the Company's major customers included the United Kingdom, Japan and the U.S. Government, which accounted for $3,826,000, $2,527,000 and $2,082,000 of the Company's sales, respectively. These governmental entities do not have any relationship with the Company other than as customers.

     Foreign and Domestic Operations and Export Sales

     During the years ended February 28, 1997 and February 23, 1996, approximately $2,082,000 (10%) and $1,631,000 (10%), respectively, of the Company's net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the federal government.

     During the years ended February 28, 1997 and February 23, 1996, approximately $15,422,000 (70%) and $9,198,000 (59%), respectively, of the Company's net revenues were attributable to export sales or sales for export. (See Note 10 to the Company's consolidated financial statements incorporated herein by reference to the Annual Report.) On export sales, customers' obligations to the Company may be secured by irrevocable letters of credit.

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

     The Company's U.S. Government contracts contain standard terms permitting termination for the convenience of the Government. In the event of termination of such contracts, the Company is entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit), recording the amounts anticipated to be recovered from termination claims in income as soon as those amounts can be reasonably determined rather than at the time of final settlement. All costs applicable to a termination claim are charged as an offsetting expense concurrently with the recognition of income from the claim.

     Backlog

     The Company's sales backlog at February 28, 1997 and February 23, 1996 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $25,800,000 and $20,900,000, respectively. In addition, the Company's training and maintenance contracts backlog at February 28, 1997 and February 23, 1996 for work to be performed and revenue to be recognized after that date under written agreements was approximately $5,100,000 and $2,100,000, respectively. Of the 1997 backlog, approximately $21,900,000 is under contracts for aircrew training systems and maintenance support principally for U.S. (approximately $300,000) and foreign governments (approximately $19,000,000). The U.S. Government contracts are subject to termination at the convenience of the Government with equitable cancellation cost recovery. Approximately 80% of the 1997 backlog is expected to be completed prior to February 27, 1998.

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

     Compliance with Environmental Laws

     The Company has not incurred during fiscal 1997 nor does it anticipate incurring during fiscal 1998 any material capital expenditures to maintain compliance with Federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor does the Company anticipate that compliance with these provisions will have a material adverse effect on its earnings or competitive position.

     Employees

     On February 28, 1997, the Company had 189 full-time employees, of whom 7 were employed in executive positions, 31 were engineers, engineering designers, or draftpeople, 67 were administrative (sales, accounting, etc.) and clerical personnel, and 84 were engaged principally in production and operations.

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

Item 3. Legal Proceedings

     In October 1993, the Company was notified by the Royal Thai Air Force (the "RTAF") that the RTAF was terminating a certain $4.6 million simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on approximately $1.1 million of advance payment letters of credit. On October 1, 1996, the Thai Trade Arbitration Counsel rendered a decision in favor of the Company pursuant to which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Upon completion of the contract, the RTAF will pay the Company the open receivables balance, consisting of the performance bond and the advance payment, plus the 10% due on the balance of the contract. Based on the progress to date and recent discussions with the RTAF, the Company estimates it will probably exceed the nine month contract completion period due to an extended delay in obtaining an export license for certain hardware required to complete the project. This license has now been received and the hardware has been obtained. The Company has submitted a request for a contract extension under the "force majeure" clause of the RTAF contract, and the RTAF has agreed to an extension to complete the installation and training. If the Company experiences additional delays that are not approved by the RTAF, the RTAF could invoke penalties against the Company, including termination of the contract and delay penalties.

     A lawsuit was commenced against the Company in April 1997 in the United States District Court for the District of Puerto Rico by an employee of a customer who claims to have been injured as a result of an alleged malfunction of a sterilizer manufactured by the Company. The plaintiff is seeking $3 million in damages. Based on the available information, the Company believes that it possesses meritorious defenses to such action. The Company has up to $10 million of products liability coverage, subject to a
$100,000 deductible.   The Company has notified its insurer of
the lawsuit, and the Company's insurer has engaged counsel to defend the Company in this matter.

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

     Not applicable.

                            PART III

Item 9.   Directors and Executive Officers of the Registrant;
          Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information with respect to the directors of the Registrant:

                                 Served
                                   as       Principal Occupations
                                Director    and Positions and
                                or Officer  Offices with the
Name                        Age  Since(1)        Company
------------                ---  --------   --------------------
William F. Mitchell(2)      55     1969     Chairman of the
                                            Board, President and
                                            Director

Richard E. McAdams(3)       61     1985     Executive Vice
                                            President
                                            and Director

Philip L. Wagner, Ph.D.(4)  60     1993     Director

Pete L. Stephens, M.D.(5)   59     1974     Director

Michael A. Mulshine(6)      57     1994     Director

Duane D. Deaner(7)          49     1996     Chief Financial
                                            Officer
_________________________________________________________________
(1)  Directors serve one-year terms.

(2) Mr. Mitchell has been Chairman of the Board, President and Chief Executive Officer of the Company since 1969, except for the period from January 24, 1986 through January 24, 1987, when he was engaged principally in soliciting sales for the Company's products in the overseas markets.

(3) Mr. McAdams has been with the Company since 1970. He became a Vice President in 1978 with responsibility for contract administration. Mr. McAdams became Executive Vice President of the Company in 1990.

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

(7)  Mr. Deaner has served as Chief Financial Officer of the
     Company since January 1996.  Mr. Deaner served as Vice
     President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995.

     Committees of the Board of Directors

     During the year ended February 28, 1997, the Company had an Audit Committee consisting of three independent outside directors: Messrs. Michael A. Mulshine, Philip L. Wagner and
Dr. Pete L. Stephens. These three independent outside directors also served on the Company's Compensation Committee during the year ended February 28, 1997. The Audit Committee is charged with reviewing and overseeing the Company's financial systems and internal control procedures and conferring with the Company's independent accountants with respect thereto. The Compensation Committee is charged with reviewing the compensation of officers and key personnel.

     During the year ended February 28, 1997, the Board of Directors held 6 meetings and the Audit Committee and Compensation Committee each held 1 meeting. All members of the Board attended all of the meetings of the Board held while they were members of the Board. All members of the Audit Committee and Compensation Committee attended all meetings of the Committee held while they were members thereof.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended February 28, 1997, its officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

Item 10.  Executive Compensation

     REMUNERATION OF DIRECTORS AND OFFICERS

     The following table sets forth compensation paid by the Company to the Chief Executive Officer for services rendered during fiscal years 1997, 1996 and 1995. There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning the Company's compensation and benefit programs.

                   SUMMARY COMPENSATION TABLE

                       Annual Compensation
           -----------------------------------------
                                          Other
Name and                                  Annual     All Other
Principal  Fiscal                         Compen-     Compen-
Position    Year   Salary($)  Bonus($)  sation($)(1) sation($)(2)
---------  ------  ---------  --------  ------------ ------------
William F.  1997    $113,780  $   -        $   -        $2,731
 Mitchell,  1996     119,531      -            -         2,473
President   1995     131,568      -            -         1,154
and Chief
Executive
Officer

(1) The Company's executive officers receive certain perquisites. For fiscal years 1997, 1996 and 1995, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(2) These amounts represent the Company's contribution to the Retirement Savings Plan.

     Directors of the Company who are not officers of the Company are paid $600 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth as of May 23, 1997, the number of shares and percentage of the Company's Common Stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to the Company's knowledge, more than 5% of the outstanding Common Stock. The table also sets forth the holdings of all directors and executive officers as a group.


                                        Amount and
                                        Nature of      Percent
                                        Beneficial       of
Name and Address of Beneficial Owner    Ownership       Class
------------------------------------    ----------     -------

William F. Mitchell (1)                   943,949        31.8%
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Pete L. Stephens, M.D. (2)                317,275(3)     10.7%
1 Eleni Lane
West Chester, PA  19382

Richard E. McAdams (4)                     27,526(5)       *
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Michael A. Mulshine (6)                         0          *
Osprey Partners
2517 Route 35
Manasquan, NJ  08736

Philip L. Wagner, Ph.D. (7)                 6,000(8)       *
Chadds Ford Technologies, Inc.
P.O. Box 377
Chadds Ford, PA  19317

All directors and executive
  officers as a group (6 persons)       1,295,875(9)     43.5%

* less than 1%
--------------------
(1) Chairman of the Board, President and Director of the Corporation.

(2)  Director of the Corporation.

(3) Includes 8,975 shares held by or for the benefit of Dr. Stephens' wife and two of his children.

(4)  Director of the Corporation.

(5) Includes options to purchase 8,000 shares held under the Company's Incentive Stock Option Plan that are presently exercisable.

(6)  Director of the Corporation.

(7)  Director of the Corporation.

(8) Includes 4,000 shares held by or for the benefit of Dr. Wagner's wife.

(9) Includes options to purchase 9,125 shares held under the Company's Incentive Stock Option plan that are presently exercisable.

Item 12.  Certain Relationships and Related Transactions

     Set forth below is information concerning loans made to the Company by certain affiliates.

                                                     Outstanding
                                                      Principal
                                         Original     Balance of      Annual
                                        Principal     Loan as of    Percentage
      Name of                 Date of     Amount       March 27,     Interest    Maturity
     Lender(s)                 Loan       of Loan        1997          Rate        Date
Pete L. Stephens(1)          12/11/96   $100,000.00   $100,000.00       10%       1/1/98
Pete L. Stephens(1)            1/2/97   $ 60,000.00   $ 60,000.00       10%       1/1/98
Pete L. Stephens(1)            1/8/97   $100,000.00   $100,000.00       10%       1/1/98
Pete L. and Anita Stephens(2)  1/8/97   $ 40,000.00   $ 40,000.00       10%       1/1/98
John Mitchell(3)               1/8/97   $400,000.00   $400,000.00       10%       1/1/98
Christine Walters(4)           1/8/97   $ 35,000.00   $ 35,000.00       10%       1/1/98
Christine Walters(4)           1/8/97   $165,000.00   $165,000.00       10%       1/1/98
William F. Mitchell(5)         2/7/97   $300,000.00   $300,000.00       10%       1/1/98

(1)  Director of the Corporation.

(2) Mr. Stephens is a director of the Corporation. Ms. Stephens is the spouse of Director Stephens.

(3)  Mr. John Mitchell is the brother of William F. Mitchell,
     Chairman of the Board, President and Director of the Corporation.

(4)  Christine Walters is the daughter of William F. Mitchell,
     Chairman of the Board, President and Director of the Corporation.

(5)  Mr. Mitchell is Chairman of the Board, President and
     Director of the Corporation.

Item 13.  Exhibits and Reports on Form 8-K

(a)       Exhibits:

Number    Item

  3.1     Registrant's Articles of
          Incorporation, as amended.

  3.2     Registrant's By-Laws, as amended,
          were filed as Exhibit 3(ii) to
          Registrant's Form 10-K for the year
          ended February 25, 1994 and is
          incorporated herein by reference.

  4.1     12% Subordinated Debenture due
          March 27, 2004.

 10.1     Chief Executive Compensation Plan,
          Executive Management/Key Employee
          Compensation Plan, General
          Compensation Policy was filed as
          Exhibit 10(i) to the Registrant's
          Form 10-K for the year ended
          February 25, 1994 and is
          incorporated herein by reference.*

 10.2     Registrant's 1988 Incentive Stock
          Option Plan was filed as
          Exhibit 10(v) to Registrant's
          Form 10-K for the year ended
          February 23, 1990 and is
          incorporated herein by reference.*

 10.3     Registrant's Employee Stock
          Purchase Plan was filed on July 6,
          1988 as Exhibit A to the Prospectus
          included in Registrant's
          Registration Statement (File
          No. 33-42219) on Form S-8 and is
          incorporated herein by reference.*

 10.4     Registrant's Stock Award Plan
          adopted April 7, 1993, filed as
          Exhibit 10(ix) to the Registrant's
          Form 10-K for the fiscal year ended
          February 25, 1994 and is
          incorporated herein by reference.*

 10.5     Form of 1996 Warrant Agreement between
          the Registrant and Chase Manhattan
          Capital Corporation, filed as
          Exhibit 10(xiv) to the Registrant's
          Form 10-KSB for the fiscal year ended
          February 23, 1996 and is incorporated
          herein by reference.

 10.6     Revolving Credit Agreement, dated as
          of March 27, 1997, between the
          Registrant and First Union National
          Bank.

 10.7     Debenture Purchase Agreement, dated
          March 27, 1997, between the Registrant
          and Sirrom Capital Corporation.

 10.8     Preferred Stock Purchase Agreement,
          dated March 27, 1997, between the
          Registrant and Sirrom Capital
          Corporation.

 10.9     Stock Purchase Warrant, dated March 27,
          1997, issued by the Registrant to
          Sirrom Capital Corporation.

 13       Portions of Registrant's 1997 Annual
          Report to Shareholders which are
          incorporated by reference into this
          Form 10-KSB.

 21       List of subsidiaries.

 23       Consent of Grant Thornton L.L.P.

 27       Financial Data Schedule

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

          Name                   Position               Date
          ----                   --------               ----
/s/ William F. Mitchell     Chairman of the Board,  June 12, 1997
William F. Mitchell         President and Director


/s/ Duane D. Deaner         Chief Financial         June 12, 1997
Duane D. Deaner             Officer (Principal
                            Accounting Officer)

/s/ Richard E. McAdams      Director                June 12, 1997
Richard E. McAdams

/s/ Michael A. Mulshine     Director                June 12, 1997
Michael A. Mulshine

/s/ Pete L. Stephens        Director                June 12, 1997
Pete L. Stephens, M.D.

/s/ Philip L. Wagner        Director                June 12, 1997
Philip L. Wagner, Ph.D.

                          EXHIBIT INDEX

Exhibit No.   Item

    3.1       Registrant's Articles of
              Incorporation, as amended.

    3.2       Registrant's By-Laws, as amended,
              were filed as Exhibit 3(ii) to
              Registrant's Form 10-K for the year
              ended February 25, 1994 and is
              incorporated herein by reference.

    4.1       12% Subordinated Debenture due
              March 27, 2004.

   10.1       Chief Executive Compensation Plan,
              Executive Management/Key Employee
              Compensation Plan, General
              Compensation Policy was filed as
              Exhibit 10(i) to the Registrant's
              Form 10-K for the year ended
              February 25, 1994 and is
              incorporated herein by reference.*

   10.2       Registrant's 1988 Incentive Stock
              Option Plan was filed as
              Exhibit 10(v) to Registrant's
              Form 10-K for the year ended
              February 23, 1990 and is
              incorporated herein by reference.*

   10.3       Registrant's Employee Stock
              Purchase Plan was filed on July 6,
              1988 as Exhibit A to the Prospectus
              included in Registrant's
              Registration Statement (File
              No. 33-42219) on Form S-8 and is
              incorporated herein by reference.*

   10.4       Registrant's Stock Award Plan
              adopted April 7, 1993, filed as
              Exhibit 10(ix) to the Registrant's
              Form 10-K for the fiscal year ended
              February 25, 1994 and is
              incorporated herein by reference.*

   10.5       Form of 1996 Warrant Agreement between
              the Registrant and Chase Manhattan
              Capital Corporation, filed as
              Exhibit 10(xiv) to the Registrant's
              Form 10-KSB for the fiscal year ended
              February 23, 1996 and is incorporated
              herein by reference.

   10.6       Revolving Credit Agreement, dated as
              of March 27, 1997, between the
              Registrant and First Union National
              Bank.

   10.7       Debenture Purchase Agreement, dated
              March 27, 1997, between the Registrant
              and Sirrom Capital Corporation.

   10.8       Preferred Stock Purchase Agreement,
              dated March 27, 1997, between the
              Registrant and Sirrom Capital
              Corporation.

   10.9       Stock Purchase Warrant, dated March 27,
              1997, issued by the Registrant to
              Sirrom Capital Corporation.

   13         Portions of Registrant's 1997 Annual
              Report to Shareholders which are
              incorporated by reference into this
              Form 10-KSB.

   21         List of subsidiaries.

   23         Consent of Grant Thornton L.L.P.

   27         Financial Data Schedule
---------------
*    Represents a management contract or
     a compensatory plan or arrangement.