Form 10QSB
period 1997-05-30
ENVIRONMENTAL TECTONICS CORP
filed 1997-07-03
CIK 33113

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 30, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

Commission File No. 1-10655

               ENVIRONMENTAL TECTONICS CORPORATION
     (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                             23-1714256
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)

                   COUNTY LINE INDUSTRIAL PARK
                SOUTHAMPTON, PENNSYLVANIA  18966
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

               Yes   x                            No

     The number of shares outstanding of the registrant's common stock as of June 30, 1997 is:  2,983,001

                 PART I - Financial Information

Item 1.   Financial Statements:

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                         3 Months Ended
           ($000's, except per share data, Unaudited)


                                      May 30, 1997   May 31, 1996

Net Sales                                $6,644         $4,509

Cost of goods sold                        4,684          3,114

  Gross profit                            1,960          1,395

Operating expenses:
  Selling and administrative              1,130            904
  Research and development                   40             52
                                          1,170            956

  Operating income                          790            439

Other expenses:
  Interest expense                          217            226
  Letter of credit fees                      16              7
  Other, net                                 11             31
                                            244            264

  Income before income taxes                546            175

Provision for income taxes                  186             55

  Net income                             $  360         $  120

Earnings per common share
  Primary                                $  .11         $  .04
  Fully diluted                          $  .10         $  .04

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, Unaudited)

          ASSETS                 May 30, 1997   February 28, 1997

Current assets:

  Cash and cash equivalents         $   129          $   189

  Cash equivalents restricted for
    letters of credit                   259              665

  Accounts receivable, net           10,304           11,352

  Costs and estimated earnings
    in excess of billings on
    uncompleted long-term
    contracts                         4,910            3,345

  Inventories                         2,576            2,719

  Prepaid expenses and other
    current assets                      608               92

Total current assets                 18,786           18,362

Property, plant, and equipment,
  at cost, net                        2,460            2,480

Software development costs, net
  of accumulated amortization of
  $3,394 at May 30 and $3,244 at
  February 28, 1997                   1,370            1,430

Other assets                            197               37

  Total assets                      $22,813          $22,309

         See notes to consolidated financial statements.

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       ($000's, Unaudited)

LIABILITIES                                           May 30, 1997  February 28, 1997
Current liabilities:

  Current portion of long-term debt                      $   119         $   119

  Convertible notes payable-related parties                  800           1,300

  Accounts payable - trade                                   974           1,799

  Billings in excess of costs and estimated
    earnings on uncompleted long-term contracts            2,519           2,051

  Customer deposits                                        1,202           1,746

  Accrued income taxes                                       244             271

  Net arbitration award                                       34             109

  Accrued liabilities                                      1,559           1,419

    Total current liabilities                              7,451           8,814

Long-term debt, less current portion
  Credit facility payable to banks                         2,234           6,714

  Subordinated Debt                                        3,202

  Other                                                      256             283
                                                           5,692           6,997

Deferred income taxes                                         89              89

    Total liabilities                                     13,232          15,900

Redeemable Cumulative Preferred Stock, $100 par and re-
  demption value:  authorized - 25,000 shares; issued
  and outstanding - 25,000 shares at May 30, 1997          2,292               -

STOCKHOLDERS' EQUITY

Common stock - authorized 10,000,000 shares $.10 par
  value; 2,972,001 and 2,963,083 shares issued and
  outstanding at May 30, 1997 and February 28, 1997,
  respectively                                               297             296

Capital contributed in excess of par value of common
  stock                                                    2,564           2,007

Retained earnings                                          4,428           4,106

Total stockholders' equity                                 7,289           6,409

Total liabilities and stockholders' equity               $22,813         $22,309

         See notes to consolidated financial statements.

      ENVIRONMENTAL TECTONICS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         3 Months Ended
                       ($000's, Unaudited)

                                                        May 30, 1997  May 31, 1996
Cash flows from operating activities:
  Net income                                               $   360       $  120
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                              301          290
    Increase in allowance for doubtful accounts                 25            -
    (Increase) decrease in assets:
      Accounts receivable                                    1,023        1,176
      Costs and estimated earnings in excess of billings
        on uncompleted long-term contracts                  (1,565)        (430)
      Inventories                                              143         (398)
      Prepaid expenses and other current assets               (516)         (78)
      Other assets                                            (184)           -
    (Decrease) increase in liabilities:
      Accounts payable                                        (825)         532
      Billings in excess of costs and estimated
        earnings on uncompleted long-term contracts            468         (778)
      Customer deposits                                       (544)         (95)
      Accrued income taxes                                     (27)          21
         Net arbitration awards                                214            -
      Other accrued liabilities                                (87)          35
      Payments under settlement agreements                     (75)        (250)
      Net cash (used in) provided by operating activities   (1,289)         145

Cash flows from investing activities:
  Acquisition of equipment                                     (87)         (58)
  Software development costs capitalized                       (90)        (149)
    Net cash used in investing activities                     (177)        (207)

Cash flows from financing activities:
  Borrowings under credit facility                           2,234
  Proceeds from subordinated debt, net                       3,190
  Proceeds from preferred stock, net                         2,292
  Net payments under credit facility                        (6,714)        (175)
  Decrease in cash equivalents restricted for letters of
    credit                                                     406          215
  Decrease in notes payable - related party                   (500)           -
    Net principal payments of other long-term debt             (27)          (5)
    Proceeds from issuance of common stock/warrants            557            -
      Other                                                    (32)           -
      Net cash provided by (used in) financing activities    1,406           35

      Net increase (decrease) in cash and cash
        equivalents                                            (60)         (27)
Cash and cash equivalents at beginning of period               189           31

Cash and cash equivalents at end of period                 $   129        $   4

Supplemental schedule of cash flow information:
  Interest paid                                                265          128
  Income taxes paid                                            213           34

         See notes to consolidated financial statements.
               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                            ($000's)

1. The information in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

     Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

     The Company's effective tax rate for the year ended
     February 28, 1997, reflected the impact of significant bookings for inventory and receivable reserves and software amortization. The estimated effective tax rate incorporated in the fiscal quarter ended May 30, 1997, has been adjusted to reflect current forecasts for fiscal 1998 activity.

2.   Under the Company's 1988 Incentive Stock Option Plan,
     500,000 shares of the Company's common stock are currently reserved for issuance in connection with the exercise of options, and options to acquire 87,500 shares were currently outstanding as of May 30, 1997.

3. Earnings per common share are based on net income divided by the number of common and common stock equivalent shares (shares issuable upon the exercise of stock options and warrants and the conversion of notes payable and preferred stock) outstanding. Weighted average number of common shares and equivalents outstanding were approximately 3,138,000 (primary) and 3,465,000 (fully diluted) at May 30, 1997 and 2,922,000 (primary and fully diluted) at May 31, 1996.

     The Financial Accounting Standards Board has issued SFAS
     No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. It is not known at this time what impact this statement will have on reported earnings per share.

4.   Inventories consist of the following:

                                 May 30, 1997   February 28, 1997

     Raw Materials                  $  417            $  417
     Work in Process                 2,159             2,302
     Finished Goods                      -                 -
                                    $2,576            $2,719

5.   The components of accounts receivable are as follows:

                                 May 30, 1997   February 28, 1997

U. S. Government receivables
  billed and unbilled contract
  costs subject to negotiation     $ 5,039           $ 5,284
U.S. receivables billed                613             2,477
International receivables billed     4,914             3,828
                                    10,566            11,589
Less allowance for doubtful
  accounts                            (262)             (237)
                                   $10,304           $11,352

     U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded during fiscal years 1994 and 1995. The Company has recorded claims, amounting to $2.8 million, including $150 recorded in the current quarter, to the extent of contract costs incurred. These costs have been incurred in connection with U.S. Government-caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 1998. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $8.6 million in claims filed with the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. In the current quarter, the Company recorded an additional $150 in claims revenue reflecting additional expenditures on the centrifuge contract that will be incorporated into additional claims to be filed with the U.S. Government. Additional amounts are currently under review for the period November 1995 through October 1996 to determine what, if any, additional amounts above the $150 recorded in the current quarter can be filed as supplemental claims. Such claims are subject to negotiation and audit by the U.S. Government.

     In November 1996, the Company invoiced the balance due under the centrifuge contract; at May 30, 1997, approximately
     $1.7 million was included in U.S. Government receivables. Given the U.S. Government's lack of response, on June 27, 1997, a claim was submitted to the Contracting Officer in an attempt to expedite payment of most of the outstanding amount still open under the centrifuge contract.

     Collectability of these amounts may be dependent upon the resolution of the above claims.

     International receivables billed:

     International receivables billed includes $1.3 million related to a certain contract with the Royal Thai Air Force
     (see Note 6).

6.   Contingencies:

     Claims and Litigation:

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4.6 million simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1.1 million of advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Upon completion of the contract, the RTAF will pay the Company the open receivables balance, consisting of the performance bond and the advance payment, plus the 10% due on the balance of the contract. Except as noted in the award, the rights and obligations of the parties remain as per the original contract. Should the Company fail to perform under the contract in the time period allotted, the RTAF could invoke penalties against the Company, including termination of the contract and delay penalties. Based on the progress to date and recent discussions with the RTAF, the Company estimates it will probably exceed the nine-month contract completion period due to an extended delay in obtaining an export license for certain hardware required to complete the job. This license has been cleared and the hardware is in the country. The Company has submitted a request for a contract extension under the "force majeure" clause of the RTAF contract, and the customer has agreed to an extension to complete the installation and training.

     A lawsuit was commenced against the Company in April 1997 in the United States District Court for the District of Puerto Rico by an employee of a customer who claims to have been injured as a result of an alleged malfunction of a sterilizer manufactured by the Company. The plaintiff is seeking $3 million in damages. The Company has up to $10 million of products liability coverage, subject to a $100,000 deductible. The outcome of this litigation is not currently predictable.

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

Item 2.   Management's Discussion and Analysis:

               ENVIRONMENTAL TECTONICS CORPORATION
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          MAY 30, 1997

                             ($000)

Material Changes in Financial Condition

On March 27, 1997, the Company executed a revolving credit agreement (the "Credit Agreement") with a new bank, establishing a credit facility of $10 million. The facility bears interest at the bank's prime rate and expires on May 31, 1999. Substantially all of the Company's short-term financing is provided by this bank. Additionally, the Company issued $4 million of subordinated debentures, bearing interest at 12% per annum, due March 27, 2004 to a financial investor. In connection with the subordinated debentures, warrants were issued to acquire
166,410 shares of the Company's common stock at an exercise price of $1.00 per share. $499 of the proceeds from the sale of the debentures was allocated to the warrants and will be charged to retained earnings over the term of the debentures. The Company also issued 25,000 shares of 11%, redeemable convertible preferred stock for $2.5 million. Each share of preferred stock is convertible, at the option of the shareholder, into
13.33 shares of the Company's common stock at a price of $7.50 per share. Total financing fees amounted to approximately $849, of which $311 and $208 was netted against the proceeds from the subordinated debt and the preferred stock, respectively.

The proceeds from these transactions were used to repay amounts outstanding under the Credit Facility with a prior lender.

As a result of recognizing a net loss of $20 for the fiscal year ended February 28, 1997, as of June 6, 1997, the bank made all credit availability under the Credit Agreement subject to specific prior approval by the bank pending a review of the Company's financial condition. On July 1, 1997, this restriction was lifted.

In connection with the 1996 extension of the old credit facility to March 31, 1997, the Company issued to the former bank warrants to purchase 100,000 shares of the Company's common stock at a price equal to $5.18. Pursuant to the antidilution provisions of the warrants, the number of shares covered by the warrants has increased to 106,433 shares and the exercise price has been reduced to $4.87. The Company has filed a registration statement with the Securities and Exchange Commission (the "SEC") to register the common stock issuable upon exercise of the warrants. If the registration statement is not effective prior to July 15, 1997, the Company will forfeit a $375,000 escrow to the former bank. The Company has been notified by the SEC that the Registration Statement has been accorded "no review" status and, therefore, the Company, pursuant to its request, expects the SEC to declare the Registration Statement effective prior to July 15, 1997. The Company anticipates return of the $375,000 escrow shortly after the Registration Statement is declared effective by the SEC.

Cash decreased $60 in the three months ended May 30, 1997. Net cash from operations was a use of $1,289. Uses of cash primarily included an increase of costs and estimated earnings in excess of billings on uncompleted long-term contracts as manufacturing costs were expended in the production cycle, increased prepaid expenses (primarily financing costs associated with the Company's refinancing in March, 1997), a reduction of accounts payable and a reduction of customer deposits.

Partially affecting these uses was net cash provided from financing activities. Borrowing under the Company's new credit facility, and net proceeds from the subordinated debt and preferred stock were only partially offset by repaying the open balance on the previous bank facility and $500 in related party notes.

Material Changes in Results of Operations

Net sales of approximately $6,644 for the three months ended
May 30, 1997, increased $2,135, or 47%, over the prior year's period. Increases were evidenced across all product lines except sterilizers with Aircrew Training Systems up 156% and Simulation up 92%. Sterilizer sales suffered from delayed bookings beginning the fiscal year because a significant amount of new sterilizer contracts were not entered into until February, 1997.

The increase in sales resulted in a significant increase in overall gross margin because the volume increase was only partially offset by a slightly reduced gross margin rate as a percent of sales. The majority of the reduction in gross margin resulted from booking an accrual of $64 (net of additional claims revenue) for an arbitration award to one of the Company's subcontractors associated with the Company's outstanding claim with the U.S. Navy. The Company is currently reviewing expenditures made through October 1996 on the centrifuge project claims to determine which, if any, additional amounts will be added to the existing claims.

Operating expenses increased $214 or 22%, but as a percent of sales decreased from 21% in the prior period to 18% in the current period. The increase in expenditure primarily reflected increased commissions expense on the higher sales, a higher mix of commissionable sales and higher accruals for professional fees.

Interest expense decreased due to lower bank interest. This resulted from a lower balance at a reduced rate.

Other expenses increased slightly on higher net letter of credit fees.

The Company's sales backlog at May 30, 1997 and february 28, 1997 for work to be performed, training and maintenance contracts, and prospective revenue to be recognized after that date under written agreements was approximately $42,900,000 and $30,900,000, respectively.

                   Part II - Other Information

Item 1.   Legal proceedings:

          See Note 6 in Part I.

Item 6.   Exhibits and Reports on Form 8-K:

          a.   Exhibits

               Exhibit 27 - Financial Data Schedule

          b.   Reports on Form 8-K

               On April 10, 1997, a Form 8-K was filed with the Securities and Exchange Commission. The Form 8-K reported under Item 5 a recapitalization arrangement with First Union National Bank, and Sirrom Capital Corporation of Nashville, Tennessee. No financial statements were included with the filing.

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

Date:  July 2, 1997