Form 10QSB
period 1997-08-29
ENVIRONMENTAL TECTONICS CORP
filed 1997-10-10
CIK 33113

FORM 10-QSB
                    SECURITIES AND EXCHANGE
                     WASHINGTON, D.C. 50549
(Mark One)

( X  )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED AUGUST 29, 1997

                               OR

(    )    TRANSITION REPORT PURSUANT TO SECTION 13 05 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No. 1-10655

              ENVIRONMENTAL TECTONICS CORPORATION
(Exact name of registrant as specified in its charter)

          PENNSYLVANIA                     23-1714256
(State or other jurisdiction of     (IRS Employer or
incorporation)                       organization Identification
                                     No.)

COUNTY LINE INDUSTRIAL PARK
SOUTHHAMPTON, PENNSYLVANIA                     18966
(Address of principal executive offices)         (Zip Code)

                         (215) 355-9100
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the last 90 days.

                Yes     X        No    ____________

     The registrant had 3,001,716 shares of common stock outstanding as of September 30, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                             Environmental Tectonics
                            Corporation Consolidated
                                Income Statements
                                   (unaudited)

                                   Three months ended:             Six months ended:
                                  August 29,   August 30,       August 29,    August 30,
                                      1997        1996            1997          1996
                                    ---------   ----------      ---------     ----------
                                              (In thousands, except per share information)
Net Sales                            $7,181       $4,897          $13,825       $9,406
Cost of goods sold                    4,823        3,315            9,507        6,429
                                 ----------    ---------       ----------    ---------
Gross profit                          2,358        1,582            4,318        2,977
                                 ----------    ---------       ----------    ---------
Operating expenses:
Selling and administrative            1,244          979            2,374        1,883
Research and development                 19           22               59           74
                                 ----------    ---------       ----------    ---------
                                      1,263        1,001            2,433        1,957
                                 ----------    ---------       ----------    ---------
Operating income                      1,095          581            1,885        1,020
                                 ----------    ---------       ----------    ---------
Other expenses:
Interest expense                        384          289              601          515
Letter of credit fees                     8            4               24           11
Other, net                               72           33               83           64
                                 ----------    ---------       ----------    ---------
                                        464          326              708          590
                                 ----------    ---------       ----------    ---------
Income before income taxes              631          255            1,177          430
Provision for income taxes              225           83              411          138
                                 ----------    ---------       ----------    ---------
Net income                             $406         $172             $766         $292
                                 ==========    =========       ==========    =========
Per share information:
Income per share: primary             $0.11        $0.06            $0.21        $0.10
Income per share: fully diluted       $0.10        $0.06            $0.19        $0.10
Number of shares: primary         3,190,262    2,967,199        3,166,133    2,955,026
Number of shares: fully diluted   3,534,179    2,983,917        3,501,524    2,975,060

The accompanying notes are an integral part of the consolidated financial statements.

                      Environmental Tectonics Corporation
                           Consolidated Balance Sheets
                                   (unaudited)

                                                     August 29,       February 28,
                                                        1997             1997
                                                     ----------       -----------
             Assets                                     (In thousands)
Current assets:
   Cash and cash equivalents                        $    92              $189
   Cash equivalents restricted for letters of
      credit                                            259               665
   Accounts receivable, net                          11,410            11,352
   Cost and estimated earnings in excess
      of billings on uncompleted long-term
      contracts                                       5,573             3,345
   Inventories                                        2,340             2,719
   Prepaid expenses and other current
      assets                                            341                92
                                                    -------           -------
                                                     20,015            18,362
Property, plant and equipment, at cost, net
   of accumulated depreciation of $6,474
   at August 29 and $6,258 at February 28             2,641             2,480
Software development costs, net of accum-
   ulated amortization of $3,607 at August 29
   and $3,244 at February 28                          1,306             1,430
Other assets                                            162                37
                                                    -------           -------
          Total assets                              $24,124           $22,309
                                                    =======           =======

                       Environmental Tectonics Corporation
                     Consolidated Balance Sheets (continued)
                                   (unaudited)

                                                      August 29,      February 28,
                                                         1997           1997
                                                     ----------      ----------
                                                            (In thousands)
      Liabilities
Current liabilities:
   Current portion of long-term debt                 $   93           $  119
   Convertible notes payable - related
      parties                                           800            1,300
   Accounts payable - trade                           1,357            1,799
   Billings in excess of costs and estimated
      earnings on uncompleted long-term
      contracts                                       1,986            2,051
   Customer deposits                                    609            1,746
   Accrued income taxes                                 474              271
   Accrued liabilities                                1,790            1,528
                                                    -------          -------
   Total current liabilities                          7,109            8,814
                                                    -------          -------

Long-term debt, less current portion:
   Credit facility payable to banks                   3,434            6,714
   Subordinated debt                                  3,227                -
   Other                                                271              283
                                                    -------          -------
                                                      6,932            6,997
                                                    -------          -------
Deferred income taxes                                    89               89
                                                    -------          -------
       Total liabilities                             14,130           15,900
                                                    -------          -------
Redeemable cumulative preferred
   stock, $100 par and redemption
   value:  25,000 shares authorized;
   25,000 shares issued and outstanding               2,309               -
                                                    -------          -------
      Stockholders' Equity
Common stock; $.10 par value; 10,000,000
   shares authorized; 3,001,716 and
   2,963,083 issued and outstanding at
   August 29, 1997 and February 28,1997,
   respectively                                         300             296
Capital contributed in excess of par value
   of common stock                                    2,624           2,007
Retained earnings                                     4,761           4,106
                                                    -------         -------
   Total stockholders' equity                         7,685           6,409
                                                    -------         -------
Total liabilities and stockholders' equity          $24,124         $22,309
                                                    =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                              Six months ended
                                                         August 29,      August 30,
                                                            1997            1996
                                                          ----------      ----------
                                                                  (In thousands)
Cash flows from operating activities:
   Net income                                             $  766          $  292
   Adjustments to reconcile net income to net
      cash (used) provided by operating activities:
      Depreciation and amortization                          635             571
      Provision for losses on accounts receivable
          and inventories                                    193               -
      Changes in operating assets and liabilities:
         Accounts  receivable                               (108)            (32)
         Costs and estimated earnings in excess of
            billings on uncompleted long-term contracts   (2,228)             59
         Inventories                                          77            (471)
         Prepaid expenses and other current assets           (78)             81
         Accounts payable                                   (442)            555
         Billings in excess of costs and estimated
            earnings on uncompleted long-term contracts     (702)           (775)
         Customer deposits                                  (500)             21
         Accrued income taxes                                203              74
         Other accrued liabilities                           262             236
         Payments under settlement agreements                (60)           (350)
                                                         --------        -------

Net cash (used) provided by operating activities          (1,982)            261
                                                         --------        -------
Cash flows from investing activities:
   Acquisition of equipment                                 (218)           (115)
   Capitalized software development costs                   (240)           (309)
                                                         -------         -------
Net cash used in investing activities                       (458)           (424)
                                                         -------         -------
Cash flows from financing activities:
   Borrowings under credit facility                        3,434               -
   Payments under credit facility                         (6,714)           (325)
   Proceeds from subordinated debt, net                    3,227               -
   Proceeds from preferred stock, net                      2,293               -
   Payment of dividends on preferred stock                  (95)               -
   Decrease in cash equivalents restricted for letters
      of credit                                             406              465
   Decrease in notes payable - related party               (500)               -
   Deferred financing costs                                (335)               -
   Net increase of other long-term debt                       6               (8)
   Proceeds from issuance of common stock                   621                -
                                                        -------          -------
Net cash provided by financing activities                 2,343              132
                                                        -------          -------
Net increase (decrease) in cash and cash equivalents        (97)             (31)
Cash and cash equivalents at beginning of period            189               31
                                                        -------          -------
Cash and cash equivalents at end of period                  $92               $0
                                                        =======          =======
Supplemental schedule of cash flow information:
    Interest paid                                          517               515
    Income taxes paid                                      230                60

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

Supplemental information on noncash operating and investing activities:
     The Company transferred $158,000 of inventory to property, plant and equipment and $637,000 of customer deposits to billings in excess of costs and estimated earnings on uncompleted long-term contracts during the six month period ended August 29, 1997.

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared by Environmental Tectonics Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.

2.   Earnings per Share

     Net income per share of common stock is computed by dividing earnings applicable to common stock by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three and six month periods ended August 29,1997 and August 30, 1996. Common stock equivalents include shares issuable under the exercise of dilutive common stock options and stock warrants. Fully diluted earnings per share additionally assumes the conversion of preferred stock and related parties notes payable. Net earnings used in the computation of primary earnings per share are reduced by preferred stock requirements.



                                                 Three months ended:        Six months ended:
                                                August 29,    August 30,   August 29,  August 30,
                                                  1997          1996         1997        1996
                                                ---------     ----------   ---------   ---------
                                                   (In thousands, except per share information)
Primary earnings per share:
     Net income for primary earnings per share       $406          $172         $766        $292
     Preferred stock dividends                        (69)            -          (95)          -
                                                ---------     ---------    ---------   ---------
     Earnings applicable to common stock             $337          $172         $671        $292
                                                =========     =========    =========   =========
                                                2,981,939     2,928,944    2,974,740   2,928,944
     Weighted average shares outstanding
     Common stock equivalents based on
        average market price                      208,323        38,255      191,393      26,082
                                                ---------     ---------    ---------   ---------
     Total equivalent shares for primary
        computation                             3,190,262     2,967,199    3,166,133   2,955,026
                                                =========     =========    =========   =========
     Per share amounts:
        Earnings per common share                   $0.11         $0.06        $0.21       $0.10
                                                =========     =========    =========   =========
Fully-diluted earnings per share:
     Net income for fully-diluted
        earnings per share                           $406          $172         $766        $292
     Preferred stock dividends                        (69)            -          (95)          -
                                                ---------     ---------    ---------   ---------
     Earnings applicable to common stock             $337          $172         $671        $292
                                                =========     =========    =========   =========
     Weighted average shares outstanding        2,981,939     2,928,944    2,974,740   2,928,944
     Common stock equivalents based on
        average market price                      552,240        54,973      526,784      46,116
                                                ---------     ---------    ---------   ---------
     Total equivalent shares for fully-diluted
        computation                             3,534,179     2,983,917    3,501,524   2,975,060
                                                =========     =========    =========   =========
     Per share amounts:
        Earnings per common share                   $0.10         $0.06        $0.19       $0.10
                                                =========     =========    =========   =========


3.   Accounts Receivable

     The components of accounts receivable are as follows:

                                        August 29,   February 28,
                                          1997          1997
                                        ----------   -----------
                                            (In thousands)
U.S. Government receivables billed
   and unbilled contract costs subject
   to negotiation                        $5,000        $5,284
U.S. commercial receivables billed          915         2,477
International receivables billed          5,583         3,828
                                        -------       -------
                                         11,498        11,589
Less allowance for doubtful account         (89)         (237)
                                        -------       -------
                                        $11,409       $11,352
                                        =======       =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded during fiscal years 1994 and 1995. The Company has recorded claims, amounting to $2.8 million, including $150,000 recorded in the first quarter of fiscal 1998, to the extent of contract costs incurred. These costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 1998. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $8.6 million in claims filed with the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. During the first quarter of fiscal 1998, the Company recorded an additional $150,000 in claims revenue, reflecting additional expenditures on the centrifuge contract that will be incorporated into additional claims to be filed with the U.S. Government. Additional amounts are under review for the period November 1995 through October 1996 to determine what, if any, additional amounts above the $150,000 recorded in fiscal 1998 can be filed as supplemental claims. Such claims are subject to negotiation and audit by the U.S. Government.

     In November 1996, the Company invoiced the balance due under the centrifuge contract; at August 29, 1997, approximately
$1.7 million was in U.S. Government receivables. Given the U.S. Government's lack of response, on June 27, 1997, a claim was submitted to the Contracting Officer in an attempt to expedite payment of most of the outstanding amount still open under the centrifuge contract. Collectibility of these amounts may be dependent upon the resolution of the above claims.

International receivables billed:

     International receivables billed includes $1.3 million related to a certain contract with the Royal Thai Air Force (see
Note 7).

4.   Inventories

     Inventories are valued at the lower of cost or market using the first-in, first out (FIFO) method and consist of the following:

                                       August 29,   February 28,
                                         1997          1997
                                       ----------   ------------
                                            (In thousands)
        Raw materials                     $417           $417
        Work in Process                  1,923          2,302
        Finished Goods                       -              -
                                        ------         ------
                                        $2,340         $2,719
                                        ======         ======

5.   Recapitalization

     On March 27, 1997, the Company entered into a revolving credit agreement (the "Credit Agreement") with a new bank, establishing a credit facility of $10 million through May 31, 1998, at which time the facility is reduced to $9 million. This facility bears interest at the bank's prime lending rate and expires on May 31, 1999. Substantially all of the Company's short-term financing is provided by this bank. The Company incurred $330,000 of financing fees related to origination of the Credit Agreement. This amount is included in prepaid expenses and other assets and will be charged to interest expense over the term of the agreement, which is two years. Additionally, the Company issued $4 million of subordinated debentures, bearing interest at 12% per annum, due March 27, 2004 to a financial investment company, a director of which has been subsequently appointed and elected to the Company's Board of Directors. In connection with the subordinated debentures, warrants were issued to acquire 166,410 shares of the Company's common stock at an exercise price of $1.00 per share. $499,000 of the proceeds from the sale of the debentures was allocated to the warrants and credited to capital contributed in excess of par value of common stock. This amount along with financing fees of $311,000, which were netted against the proceeds, will be amortized to interest expense over the term of the debentures, which is seven years. The Company also issued 25,000 shares of 11%, redeemable, convertible preferred stock for $2.5 million. Each share of convertible stock is convertible, at the option of the shareholder, into 13.33 shares of the Company's common stock at a price of $7.50 per share. Financing fees for the preferred stock were approximately $208,000, which were netted against the proceeds and will be accreted to retained earnings over five years. Total financing fees associated with the recapitalization were approximately $849,000. The proceeds from these transactions were used to repay, in full, amounts outstanding with a prior lender.

     The components of the subordinated debt and preferred stock at August 29, 1997 were as follows:


                                Subordinated        Preferred
                                    Debt              Stock
                                ------------        ---------
                                        (In thousands)

Face value                         $4,000            $2,500
Value of warrants issued             (499)                -
  Amortization of warrants             18                 -
Deferred financing costs             (311)             (208)
  Amortization of financing costs      19                 -
  Accretion of preferred stock          -                17
                                   ------            ------
Balance at August 29, 1997         $3,227            $2,309
                                   ======            ======

6.   Stockholders' Equity

     The components of stockholders' equity at February 28, 1997 and August 29, 1997 were as follows:

                                                             Common stock          Additional         Retained
                                                        Shares       Par Amount    Capital           Earnings           Total
                                                        ---------    ----------   ----------         --------          -------
                                                                                  (In thousands, except share information)
Balance, February 28, 1997                              2,963,083    $296            $2,007           $4,106           $6,409

Net income for six month period ended August 29, 1997                                                    766              766
Value of warrants issued in connection with issuance
   of subordinated debt                                                                 499                               499
Dividend on Preferred stock                                                                              (95)             (95)
Accretion of preferred stock                                                                             (16)             (16)
Shares issued in connection with employee stock
   purchase and stock option plans                         38,633       4               118                               122
                                                        ---------    ----            ------           ------           ------
Balance, August 29, 1997                                3,001,716    $300            $2,624           $4,761           $7,685
                                                        =========    ====            ======           ======           ======

7.   Contingencies:

     Claims and Litigation:

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain
$4.6 million simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF
alleged a failure to completely perform.   In connection with
termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1.1 million advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work.
Upon completion of the contract, the RTAF will pay the Company the open receivable balance ($1.3 million), consisting of the performance bond and the advance payment, plus 10% due on the balance of the contract. Except as noted in the award, the rights and obligations of the parties remain as per the original contract. Should the Company fail to perform under the contract in the time allotted, the RTAF could invoke penalties against the Company, including termination of the contract and delay penalties. Based on progress to date and recent discussions with the RTAF, the Company has received from the RTAF an extension to the nine month period to complete the installation and training.

     A lawsuit was commenced against the Company in April 1997 in the United States District Court for the District of Puerto Rico by an employee of a customer who claims to have been injured as a result of an alleged malfunction of a sterilizer manufactured by the Company. The plaintiff is seeking $3 million in damages.
The Company has up to $10 million of product liability coverage, subject to a $100,000 deductible. The outcome of this litigation is not currently predictable.

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

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations
Three months ended August 29, 1997 compared to August 30, 1996

     The Company had net income of $406,000 or $.10 per share, an increase of $234,000 or 136% over the second quarter of fiscal
1997.  Operating income increased $514,000 or 89%.

     Sales were $7,181,000, an increase of $2,284,000 or 47%.
This increase primarily reflected higher sales in the Aeromedical Training Systems ("ATS") and Hyperbaric product lines (ATS more than doubled compared to the second quarter of fiscal
1997), partially offset by decreases in the Company's Process
Simulation Group.

     Gross profit increased $776,000 or 49%, due principally to the higher sales volume. As a percentage of sales, gross profit was 33% compared to 32% for the same period a year ago. This increase was the result of production efficiencies related to improved factory utilization as well as a product mix shift to higher margin ATS products.

     Selling and administrative expenses increased $265,000 or 27% due principally to variable costs related to the higher sales volume, principally commissions. As a percentage of sales, these expenses were 17%, compared to 20% for the same period a year ago. This improvement was due, in part, to the fixed administrative costs being spread over the higher sales volume.

     Interest expense increased $95,000 or 33%, reflecting both higher borrowings at a lower rate and increased amortization of various deferred financing fees associated with the new credit facility of March 1997. The Company's tax rate approximates the statutory rate.

Six months ended August 29, 1997 compared to August 30, 1996

     The Company had net income of $766,000 or $.19 per share, an increase of $474,000 or 162% over the first six months of fiscal
1997.  Operating income increased $865,000 or 85%.

     Sales were $13,825,000, an increase of $4,419,000 or 47%.
This increase reflected a ramp up of ATS and simulation products, partially offset by reduced sales primarily in the Process Simulation Group. As a percentage of the total, ATS activity for the six month period constituted 55% of total sales compared to 34% in the prior year corresponding period. Revenue recognized under contracts with the United Kingdom Royal Air Force accounted for $3.3 million or 25% of total sales. Sales to international customers, principally government agencies, accounted for $9 million or 65% of total sales compared to $7 million or 74% for the same period a year ago. Gross profit increased $1,341,000 or 45%, due principally to the higher sales volume. As a percentage of sales, gross profit was 31% , down slightly from the same period a year ago.

     Selling and administrative expenses increased $491,000 or 26% due principally to variable costs related to the higher sales volume, primarily commissions expense which increased $301,000. Adjusted for the commission increase, selling and administrative expenses increased $190,000 or 10% on a sales increase of 47%.
As a percentage of sales, these expenses were 17%, compared to 20% for the same period a year ago. This improvement was due, in part, to the fixed administrative costs being spread over the higher sales volume.

     Interest expense increased $86,000 or 33%, reflecting both higher borrowings at a lower rate and increased amortization of various deferred financing fees associated with the new credit facility of March 1997. The Company's tax rate approximates the statutory rate.

Liquidity and Capital Resources

     On March 27, 1997, the Company entered into a revolving credit agreement (the "Credit Agreement") with a new bank, establishing a credit facility of $10 million through May 31, 1998, at which time the facility is reduced to $9 million. This facility bears interest at the bank's prime lending rate and expires on May 31, 1999. Substantially all of the Company's short-term financing is provided by this bank. The Company incurred $330,000 of financing fees related to origination of the Credit Agreement. This amount is included in prepaid expenses and other assets and will be charged to interest expense over the term of the agreement, which is two years. Additionally, the Company issued $4 million of subordinated debentures, bearing interest at 12% per annum, due March 27, 2004 to a financial investment company, a director of which has been subsequently appointed and elected to the Company's Board of Directors. In connection with the subordinated debentures, warrants were issued to acquire 166,410 shares of the Company's common stock at an exercise price of $1.00 per share. $499,000 of the proceeds from the sale of the debentures was allocated to the warrants and credited to capital contributed in excess of par value of common stock. This amount along with financing fees of $311,000, which were netted against the proceeds, will be amortized to interest expense over the term of the debentures, which is seven years. The Company also issued 25,000 shares of 11%, redeemable, convertible preferred stock for $2.5 million. Each share of convertible stock is convertible, at the option of the shareholder, into 13.33 shares of the Company's common stock at a price of $7.50 per share. Financing fees for the preferred stock were approximately $208,000, which were netted against the proceeds and will be accreted to retained earnings over five years. Total financing fees associated with the recapitalization were approximately $849,000. The proceeds from these transactions were used to repay, in full, amounts outstanding with a prior lender. At August 29, 1997, the Company had $5.7 million available borrowings under its Credit Agreement.

     In connection with the 1996 extension of the old credit facility with another bank, the Company had issued to the former bank warrants to purchase 100,000 shares of the Company's common stock at $5.18 per share. Pursuant to the antidilution provisions of the warrants, the number of shares covered by the warrants has been increased to 106,433 shares and the exercise price has been reduced to $4.87. In June 1997, the Company filed a registration statement with the Securities and Exchange Com-mission (Form S-3) to register the common stock issuable upon the exercise of the warrants. As a result of this filing, the bank returned to the Company an escrow deposit of $375,000.

     During the six month period ended August 29, 1997, the Company used $1,982,000 for operating activities. This was primarily the result of an increase in costs and estimated earnings in excess of billings and a reduction in customer
deposits.   The Company expects to increase its billings for
these long-term contracts during the third and fourth quarters of fiscal 1998. These cash uses were offset, in part, by net income and non-cash charges of depreciation, amortization and increases in reserve balances. The Company used $458,000 for investing activities of capital expenditures and software development costs. Funds were provided for operating and investing activities from the Company's Credit Agreement. The Company believes that cash generated from operating activities as well as available borrowings under its Credit Agreement will be sufficient to meet its obligations.

     The Company's sales backlog at August 29, 1997 and
August 30, 1996 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $40 million and $31.5 million, respectively.

     This report contains certain "forward-looking statements" including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import relating to the Company's operations. There are important factors that could cause actual results to differ materially from those indicated by such forward-looking statements including contract cancellations, political unrest in customer countries, general economic conditions and the risk factors detailed from time to time in Environmental Tectonics Corporation's periodic reports and registration statements filed with the Securities and Exchange Commission, including, without limitation, Environmental Tectonics Corporations Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

                            Part II

Item 1.  Legal Proceedings

     There were no material developments in the litigation previously described in the Company's Annual Report on Form
10-KSB for the fiscal year ended February 27, 1997.

Item 2.  Changes in Securities

     The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report

Item 3.  Defaults Upon Senior Securities

     No defaults occurred during the period covered in this report.

Item 4.  Submission of Matters to Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          3.1  Articles of Incorporation

          3.2  Bylaws

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                           Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENVIRONMENTAL TECTONICS CORPORATION

                                    (Registrant)


                              By:/s/ Duane Deaner
                                   Duane Deaner
                                   Chief Financial Officer
                                   (authorized officer and
                                   principal financial officer)

                          EXHIBIT INDEX

3.1 Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on
     Form 10-KSB for the fiscal year ended February 28, 1997).

3.2 Bylaws (Incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 25, 1994).

27   Financial Data Schedule.