Form 10QSB
period 1997-11-28
ENVIRONMENTAL TECTONICS CORP
filed 1998-01-12
CIK 33113

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  50549

(Mark One)

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
          SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 28, 1997

                               OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes   X            No

     The number of shares outstanding of the registrant's
     common stock as of January 7, 1998 was:  3,002,918

Environmental Tectonics Corporation
Consolidated Income Statements
(unaudited)

                            Three months ended             Nine months ended
                         November 28,  November 29,*    November 28,  November 29,*
                            1997          1996             1997           1996
                            (thousands, except share and per share information)

Net Sales                  $7,639        $5,568           $21,464        $14,974
Cost of goods sold          5,172         3,794            14,679         10,223
                           ------        ------           -------        -------
Gross profit                2,467         1,774             6,785          4,751
                           ------        ------           -------        -------
Operating expenses:
Selling and administra-
  tive                      1,246         1,041             3,620          2,924
Research and development       78            30               137            104
                           ------        ------           -------        -------
                            1,324         1,071             3,757          3,028
                           ------        ------           -------        -------
Operating income            1,143           703             3,028          1,723
                           ------        ------           -------        -------
Other expenses:
Interest expense              346           253               947            818
Letter of credit fees          32            10                56             21
Other, net                     10            19                93             33
                           ------        ------           -------        -------
                              388           282             1,096            872
                           ------        ------           -------        -------
Income before income taxes    755           421             1,932            851
Provision for income taxes    264           134               675            272
                           ------        ------           -------        -------
Net income                 $  491        $  287           $ 1,257        $   579
                           ======        ======           =======        =======

Per share information:
Income per share: primary  $ 0.13        $ 0.10           $  0.34        $  0.20
Income per share: fully
  diluted                  $ 0.12        $ 0.09           $  0.32        $  0.19
Number of shares:
  primary               3,175,890     2,967,199         3,171,278      2,955,026
Number of shares:
  fully diluted         3,542,750     2,983,917         3,450,474      2,975,060


The accompanying notes are an integral part of the consolidated financial statements.

* Reclassified to conform with current presentation.

               Environmental Tectonics Corporation
                   Consolidated Balance Sheets
                           (unaudited)

                                          November 28,  February 28,
                                              1997          1997
          Assets                            (amounts in thousands)

Current assets:
  Cash and cash equivalents                  $   346       $   189
  Cash equivalents restricted for
    letters of credit                             25           665
  Accounts receivable, net                    12,621        11,352
  Cost and estimated earnings in excess
    of billings on uncompleted long-
    term contracts                             6,845         3,345
  Inventories                                  2,588         2,719
  Prepaid expenses and other current
    assets                                       365            92

                                              22,790        18,362

Property, plant and equipment, at cost,
  net of accumulated depreciation of
  $6,599 at November 28 and $6,258 at
  February 28                                  2,741         2,480
Software development costs, net of
  accumulated amortization of $3,823
  at November 28 and $3,244 at
  February 28                                  1,112         1,430
Other assets                                     153            37

               Total assets                  $26,796       $22,309


The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
                   Consolidated Balance Sheets
                           (unaudited)

                                          November 28,  February 28,
                                              1997          1997
Liabilities and Stockholders' Equity        (amounts in thousands)

Current liabilities:
  Current portion of long-term debt          $   148       $   119
  Convertible notes payable - related
    parties                                      800         1,300
  Accounts payable - trade                     1,288         1,799
  Billings in excess of costs and
    estimated earnings on uncompleted
    long-term contracts                        2,512         2,051
  Customer deposits                            1,291         1,746
  Accrued income taxes                           593           271
  Accrued liabilities                          1,421         1,528

               Total current liabilities       8,053         8,814

Long-term debt, less current portion:
  Credit facility payable to banks             4,784         6,714
  Subordinated debt                            3,255             -
  Other                                          188           283

                                               8,227         6,997

Deferred income taxes                             89            89

               Total liabilities              16,369        15,900

Redeemable cumulative preferred stock,
  $100 par and redemption value:
  25,000 shares authorized; 25,000
  shares issued and outstanding                2,319             -

               Stockholders' Equity

Common stock; $.10 par value; 10,000,000
  authorized; 3,002,918 and 2,963,083
  issued and outstanding at November 28,
  1997 and February 28, 1997, respectively       300           296
Capital contributed in excess of par value
  of common stock                              2,635         2,007
Retained earnings                              5,173         4,106

               Total stockholders' equity      8,108         6,409

Total liabilities and stockholders' equity   $26,796       $22,309


The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
              Consolidated Statements of Cash Flows
                           (unaudited)

                                                                  Nine months ended
                                                             November 28,   November 29,*
                                                                 1997           1996
                                                               (amounts in thousands)

Cash flows from operating activities:
  Net income                                                   $ 1,257        $   579
  Adjustments to reconcile income to net cash (used)
    provided by operating activities:
    Depreciation and amortization                                1,055            953
    Provision for losses on accounts receivable and
      inventories                                                  319            225
    Changes in operating assets and liabilities:
      Accounts receivable                                       (1,344)        (2,534)
      Costs and estimated earnings in excess of billings
        on uncompleted long-term contracts                      (3,500)         1,278
      Inventories                                                 (272)          (611)
      Prepaid expenses and other current assets                   (102)           110
      Accounts payable                                            (511)           594
      Billings in excess of costs and estimated earnings on
        uncompleted long-term contracts                           (176)          (349)
      Customer deposits                                            182            562
      Accrued income taxes                                         322            116
      Other accrued liabilities                                   (107)           (84)
      Payments under settlement agreements                         (90)          (120)
                                                               -------        -------
Net cash (used) provided by operating activities                (2,967)           719
                                                               -------        -------
Cash flows from investing activities:
  Acquisition of equipment                                        (443)          (197)
  Capitalized software development costs                          (261)          (422)
                                                               -------        -------
Net cash used in investing activities                             (704)          (619)
                                                               -------        -------
Cash flows from financing activities:
  Borrowings under credit facility                               4,784              -
  Payments under credit facility                                (6,714)          (475)
  Proceeds from subordinated debt, net                           3,255              -
  Proceeds from preferred stock, net                             2,292              -
  Payment of dividends on preferred stock                         (163)             -
  Decrease in cash equivalents restricted for letters
    of credit                                                      640            504
  Decrease in notes payable - related party                       (500)             -
  Deferred financing costs                                        (406)             -
  Net increase of other long-term debt                               8             38
  Proceeds from issuance of common stock/warrants                  632             49
                                                               -------        -------
Net cash provided by financing activities                        3,828            116
                                                               -------        -------
Net increase (decrease) in cash and cash equivalents               157            216
Cash and cash equivalents at beginning of period                   189             31
                                                               -------        -------
Cash and cash equivalents at end of period                     $   346      $   247
                                                               =======        =======
Supplemental schedule of cash flow information:
  Interest paid                                                    848            516
  Income taxes paid                                                285              0

Supplemental information on noncash operating and investing activities:
  The Company transferred $158,000 of inventory to property, plant and equipment and $637,000 of customer deposits to billings in excess of costs and estimated earnings on uncompleted long-term contracts during the nine month period ended
  November 28, 1997.


The accompanying notes are an integral part of the consolidated financial statements.

* Reclassified to conform with current presentation.

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

2.   Earnings per Share

     Net income per share of common stock is computed by dividing earnings applicable to common stock by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three and nine month periods ended November 28, 1997 and November 29, 1996. Common stock equivalents include shares issuable under the exercise of dilutive common stock options, stock warrants and convertible related parties notes payable. Fully diluted earnings per share additionally assumes the conversion of preferred stock and related parties notes payable. Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividend payments.

                                                 Three months ended            Nine months ended
                                              November 28,  November 29,   November 28,  November 29,
                                                  1997          1996            1997         1996
                                          (amounts in thousands, except share and per share information)


Primary earnings per share:
  Net income for primary earnings per share           $491          $287          $1,257          $579
  Preferred stock dividends                            (68)            -            (163)            -
                                                ----------    ----------      ----------    ----------
  Earnings applicable to common stock                 $423          $287          $1,094          $579
                                                ==========    ==========      ==========    ==========

  Weighted average shares outstanding            3,002,268     2,928,944       2,985,540     2,928,944
  Common stock equivalents based on
    average market price                           173,622        38,255         185,738        26,082
                                                ----------    ----------      ----------    ----------
    Total equivalent shares for primary
      computation                                3,175,890     2,967,199       3,171,278     2,955,026
                                                ==========    ==========      ==========    ==========
    Per share amounts:
      Primary earnings per common share
        and common share equivalents                 $0.13         $0.10           $0.34         $0.20
                                                ==========    ==========      ==========    ==========

Fully-diluted earnings per share:
  Net income for fully-diluted earnings
    per share                                         $491          $287          $1,257          $579
  Preferred stock dividends                            (68)            -            (163)            -
                                                ----------    ----------      ----------    ----------
    Earnings applicable to common stock               $423          $287          $1,094          $579
                                                ==========    ==========      ==========    ==========

    Weighted average shares outstanding          3,002,268     2,928,944       2,985,540     2,928,944
    Common stock equivalents based on
      average market price                         540,482        54,973         464,934        46,116
                                                ----------    ----------      ----------    ----------
    Total equivalent shares for fully-diluted
      computation                                3,542,750     2,983,917       3,450,474     2,975,060
                                                ==========    ==========      ==========    ==========
    Per share amounts:
      Fully-diluted earnings per common share
        and common share equivalents                 $0.12         $0.09           $0.32         $0.19
                                                ==========    ==========      ==========    ==========

     Under the Company's 1988 Incentive Stock Option Plan,
500,000 shares of the Company's common stock are currently reserved for issuance in connection with the exercise of options, and options to acquire 46,175 shares were currently outstanding as of November 28, 1996.

     The Financial Accounting Standards Board (the "FASB") has issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. It is not known at this time what impact this statement will have on reported earnings per share.

3.   Accounts Receivable

     The components of accounts receivable are as follows:

                                                   November 28,   February 28,
                                                       1997           1997
                                                      (amounts in thousands)
U.S. Government receivables billed and unbilled
  contract costs subject to negotiation               $ 5,000        $ 5,284
U.S. commercial receivables billed                      2,067          2,477
International receivables billed                        5,708          3,828
                                                      -------        -------
                                                       12,775         11,589
Less allowance for doubtful accounts                     (154)          (237)
                                                      -------        -------
                                                      $12,621        $11,352
                                                      =======        =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded during fiscal years 1994, 1995 and 1998. The Company has recorded claims, amounting to $2.75 million, including $150,000 recorded in the first quarter of fiscal 1998, to the extent of contract costs incurred. These costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 1998. In accordance with generally accepted accounting principles, revenues recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $8.6 million in claims filed with the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. During the first quarter of fiscal 1998, the Company recorded an additional $150,000 in claims revenue, reflecting additional expenditures on the centrifuge contract that will be incorporated into additional claims to be filed with the U.S. Government in fiscal 1998. Additional amounts are under review for the period November 1995 through October 1996 to determine what, if any, additional amounts above the $150,000 recorded in fiscal 1998 can be filed as supplemental claims. Such claims are subject to negotiation and audit by the U.S. Government.

     In November 1996, the Company invoiced the balance due under a contract with the U.S. Government. At November 28, 1997 approximately $1.7 million was in U.S. Government receivables.
Collectibility of these amounts may be dependent upon the resolution of the above claims.

     In October 1997, the Company settled a long-standing claim with the U.S. Navy involving a contract for ATS equipment for Kuwait which was suspended by the Navy because of the Persian
Gulf conflict.

International receivables billed:

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4.6 million simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with the termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1.1 million advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work.
Upon completion of the contract, the RTAF will pay the Company the open receivable balance ($1.3 million), consisting of the performance bond and the advance payment, plus 10% due on the balance of the contract. Except as noted in the award, the rights and obligations of the parties remain as per the original contract. Should the Company fail to perform under the contract in the time allotted, or should the RTAF not agree to any extension of the time allotted, the RTAF could invoke penalties against the Company, including termination of the contract and delay penalties.

     On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. At this point, the Company is not able to determine what, if any, impact the extended completion period and the current economic condition in Thailand will have upon final payment.

4.   Inventories

     Inventories are valued at the lower of cost or market using the first-in, first out (FIFO) method and consist of the following:

                              November 28,  November 28,
                                  1997          1997
                                (amounts in thousands)

          Raw materials          $  491       $  417
          Work in Process         2,097        2,302

                                 $2,588       $2,719

5.   Recapitalization

     On March 27, 1997, the Company entered into a revolving credit agreement (the "Credit Agreement") with a new bank, establishing a credit facility of $10 million through May 31, 1998, at which time the facility is reduced to $9 million. This facility bears interest at the bank's prime lending rate or adjusted LIBOR and expires on May 31, 1999. Substantially all of the Company's short-term financing is provided by this bank. The Company incurred $372,000 of financing fees related to origination of the Credit Agreement. This amount is included in prepaid expenses and other assets and will be charged to interest expense over the term of the agreement, which is two years. Additionally, the Company issued $4 million of subordinated debentures, bearing interest at 12% per annum, due March 27, 2004 to a financial institution, a director of which has been subsequently appointed and elected to the Company's Board of Directors. In connection with the subordinated debentures, warrants were issued to acquire 166,410 shares of the Company's common stock at an exercise price of $1.00 per share. $499,000 of the proceeds from the sale of the debentures was allocated to the warrants and credited to capital contributed in excess of par value of common stock. This amount, along with financing fees of $312,000, which were netted against the proceeds, will be amortized to interest expense over the term of the debentures, which is seven years. The Company also issued 25,000 shares of 11%, redeemable, convertible preferred stock for $2.5 million. Each share of convertible stock is convertible, at the option of the shareholder, into 13.33 shares of the Company's common stock at a price of $7.50 per share. Financing fees for the preferred stock were approximately $208,000, which were netted against the proceeds and will be accreted to retained earnings over five years. Total financing fees associated with the recapitalization were approximately $849,000. The proceeds from these transactions were used to repay, in full, amounts outstanding with a prior lender.

     The components of the subordinated debt and preferred stock at November 28, 1997 are as follows:

                                     Subordinated     Preferred
                                         Debt           Stock
                                       (amounts in thousands)

     Face value                         $4,000          $2,500
     Value of warrants issued             (499)              -
     Amortization of warrants               36               -
     Deferred financing costs             (312)           (208)
     Amortization of finance costs          30               -
     Accretion of preferred stock            -              27

     Balance at November 28, 1997       $3,255          $2,319

6.   Stockholders' Equity

     The components of stockholders' equity at February 28, 1997 and November 28, 1997 were as follows:

                                       Common Stock      Additional Retained
                                     Shares     Amount    Capital   Earnings     Total
                                      (amounts in thousands, except share information)

Balance, February 28, 1997          2,963,083     $296     $2,007     $4,106     $6,409

Net income for nine month period
  ended November 28, 1997                                              1,257      1,257
Value of warrants issued in
  connection with issuance of
  subordinated debt                                           499                   499
Dividend on preferred stock                                            (163)       (163)
Accretion of preferred stock                                            (27)        (27)
Shares issued in connection with
  employee stock purchase and
  stock option plans                   39,835        4        129                   133
                                    ---------     ----     ------     ------     ------
Balance at November 28, 1997        3,002,918     $300     $2,635     $5,173     $8,108
                                    =========     ====     ======     ======     ======

7.   Capital Structure

     In February 1997, the FASB issued SFAS No. 129, "Disclosure Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinion No. 10 and 15, as well as SFAS No. 47. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. The Company's current disclosures will not be affected by the adoption of SFAS No. 129.

8.   Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 130. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial position or results of operations.

9.   Segments

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS
No. 131 is effective for all periods beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's financial position or results of operation.

10.  Contingencies

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

               Environmental Tectonics Corporation
       Management's Discussion and Analysis of Results of
               Operations and Financial Condition

Results of Operations:
Three months ended November 28, 1997 compared to November 29,
1996

     The Company had net income of $491,000 or $.12 per share, an increase of $204,000 or 71% over the third quarter of fiscal
1997.  Operating income increased $440,000 or 63%.

     Sales were $7,639,000 for the quarter ended November 28, 1997, an increase of $2,071,000 or 37% compared to the same period a year ago. This increase primarily reflected higher sales of the Aeromedical Training Systems ("ATS") and Hyperbaric product lines (ATS more than doubled compared to the third quarter of fiscal 1997), which were partially offset by decreases in chamber sales for environmental process applications. Additionally, ATS results benefitted from the aforementioned settlement with the U.S. Navy Kuwait claim. (See Note 3 of Notes to Consolidated Financial Statements.)

     Gross profit increased $693,000 or 39% for the quarter ended
November 28, 1997, due principally to the higher sales volume.
As a percentage of sales, gross profit was 32% for the quarter ended November 28, 1997, equal to 32% for the prior year.

     Selling and administrative expenses increased $205,000 or 20% for the quarter ended November 28, 1997, due principally to variable costs related to the higher sales volume, principally commissions. As a percentage of sales, selling and administrative expenses were 16% for the quarter ended
November 28, 1997, compared to 19% for the same period a year ago. This improvement was due, in part, to the fixed administrative costs being spread over the higher sales volume.

     Interest expense increased $93,000 or 37% for the quarter ended November 28, 1997, reflecting both higher borrowings (albeit at a lower rate) and increased amortization of various deferred financing fees associated with the new credit facility of March 1997.

     The Company's tax rate approximates the statutory rate.

Nine months ended November 28, 1997 compared to November 29, 1996

     The Company had net income of $1,257,000 or $.32 per share for the nine months ended November 28, 1997, an increase of $678,000 or 117% over the first nine months of fiscal 1997. Operating income increased $1,305,000 or 76% for the nine months ended November 28, 1997. Sales were $21,464,000 for the nine months ended November 28, 1997, an increase of $6,490,000 or 43%. This increase was due to higher sales of ATS and simulation products, partially offset by reduced sales primarily in the sterilizer division of the Company's process simulation group.
As a percentage of the total, ATS activity for the nine months ended November 28, 1997 constituted 54% of total sales compared to 32% in the prior year corresponding period. Revenue recognized under contracts with the United Kingdom Royal Air Force accounted for $4.8 million or 23% of total sales and represented 53% of the Company's open backlog. Sales to international customers, principally government agencies, accounted for $13.0 million or 61% of total sales for the nine months ended November 28, 1997 compared to $10.6 million or 71% for the same period a year ago. Gross profit increased $2,034,000 or 43% for the nine months ended November 28, 1997, due principally to the higher sales volume. As a percentage of sales, gross profit was 32% for the nine months ended
November 28, 1997, equal to 32% for the same period a year ago.

     Selling and administrative expenses increased $696,000 or 24% for the nine months ended November 28, 1997 due principally to variable costs related to the higher sales volume, primarily commissions expense which increased $343,000. Adjusted for the commission increase, selling and administrative expenses increased $353,000 or 14% for the nine months ended November 28, 1997 on a sales increase of 43%. As a percentage of sales, selling and administrative expenses were 17% for the nine months ended November 28, 1997, compared to 20% for the same period a year ago. This improvement was due, in part, to the fixed administrative costs being spread over the higher sales volume.

     Interest expense increased $129,000 or 16% for the nine months ended November 28, 1997, reflecting both higher borrowings (albeit at a lower rate) and increased amortization of various deferred financing fees associated with the new credit facility of March 1997.

     The Company's tax rate approximates the statutory rate.

Liquidity and Capital Resources

     During the nine month period ended November 28, 1997, the Company used $2,967,000 for operating activities. This was primarily the result of an increase in costs and estimated earnings in excess of billings for uncompleted long-term contracts and an increase in accounts receivable. The Company expects to increase its billings for these contracts during the fourth quarter of fiscal 1998. These uses of cash were offset in part by net income and non-cash charges of depreciation and amortization, and increases in reserve balances and income tax accruals. Funds were provided to support these operating and investing activities from the Company's Credit Agreement. Investing activities were $704,000 used for capital expenditures and software development. The Company believes that cash generated from operating activities as well as available borrowings under its Credit Agreement will be sufficient to meet its obligations. At January 2, 1998, the Company had $4.6 million available under its Credit Agreement.

     The Company and its bank are currently in the process of clarifying certain financial covenants and definitions in the Credit Agreement, which the Company expects will lead to an amended Credit Agreement. These changes are not expected to affect the available borrowings, payment terms or interest rate. At November 28, 1997, the Company was in compliance with all the covenants per the existing Credit Agreement. Additionally, the Company on a pro-forma basis would have met any revised financial covenants currently under consideration.

     In reference to the Company's outstanding claim with the U.S. Government, to the extent the Company is unsuccessful in further recovering contract costs, such an event could have a material adverse effect on the Company's liquidity and results of operations. Historically, the Company has had good experience in that recoveries have exceeded claims. (See Note 3 of Notes to Consolidated Financial Statements)

     The Company's sales backlog at November 28, 1997 and February 28,1997 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $35.7 million and $30.9 million, respectively.

     This report contains certain 'forward-looking statements' including, without limitation, statements containing the words 'believes', 'anticipates', 'intends', 'expects' and words of similar import relating to the Company's operations. There are important factors that could cause actual results to differ materially from those indicated by such forward-looking statements including contract cancellations, political unrest in customer countries, general economic conditions and the risk factors detailed from time to time in Environmental Tectonics Corporation's periodic reports and registration statements filed with the Securities and Exchange Commission, including, without limitation, Environmental Tectonics Corporations Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

               Environmental Tectonics Corporation
                           Form 10-QSB
                             Part II

Item 1.  Legal Proceedings

     There were no material developments in the litigation previously described in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

Item 2.  Changes in Securities

     The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

     No defaults occurred during the period covered in this report.

Item 4.  Submission of Matters to Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on
September 17, 1997, the following proposal was adopted by the vote specified below:

Proposal: To elect five directors to serve until successors have been elected and qualified.

(by holders of Common Stock)

     Nominee                    For               Withheld

Richard E. McAdams           2,745,044               260
William F. Mitchell          2,745,304                 -
Pete L. Stephens             2,745,304                 -
Phillip L. Wagner            2,745,304                 -
Craig MacNab                 2,745,304                 -

(by holders of Convertible Series A Preferred Stock)

     Nominee                    For               Withheld

Craig MacNab                    25,000                 -

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

                              ENVIRONMENTAL TECTONICS CORPORATION

                                    (Registrant)


Date:  January 12, 1998       By:/s/ Duane Deaner
                                   Duane Deaner
                                   Chief Financial Officer
                                   (authorized officer and
                                   principal financial officer)

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