Form 10KSB
period 1998-02-28
ENVIRONMENTAL TECTONICS CORP
filed 1998-05-28
CIK 33113

FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934 For the fiscal year ended
      February 27, 1998

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

                  Yes  x                        No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

As of May 15, 1998, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $16,944,000.

As of May 15, 1998, there were 3,065,106 shares of Registrant's common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of Registrant's
1998 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Part II, Items 5, 6, 7, and 8.

Transitional Small Business Disclosure Format:  Yes ___   No  x

                                    PART I


Item 1. Description of Business

(a)   Business Development

      Environmental Tectonics Corporation ("ETC" or the "Company"), a Pennsylvania corporation, incorporated in 1969, is principally engaged in the manufacture and sale of products used in controlling, modifying, simulating and measuring environmental factors such as temperature, humidity, pressure, and vacuum. These products include aircrew training systems, sterilizers, environmental and other products which involve similar manufacturing techniques and engineering technologies.

      Since February 28, 1997, there has been no material change in the Company's mode of conducting business.

(b)   Business of the Company

      The company operates in two primary business segments, Aircrew Training Systems and Process Simulation.

      Aircrew Training Systems. This segment includes four primary product groups.

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

      The Company's entertainment products consist of motion-based simulation rides.

      The Company's Disaster Management Systems line includes real-time interactive training programs that allow instruction on various disaster situations.

      The Company's Hyperbaric line includes monoplace and multiplace chambers for decompression and wound care applications.

      The aircrew training system class of products as a whole represented 75% and 61% of consolidated revenues of the Company for the years ended February 27, 1998 and February 28, 1997, respectively.

      Process Simulation. This segment also includes two primary product groups:

      Sterilizers. The Company manufactures steam and gas sterilizers. Steam sterilizers are used for hospital, medical research laboratory, and industrial purposes. Gas sterilizers are used for the sterilization of packaged products such as food, spices, pharmaceutical, and disposable and reusable medical devices. The Company's sterilizers range in price from approximately $25,000 to over $1,000,000, and in chamber size from three cubic feet to over 4,000 cubic feet, although the Company concentrates on marketing the larger custom-designed sterilizers to the pharmaceutical and medical device industries. The sterilizer class of products represented 19% and 28% of consolidated revenues of the Company for the years ended
February 27, 1998 and February 28, 1997, respectively.

      Environmental Systems and Other Products. The Company's environmental systems business consists of the design and fabrication of sampling and analysis systems, and test equipment and systems used in measuring, monitoring and testing air pollution. The Company also designs and manufactures environmental simulation systems to meet specific needs of its customers. The simulation systems generally consist of an enclosed chamber with instrumentation and equipment which enable the customer to control and modify such environmental factors as temperature, pressure, humidity, wind velocity and gas content to produce desired conditions. These products include controlled air systems for automotive companies and environmental chambers

      Sales of these products were 6% and 11% of consolidated revenues of the Company for the years ended February 27, 1998 and February 28, 1997, respectively.

      The Company also provides repair and maintenance service for its own and other manufacturers' equipment.

Marketing

      The Company currently markets its products and services primarily through its officers and employees. At February 27, 1998, approximately 16 employees were committed to sales and marketing functions. The Company uses branch offices in the United Kingdom, the Middle East, and Asia as well as the services of approximately 100 independent sales organizations in seeking foreign orders for its products.

Product Development

      New products and improvements in existing products are being continually developed in response to inquiries from customers and to management's determination that particular products should be produced or significantly improved. Although the Company does not have a separate research and development group, there are a few technical personnel whose main activity is the development and integration of new technologies into our existing products. These personnel include the Vice-President of New Product Development whose additional activity is the introduction of product extensions and new applications of existing technology.

      The Company is currently focusing its product development efforts in the aircrew training systems segment, with a particular emphasis on enhancing the related control systems and software graphics, and exploring commercial possibilities. The Company's product development efforts will be focused on two areas:

      - Disaster Management Simulation. The Company in Fiscal 1997 completed a Firefighting Command and Control System and Trainer for a foreign governmental agency. Product extensions into other disaster situations are currently being investigated.

      - Gyro-Product Line. These products address the need for a relatively low cost flight and spatial disorientation trainer.

      The Company reported research and development costs of approximately $148,000 and $167,000 for the years ended
February 27, 1998 and February 28, 1997, respectively. However, the majority of the Company's research and development efforts are not separately identified and recorded. Instead, they are expressed as part of project job costs in the cost of sales.

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

      In fiscal 1998, the Company's major customers included the United Kingdom, Japan and the U.S. Government, which accounted for $5,492,000, $3,266,000 and $2,936,000 of the Company's sales, respectively. These governmental entities do not have any relationship with the Company other than as customers.

Foreign and Domestic Operations and Export Sales

      During the years ended February 27, 1998 and February 28, 1997, approximately $2,936,000 (10%) and $2,082,000 (10%), respectively, of the Company's net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the federal government.

      During the years ended February 27, 1998 and February 28, 1997, approximately $17,490,000 (60%) and $15,422,000 (70%), respectively, of the Company's net revenues were attributable to export sales or sales for export. (See Note 10 to the Company's consolidated financial statements incorporated herein by reference to the Annual Report.) On export sales, customers' obligations to the Company are secured by irrevocable letters of credit based on the credit worthiness of the Customer.

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

Backlog

      The Company's sales backlog at February 27, 1998 and February 28, 1997 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $27,523,000 and $25,800,000, respectively. In addition, the Company's training and maintenance contracts backlog at February 27, 1998 and February 28, 1997 for work to be performed and revenue to be recognized after that date under written agreements was approximately $2,925,000 and $5,100,000, respectively. Of the 1998 backlog, approximately $29,135,000 is under contracts for aircrew training systems and maintenance support. Approximately 60% of the 1998 backlog is expected to be completed prior to February 26, 1999.

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

Compliance with Environmental Laws

      The Company has not incurred during fiscal 1998 nor does it anticipate incurring during fiscal 1999 any material capital expenditures to maintain compliance with Federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor does the Company anticipate that compliance with these provisions will have a material adverse effect on its earnings or competitive position.

Employees

      On February 27, 1998, the Company had 185 full-time employees, of whom 5 were employed in executive positions, 29 were engineers, engineering designers, or draftpeople, 47 were administrative (sales, accounting, etc.) and clerical personnel, and 104 were engaged principally in production and operations.

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

                                   PART III

Item 9.     Directors and Executive Officers of the Registrant;
Compliance with Section 16(a) of the Exchange Act

      The following table sets forth certain information with respect to the directors of the Registrant:

                                        Served
                                          as            Principal Occupations
                                        Director           and Positions and
                                        or Officer      Offices with the
Name                          Age        Since(1)              Company
William F. Mitchell(2)        56           1969         Chairman of the Board,
                                                        President and Director

Richard E. McAdams(3)         62           1985         Executive Vice President
                                                        and Director

Philip L. Wagner, Ph.D.(4)    61           1993         Director

Pete L. Stephens, M.D.(5)     60           1974         Director

Craig Macnab(6)               42           1997         Director

Duane D. Deaner(7)            50           1996         Chief Financial
                                                        Officer
____________________

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

(6) Mr. Macnab has served as Director of the Company since June 1997. Since January 1997, Mr. Macnab has been the President of Tandem Capital, Inc. which makes investments in micro-cap public companies. From 1993 to 1996, Mr. Macnab served as the general partner of MacNiel Advisors, Inc., the general partner of three private funds that invested in the publicly traded securities of small public companies. From 1987 to 1993, Mr. Macnab was a partner of J.C. Bradford & Co., a regional brokerage firm, jointly responsible for the merger and acquisition department and a private mezzanine capital fund. From 1981 to 1987, Mr. Macnab was employed by Lazard Freres & Co. Mr. Macnab is also a director of JDN Realty, Smart Choice Automotive Group and Teltronics, Inc.

(7)   Mr. Deaner has served as Chief Financial Officer of the
      Company since January 1996.  Mr. Deaner served as Vice
      President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995.

Committees of the Board of Directors

      During the year ended February 27, 1998, the Company had an Audit Committee consisting of the following directors:
Messrs. Mitchell, Philip L. Wagner and Dr. Pete L. Stephens. The independent outside directors also served on the Company's Compensation Committee during the year ended February 27, 1998. The Audit Committee is charged with reviewing and overseeing the Company's financial systems and internal control procedures and conferring with the Company's independent accountants with respect thereto. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel.

      During the year ended February 27, 1998, the Board of Directors held 5 meetings and the Audit Committee and Compensation Committee each held 1 meeting. All members of the Board attended all of the meetings of the Board held while they were members of the Board. All members of the Audit Committee and Compensation Committee attended all meetings of the Committee held while they were members thereof.

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended February 27, 1998, its officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

Item 10.    Executive Compensation

      REMUNERATION OF DIRECTORS AND OFFICERS

      The following table sets forth compensation paid by the Company to the Chief Executive Officer for services rendered during fiscal years 1998, 1997 and 1996. There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning the Company's compensation and benefit programs.

                              SUMMARY COMPENSATION TABLE

                                  Annual Compensation
                                                               Other
Name and                                                      Annual        All Other
Principal                  Fiscal                             Compen-        Compen-
Position                    Year    Salary($)   Bonus($)   sation($)(1)   sation($)(2)
William F. Mitchell,        1998     $178,450   $      -    $        -       $3,876
President and Chief         1997      113,780          -             -        2,731
Executive Officer           1996      119,531          -             -        2,473

(1) The Company's executive officers receive certain perquisites. For fiscal years 1998, 1997 and 1996, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(2) These amounts represent the Company's contribution to the Retirement Savings Plan.

Directors of the Company who are not officers of the Company are paid $600 for Board of Directors meetings which they attend.
Additional compensation is not paid for committee meetings.

Item 11.    Security Ownership of Certain Beneficial Owners and
Management

      The following table sets forth as of May 15, 1998, the number of shares and percentage of the Company's Common Stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to the Company's knowledge, more than 5% of the outstanding Common Stock. The table also sets forth the holdings of all directors and executive officers as a group.

                                         Amount and
                                         Nature of       Percent
                                         Beneficial        of
Name and Address of Beneficial Owner     Ownership        Class

William F. Mitchell (1)                    933,949        30.5%
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Pete L. Stephens, M.D. (2)                 325,100(3)     10.6%
1 Eleni Lane
West Chester, PA  19382

Richard E. McAdams (4)                      17,026(5)      1.0%
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Philip L. Wagner, Ph.D. (6)                  6,000(7)       *
Chadds Ford Technologies, Inc.
P.O. Box 377
Chadds Ford, PA  19317

Craig Macnab                               499,660(8)      14.0%
C/o Tandem Capital
500 Church Street, Suite 200
Nashville, TN  37219

Sirrom Capital Corporation                 499,660(8)      14.0%
500 Church Street , Suite 200
Nashville, TN  37219

All directors and executive
  officers as a group (7 persons)        1,782,860(9)      50.0%
* less than 1%
--------------------

(1) Chairman of the Board, President and Director of the Corporation. Shares of Common Stock include 100,000 shares held by Mr. Mitchell's wife.

(2)   Director of the Corporation.

(3) Includes 9,000 shares held by or for the benefit of Dr. Stephens' wife and two of his children.

(4)   Director of the Corporation.

(5) Includes options to purchase 500 shares of Common Stock held under the Company's Incentive Stock Option Plan which are presently exercisable.

(6)   Director of the Corporation.

(7) Includes 4,000 shares of Common Stock held by or for the benefit of Dr. Wagner's wife.

(8) Shares listed for Craig Macnab and Sirrom Capital Corporation are the shares beneficially owned by Sirrom Capital Corporation. These shares include 333,250 shares of Common Stock underlying 25,000 shares of Series A Preferred Stock that are presently convertible and 166,410 shares of Common Stock underlying a presently exercisable warrant to purchase such shares.

(9) Includes options to purchase 1,625 shares of Common Stock held under the Company's Incentive Stock Option plan of which are presently exercisable.

Item 12.    Certain Relationships and Related Transactions

      Set forth below is information concerning loans made to the Company by certain affiliates.

                                                               Outstanding
                                                               Principal
                                                Original       Balance of      Annual
                                                Principal      Loan as of    Percentage
Name of                          Date of        Amount         March 27,     Interest     Maturity
Lender(s)                         Loan          of Loan           1997          Rate        Date
Pete L. Stephens(1)                12/11/96     $100,000.00   $100,000.00       10%       1/1/98 (2)
Pete L. Stephens(1)                1/2/97       $ 60,000.00   $ 60,000.00       10%       1/1/98 (2)
Pete L. Stephens(1)                1/8/97       $100,000.00   $100,000.00       10%       1/1/98 (2)
Pete L. and Anita Stephens(3)      1/8/97       $ 40,000.00   $ 40,000.00       10%       1/1/98 (2)
John Mitchell(4)                   1/8/97       $400,000.00   $400,000.00       10%       1/1/98 (5)
Christine Walters(6)               1/8/97       $ 35,000.00   $ 35,000.00       10%       1/1/98 (7)
Christine Walters(6)               1/8/97       $165,000.00   $165,000.00       10%       1/1/98 (7)
William F. Mitchell(8)             2/7/97       $300,000.00   $300,000.00       10%       1/1/99

(1)   Director of the Corporation.

(2)   Loan was satisfied on April 14, 1998.

(3)   Dr. Stephens is a director of the Corporation.
      Anita Stephens is the spouse of Doctor Stephens.

(4)   Mr. John Mitchell is the brother of William F. Mitchell,
      Chairman of the Board, President and Director of the Corporation.

(5)   Loan was satisfied on April 30, 1997.

(6)   Christine Walters is the daughter of William F. Mitchell,
      Chairman of the Board, President and Director of the Corporation.

(7)   Loan was satisfied March 6, 1998.

(8)   Mr. Mitchell is Chairman of the Board, President and
      Director of the Corporation.

Item 13.    Exhibits and Reports on Form 8-K

(a)         Exhibits:

Number    Item

  3.1     Registrant's Articles of
          Incorporation, as amended, were filed
          as Exhibit 3.1. to Registrant's Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

  3.2     Registrant's By-Laws, as amended,
          were filed as Exhibit 3(ii) to
          Registrant's Form 10-K for the year
          ended February 25, 1994 and are
          incorporated herein by reference.

  4.1     12% Subordinated Debenture due
          March 27, 2004 was filed as
          Exhibit 4.1 to Registrant's Form 10-K
          for the year ended February 28, 1997
          and is incorporated herein by reference.

 10.1     Registrant's 1988 Incentive Stock
          Option Plan was filed as
          Exhibit 10(v) to Registrant's
          Form 10-K for the year ended
          February 23, 1990 and is
          incorporated herein by reference.*


 10.2     Registrant's Employee Stock
          Purchase Plan was filed on July 6,
          1988 as Exhibit A to the Prospectus
          included in Registrant's
          Registration Statement (File
          No. 33-42219) on Form S-8 and is
          incorporated herein by reference.*

 10.3     Registrant's Stock Award Plan
          adopted April 7, 1993, filed as
          Exhibit 10(ix) to the Registrant's
          Form 10-K for the fiscal year ended
          February 25, 1994 and is
          incorporated herein by reference.*

 10.4     Form of 1996 Warrant Agreement between
          the Registrant and Chase Manhattan
          Capital Corporation, filed as
          Exhibit 10(xiv) to the Registrant's
          Form 10-KSB for the fiscal year ended
          February 23, 1996 and is incorporated
          herein by reference.

 10.5     Revolving Credit Agreement, dated as
          of March 27, 1997, between the
          Registrant and First Union National
          Bank was filed as Exhibit 10.6 to
          Registrant's Form 10-K for the year
          ended February 28, 1997 and is
          incorporated herein by reference.

 10.6     Amendment to Revolving Credit
          Agreement dated as of November 28,
          1997.

 10.7     Debenture Purchase Agreement, dated
          March 27, 1997, between the Registrant
          and Sirrom Capital Corporation was filed as Exhibit 10.7 to the Registrant's
          Form 10-KSB for the fiscal year ended
          February 28, 1997 and is incorporated
          herein by reference.

 10.8     Preferred Stock Purchase Agreement,
          dated March 27, 1997, between the
          Registrant and Sirrom Capital
          Corporation was filed as Exhibit 10.8
          to the Registrant's Form 10-KSB for
          the fiscal year ended February 28,
          1997 and is incorporated herein by
          reference.

 10.9     Stock Purchase Warrant, dated March 27,
          1997, issued by the Registrant to
          Sirrom Capital Corporation was filed as
          Exhibit 10.9 to the Registrant's
          Form 10-KSB for the fiscal year ended
          February 28, 1997 and is incorporated
          herein by reference.

 13       Portions of Registrant's 1998 Annual
          Report to Shareholders which are
          incorporated by reference into this
          Form 10-KSB.

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

Name                        Position                Date

/s/ William F. Mitchell     Chairman of the Board,  May 28, 1998
William F. Mitchell         Chief Executive Officer,
                            President and Director

/s/ Duane D. Deaner         Chief Financial         May 28, 1998
Duane D. Deaner             Officer (Principal
                            Accounting Officer)

/s/ Richard E. McAdams      Director                May 28, 1998
Richard E. McAdams

/s/ Craig Macnab            Director                May 28, 1998
Craig Macnab

/s/ Pete L. Stephens        Director                May 28, 1998
Pete L. Stephens, M.D.

/s/ Philip L. Wagner        Director                May 28, 1998
Philip L. Wagner, Ph.D.

                                 EXHIBIT INDEX

Exhibit No.   Item

    3.1       Registrant's Articles of
              Incorporation, as amended, were filed
              as Exhibit 3.1 to Registrant's Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

    3.2       Registrant's By-Laws, as amended,
              were filed as Exhibit 3(ii) to
              Registrant's Form 10-K for the year
              ended February 25, 1994 and are
              incorporated herein by reference.

    4.1       12% Subordinated Debenture due
              March 27, 2004 was filed as
              Exhibit 4.1 to Registrant's Form 10-K
              for the year ended February 28, 1997
              and is incorporated herein by reference.

   10.1       Registrant's 1988 Incentive Stock
              Option Plan was filed as
              Exhibit 10(v) to Registrant's
              Form 10-K for the year ended
              February 23, 1990 and is
              incorporated herein by reference.*

   10.2       Registrant's Employee Stock
              Purchase Plan was filed on July 6,
              1988 as Exhibit A to the Prospectus
              included in Registrant's
              Registration Statement (File
              No. 33-42219) on Form S-8 and is
              incorporated herein by reference.*

   10.3       Registrant's Stock Award Plan
              adopted April 7, 1993, filed as
              Exhibit 10(ix) to the Registrant's
              Form 10-K for the fiscal year ended
              February 25, 1994 and is
              incorporated herein by reference.*

   10.4       Form of 1996 Warrant Agreement between
              the Registrant and Chase Manhattan
              Capital Corporation, filed as
              Exhibit 10(xiv) to the Registrant's
              Form 10-KSB for the fiscal year ended
              February 23, 1996 and is incorporated
              herein by reference.

   10.5       Revolving Credit Agreement, dated as
              of March 27, 1997, between the
              Registrant and First Union National
              Bank was filed as Exhibit 10.6 to
              Registrant's Form 10-K for the year
              ended February 28, 1997 and is
              incorporated herein by reference.

   10.6       Amendment to Revolving Credit
              Agreement dated as of November 28,
              1997.

   10.7       Debenture Purchase Agreement, dated
              March 27, 1997, between the Registrant
              and Sirrom Capital Corporation was filed as Exhibit 10.7 to the Registrant's
              Form 10-KSB for the fiscal year ended
              February 28, 1997 and is incorporated
              herein by reference.

   10.8       Preferred Stock Purchase Agreement,
              dated March 27, 1997, between the
              Registrant and Sirrom Capital
              Corporation was filed as Exhibit 10.8
              to the Registrant's Form 10-KSB for
              the fiscal year ended February 28,
              1997 and is incorporated herein by
              reference.

   10.9       Stock Purchase Warrant, dated March 27,
              1997, issued by the Registrant to
              Sirrom Capital Corporation was filed as
              Exhibit 10.9 to the Registrant's
              Form 10-KSB for the fiscal year ended
              February 28, 1997 and is incorporated
              herein by reference.

   13         Portions of Registrant's 1997 Annual
              Report to Shareholders which are
              incorporated by reference into this
              Form 10-KSB.

   21         List of subsidiaries.

   23         Consent of Grant Thornton L.L.P.

   27         Financial Data Schedule
---------------
*    Represents a management contract or
     a compensatory plan or arrangement.