Form 10QSB
period 1998-05-29
ENVIRONMENTAL TECTONICS CORP
filed 1998-07-13
CIK 33113

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 29, 1998

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission File No. 1-10655

               ENVIRONMENTAL TECTONICS CORPORATION
     (Exact name of registrant as specified in its charter)

          Pennsylvania                             23-1714256
  (State or other jurisdiction                   (IRS Employer
of incorporation or organization              Identification No.)

                   COUNTY LINE INDUSTRIAL PARK
                 SOUTHAMPTON, PENNSYLVANIA 18966
             (Address of principal executive offices
                           (Zip Code)

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

              Yes    x                 No

     The number of shares outstanding of the registrant's common stock as of July 10, 1998 is:  3,069,156

Environmental Tectonics Corporation                 Three months ended:
Consolidated Income Statements                      May 29,     May 30,
                   (unaudited)                       1998        1997

       (thousands, except share and per share information)
Net Sales                                             $7,460      $6,644
Cost of goods sold                                     4,711       4,684
                                                  ----------- -----------
Gross profit                                           2,749       1,960
                                                  ----------- -----------

Operating expenses:
Selling and administrative                             1,662       1,130
Research and development                                  88          40
                                                  ----------- -----------
                                                       1,750       1,170
                                                  ----------- -----------
Operating income                                         999         790
                                                  ----------- -----------

Other expenses:
Interest expense                                         265         217
Other, net                                                22          27
                                                  ----------- -----------
                                                         287         244
                                                  ----------- -----------
Income before income taxes                               712         546
Provision for income taxes                               248         186
                                                  ----------- -----------
Net income                                              $464        $360
                                                  =========== ===========

Per share information:
Income available to common shareholders                 $384        $304
Income per share: basic                                $0.13       $0.10
Income per share: diluted                              $0.12       $0.10
Number of shares: basic                            3,035,851   2,967,542
Number of shares: diluted                          3,256,608   3,142,003


The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation
Consolidated Balance Sheets                         May 29,   February 27,
                   (unaudited)                       1998        1998

              Assets                               (amounts in thousands)
Current assets:
   Cash and cash equivalents                            $529        $225
   Cash equivalents restricted for letters
    of credit                                             25          15
   Accounts receivable, net                            8,797       8,448
   Costs and estimated earnings in excess of
     billings on uncompleted long-term contracts       8,828       5,651
   Inventories                                         2,679       3,058
   Deferred tax asset                                    770         770
   Prepaid expenses and other current assets             390         283
                                                  ----------- -----------
              Total current assets                    22,018      18,450

Property, plant and equipment, at cost,
   net of accumulated depreciation of $6,861 at
   May 29, 1998 and $6,729 at February 27, 1998        3,043       2,837
Software development costs, net of
   accumulated amortization of $4,093 at
   May 29, 1998 and $3,914 at February 27, 1998        1,074       1,155
Goodwill                                                 662          -
Other assets                                             468         513
                                                  ----------- -----------
              Total assets                           $27,265     $22,955
                                                  =========== ===========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets                         May 29    February 27
                   (unaudited)                       1998        1998

                                                  (amounts in thousands)

Liabilities and Stockholders' Equity

              Liabilities
Current liabilities:
   Current portion of long-term debt                    $148        $148
   Convertible notes payable - related parties           300         800
   Accounts payable - trade                            1,253       1,424
   Billings in excess of costs and estimated
      earnings on uncompleted long-term contracts      1,040       1,145
   Customer deposits                                     910       1,373
   Accrued income taxes                                  285         984
   Accrued liabilities                                 1,663       1,114
                                                  ----------- -----------
              Total current liabilities                5,599       6,988
                                                  ----------- -----------
Long-term debt, less current portion:
   Credit facility payable to banks                    4,631         467
   Subordinated debt                                   3,741       3,730
   Other                                                 476         159
                                                  ----------- -----------
                                                       8,848       4,356
                                                  ----------- -----------
Deferred income taxes                                    702         702
                                                  ----------- -----------
              Total liabilities                       15,149      12,046
                                                  ----------- -----------
Redeemable cumulative preferred stock,
  $100 par and redemption value; 25,000 shares
  authorized, issued and outstanding                   2,340       2,330
                                                  ----------- -----------
Minority interest                                        300       -
                                                  ----------- -----------
              Stockholders' equity

Common stock; $.10 par value; 10,000,000
   shares authorized; 3,065,106 and 3,006,596
   issued and outstanding at May 29, 1998
   and February 27,1998, respectively                    306         300
Capital contributed in excess of par value
   of common stock                                     3,177       2,671
Retained earnings                                      5,993       5,608
                                                  ----------- -----------
              Total stockholders' equity               9,476       8,579
                                                  ----------- -----------
    Total liabilities and stockholders' equity       $27,265     $22,955
                                                  =========== ===========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows                   Three months ended:
                   (unaudited)                          May 29      May 30
                                                         1998        1997

                                                     (amounts in thousands)
Cash flows used by operating activities:
   Net income                                            $464        $360
   Adjustments to reconcile net income to
      net cash (used) provided by operating
      activities:
      Depreciation and amortization                       373         301
    Provision for losses on accounts receivable
       and inventories                                    (14)         25
    Changes in operating assets and liabilities:
       Accounts receivable                               (321)      1,023
       Costs and estimated earnings in excess of
          billings on uncompleted long-term
          contracts                                    (2,909)     (1,565)
       Inventories                                        429         143
       Prepaid expenses and other current assets          (99)       (516)
       Other assets                                                  (184)
       Accounts payable                                  (235)       (825)
       Billings in excess of costs and estimated
          earnings on uncompleted long-term
          contracts                                      (105)        468
       Customer deposits                                 (463)       (544)
       Accrued income taxes                              (699)        (27)
       Other accrued liabilities                          527         127
       Payments under settlement agreements               (60)        (75)
                                                   ----------- -----------
Net cash used by operating activities                  (3,112)     (1,289)
                                                   ----------- -----------

Cash flows used by investing activities:
   Acquisition of equipment                              (158)        (87)
   Capitalized software development costs                 (99)        (90)
   Net cash acquired from purchase of subsidiary           60           -
                                                   ----------- -----------
Net cash used in investing activities                    (197)       (177)
                                                   ----------- -----------

Cash flows from financing activities:
   Net payments under credit facility                   4,164      (4,480)
   Proceeds from subordinated debt, net                     -       3,190
   Proceeds from preferred stock, net                       -       2,292
   Payment of dividends on preferred stock                (68)         -
   Decrease in cash equivalents restricted for
      letters of credit                                   (10)        406
   Decrease in notes payable - related party             (500)       (500)
   Net increase of other long-term debt                    27         (27)
   Proceeds from issuance of common stock/
      warrants                                              -         525
                                                  ----------- -----------
Net cash provided by financing activities               3,613       1,406
                                                  ----------- -----------
<PAGE 4>
Net increase (decrease) in cash and cash
   equivalents                                            304         (60)
Cash and cash equivalents at beginning of period          225         189
                                                  ----------- -----------
Cash and cash equivalents at end of period               $529        $129
                                                  =========== ===========
Supplemental schedule of cash flow information:
    Interest paid                                         188         265
    Income taxes paid                                     756         213

Supplemental information on noncash operating and
   investing activities:
      The Company transferred $36 of other
         assets to property, plant and equipment.
      In connection with an acquisition, the
         Company issued 55,000 shares of its
         common stock and a three-year interest-
         only note for $375.


The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation ("ETC" or the "Company"), its wholly-owned subsidiary ETC International
Corporation and its majority-owned subsidiary ETC-PZL Aerospace
Industries, Ltd. ("ETC-PZL").

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

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 27, 1998.

2.   Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three month periods ended May 29, 1998 and May 30, 1997.

(amounts in thousands, except share and per share information)

                                                       Three months ended:
                                                        May 29,    May 30,
                                                         1998       1997
   Net income                                            $464        $360
   Less preferred stock dividends                         (69)        (49)
   Less accretion of preferred stock                      (11)         (7)
                                                   ----------  ----------
   Income available to common stockholders               $384        $304
                                                   ==========  ==========
  <PAGE 6>
Basic earnings per share:
   Weighted average shares                          3,035,851   2,967,542
   Per share amount                                     $0.13       $0.10
                                                   ==========  ==========

Diluted earnings per share:
   Weighted average shares                          3,035,851   2,967,542
   Effect of dilutive securities:
      Stock options                                    24,918      42,594
      Stock warrants                                  195,839     131,867
                                                   ----------  ----------
                                                    3,256,608   3,142,003
   Per share amount                                     $0.12       $0.10
                                                   ==========  ==========

There were conversion provisions of convertible subordinated debt and preferred stock totaling 358,333 shares of common stock, which were not included in the computation of diluted earnings per share because the effect of the assumed conversion was anti-dilutive.

3.   Accounts Receivable

     The components of accounts receivable are as follows:

                                                     May 29,  February 27,
                                                      1998       1998
                                                    (amounts in thousands)

   U.S. Government receivables billed
      and unbilled contract costs subject
      to negotiation                                   $4,948      $4,563
   U.S. commercial receivables billed                     945       1,071
   International receivables billed                     3,255       3,193
                                                   ----------  ----------
                                                        9,148       8,827
   Less allowance for doubtful accounts                  (387)       (379)
                                                   ----------  ----------
                                                       $8,761      $8,448
                                                   ==========  ==========

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. Theses costs were recorded during fiscal years 1994, 1995 and 1998. The Company has recorded claims, amounting to $2.75 million and accounts receivable of $1.7 million. These costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 1999. In accordance with generally accepted accounting principles, revenues recorded by the Company from a claim does not exceed the incurred contract costs related
<PAGE 7> to the claim.  The Company currently has approximately
$10.3 million in claims filed with the U.S. Government, which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. Additional amounts are under review for the period November 1995 through October 1996 to determine what, if any, additional amounts can be filed as supplemental claims.

International receivables billed:

     International receivables billed includes $1.8 million related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain
$4.6 million simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1.1 million of advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. The Company subsequently requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Upon completion of the contract, the RTAF will pay the Company the open receivable balance ($1.8 million), consisting of the performance bond and the advance payment, plus 10% due on the balance of the contract. Payment of the open balance is currently in progress. However, the Company is not able to determine what, if any, impact the extended completion period and the current economic condition in Thailand will have upon final payment. Except as noted in the award, the rights and obligations of the parties remain as per the original contract.

4.   Inventories

     Inventories are valued at the lower of cost or market using the first-in, first out (FIFO) method and consist of the following:

                                         May 29,   February 27,
                                          1998         1998
                                         (amounts in thousands)

          Raw materials                  $  473      $  404
          Work in Process                 1,938       2,654

                                         $2,411      $3,058
<PAGE 8>

5.   Subordinated Debt and Preferred Stock

     The components of the subordinated debt and preferred stock at May 29, 1998 and February 27,1998, were as follows:

                                       May 29, 1998                  February 27, 1998
                                 Subordinated    Preferred      Subordinated     Preferred
                                    Debt           Stock            Debt           Stock
                                                   (amounts in thousands)

Face value                         $4,000          $2,500          $4,000          $2,500
Deferred financing costs             (311)           (208)           (311)           (208)
Amortization of finance costs          52               -           41               -
Accretion of preferred stock            -              48               -              38
                                   ------          ------          ------          ------
     Total                         $3,741          $2,340          $3,730          $2,330
                                   ======          ======          ======          ======

6.   Stockholders' Equity

     The components of stockholders' equity at May 29, 1998 and February 27, 1998 were as follows:


                                                 Common stock        Additional  Retained
                                               Shares     Amount      Capital    Earnings
                                          (amounts in thousands, except share information)

Balance, February 27, 1998                    3,006,596    $300        $2,671     $5,608

Net income for three month period ended
  May 29, 1998                                                                       464
Stock issued in connection with acquisition      55,000       5           490
Divided on preferred stock                                                           (68)
Accretion of preferred stock                                                         (11)
Shares issued in connection with employee
  stock purchase and stock option plans           3,510       1            16
                                              ---------    ----        ------     ------

Balance at May 29, 1998                       3,065,106    $306        $3,177     $5,993
                                              =========    ====        ======     ======

  <PAGE 9>
7.   Acquisition of ETC-PZL Aerospace Industries, Ltd.

     On April 21, 1998, ETC acquired 65% ownership of MP-PZL Aerospace Industries, Ltd. ("MP-PZL"), a simulation and advanced training device manufacturing company located in Warsaw, Poland for $375,000 in cash, a 10% interest-only three-year note payable for $350,000 and 55,000 shares of ETC's common stock. MP-PZL was subsequently renamed ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"). ETC's cost for this acquisition was $1,220,000 and has been recorded in the accompanying balance sheet under the purchase method of accounting for business combinations. In connection with the acquisition, the Company has recorded goodwill of approximately $662,000 and a minority interest of approximately $300,000.

     ETC-PZL's fiscal period ends December 31, 1998. The results of ETC-PZL for the period April 21, 1998 (the date of acquisition) through June 30, 1998 will be included in ETC's results of operation for the three month period ended August 28, 1998. No operating results of ETC-PZL have been included in the accompanying income statements.

8.   Computer Software Costs

     The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP was issued to provide authoritative guidance on the subject of accounting for the costs associated with the purchase or development of computer software for internal use. The statement is effective for fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the Company's financial position or results of operation.

9.   Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Effective February 28, 1998, the Company adopted SFAS No. 130 which had no material impact on the Company's consolidated financial position or results of operation.

10.  Business Segment Presentation

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain financial information about operating segments in the complete sets of financial statements of the enterprise and in condensed
<PAGE 10> financial statements of interim periods issued to
shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. Effective February 28, 1998, the Company adopted SFAS No. 131 which had no impact on the Company's consolidated financial position or results of operation.

11.  Year 2000 Issue

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations. The Company is currently utilizing internal resources to identify, convert or replace its systems for year 2000 compliance. The Company estimates that costs associated with the year 2000 issue, which are currently being expensed as incurred, will not have a material impact on its financial position or results of operations.

Environmental Tectonics Corporation
Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations
Three months ended May 29, 1998 compared to May 30, 1997.

     The Company had net income of $464,000 or $.12 per share
(diluted), an increase of $104,000 or 29% over the first quarter of fiscal 1998. Operating income increased $209,000 or 27%.

     Sales were $7,460,000, an increase of $816,000 or 12%. This increase primarily reflected higher sales of Aircrew Training
Systems ("ATS") products in international markets.

     Overall, international sales increased $816,000 or 20% over the first quarter of fiscal 1998 and accounted for $5,224,000 or 70% of the Company's total sales, up from 66% a year ago.

     Gross profit increased $789,000 or 40%, reflecting higher sales at higher gross margins. As a percentage of sales, gross profit was 37% compared to 30% for the same period a year ago. This increase was the result of production efficiencies related to improved factory utilization as well as a product mix shift to higher margin ATS products, which accounted for $5,809,000 or 78% of sales.

     Selling and administrative expenses increased $532,000 or 47% due principally to variable costs related to the higher sales volume, principally commissions and travel expenses. As a percentage of sales, these expenses were 22%, compared to 17% for the same period a year ago. However, when adjusted for the increased variable costs, the percentage of sales was approximately equal to the prior period.

     Interest expense increased $48,000 or 22%, reflecting both higher borrowings at a lower rate and increased amortization of various deferred financing fees associated with the credit facility of March 1997. The Company's tax rate approximates the statutory rate.

Liquidity and Capital Resources

     During the three month period ended May 29, 1998, the Company used $3,112,000 for operating activities. This was primarily the result of an increase in costs and estimated earnings in excess of billings and a reduction in customer deposits and income tax accruals. These uses of cash were offset in part by net income and non-cash charges of depreciation, amortization and increases in accruals. The Company expects to increase its billings for long-term contracts during the second and third quarters of fiscal 1999.
  <PAGE 12>
     Investment activities included capital expenditures ($158,000) and capitalized software costs ($99,000). The Company acquired 65% ownership of MP-PZL Aerospace Industries, Ltd. ("MP-PZL"), a simulation and advanced training device manufacturer located in Warsaw, Poland, for $375,000 in cash, a 10% interest-only three-year note payable for $350,000 and 55,000 shares of ETC's common stock. MP-PZL was subsequently renamed ETC-PZL Aerospace Industries, Ltd.

     On May 26, 1998, the Company received a commitment from its bank to maintain its credit facility at $10 million and to extend the maturity date of the total facility from May 31, 1999 to May 31, 2000. Funds were provided for operating and investing activities from the Company's credit facility. The Company believes that cash generated from operating activities as well as available borrowings under its credit facility will be sufficient to meet its obligations. At July 8, 1998, the Company had $1.2 million available under its credit facility.

     The Company's sales backlog at June 30, 1998 and
February 27,1998 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $27.0 million and $30.4 million, respectively.

     This report contains certain 'forward-looking statements' including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import relating to the Company's operations. There are important factors that could cause actual results to differ materially from those indicated by such forward-looking statements including contract cancellations, political unrest in customer countries, general economic conditions and the risk factors detailed from time to time in ETC's periodic reports and registration statements filed with the Securities and Exchange Commission, including, without limitation, ETC's Annual Report on Form 10-KSB for the fiscal year ended February 27, 1998.

Environmental Tectonics Corporation
Form 10-QSB
Part II

Item 1.  Legal Proceedings

     There were no material developments in the litigation previously described in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 27, 1998.

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

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL TECTONICS CORPORATION
                                     (Registrant)

                         By:/s/ Duane Deaner
                              Duane Deaner,
                              Chief Financial Officer (authorized
                              officer, principal financial
                              officer and principal accounting
                              officer)

Date:  July 13, 1998

                          EXHIBIT INDEX

Exhibit No.    Description

     27        Financial Data Schedule.  <PAGE 16>