Form 10QSB
period 1998-08-28
ENVIRONMENTAL TECTONICS CORP
filed 1998-10-13
CIK 33113

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 28, 1998

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

              Yes    x                 No

     The number of shares outstanding of the registrant's common stock as of August 8, 1998 is: [_________]

               Environmental Tectonics Corporation
                 Consolidated Income Statements
                           (unaudited)

                               Three months ended:      Six Months ended:
                               Aug 28,     Aug 29,     Aug 28,      Aug 29,
                                 1998        1997        1998         1997
                           (thousands, except share and per share information)
Net sales                        $5,996      $7,181     $13,456     $13,825
Cost of goods sold                3,713       4,823       8,424       9,507

Gross profit                      2,283       2,358       5,032       4,318

Operating expenses:
Selling and administrative        1,319       1,244       2,981       2,374
Research and development            135          19         223          59
                                  1,454       1,263       3,204       2,433
Operating income                    829       1,095       1,828       1,885

Other expenses:
Interest expense                    333         384         598         601
Other, net                           55          80          77         107

                                    388         464         675         708
Income before income taxes          441         631       1,153       1,177
Provision for income taxes          146         225         395         411
Income before minority
  interest                          295         406         758         766
Income attributable to
  minority interest                  61           0          61           0

Net income                       $  234      $  406     $   697     $   766

Per share information:
Income available to common
  shareholders                   $  154      $  320     $   538      $  654
Income per share: basic          $ 0.05      $ 0.11     $  0.17      $ 0.21
Income per share: diluted        $ 0.05      $ 0.10     $  0.16      $ 0.20
Number of shares: basic       3,071,000   2,987,000   3,053,000   2,977,000
Number of shares: diluted     3,316,000   3,196,000   3,286,000   3,169,000

The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
                   Consolidated Balance Sheets
                           (unaudited)

                                         August 28,  February 27,
                                            1998         1998
                                          (amounts in thousands)
Assets
Current assets:
  Cash and cash equivalents                $   396     $   225
  Cash equivalents restricted
    for letters of credit                       25          15
  Accounts receivable, net                  11,716       8,448
  Costs and estimated earnings
    in excess of billings on
    uncompleted long-term
    contracts                                8,506       5,651
  Inventories                                2,689       3,058
  Deferred tax asset                           770         770
  Prepaid expenses and other
    current assets                             463         283
                                            24,565      18,450
Property, plant and equipment,
  at cost, net of accumulated
  depreciation of $6,954 at
  Aug 28, 1998 and $6,729 at
  Feb 27, 1998                               3,028       2,837
Software development costs,
  net of accumulated amortization
  of $4,229 at Aug 28, 1998 and
  $3,914 at February 27, 1998                1,094       1,155
Goodwill                                       654           -
Other assets                                   463         513

    Total assets                           $29,804     $22,955

The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
                   Consolidated Balance Sheets
                           (unaudited)
                                             Aug. 28,   Feb. 27
                                               1998       1998
                                           (amounts in thousands)
Liabilities and Stockholders' Equity
            Liabilities
Current liabilities:
  Current portion of long-term debt           $   186   $   148
  Convertible notes payable - related
    parties                                       300       800
  Accounts payable - trade                        817     1,424
  Billings in excess of costs and
    estimated earnings on uncompleted
    long-term contracts                         2,083     1,145
  Customer deposits                               637     1,373
  Accrued income taxes                            541       984
  Accrued liabilities                           1,393     1,114

    Total current liabilities                   5,958     6,988

Long-term debt, less current portion:
  Credit facility payable to banks              6,549       467
  Subordinated debt                             3,752     3,730
  Other                                           448       159
                                               10,749     4,356
Deferred income taxes                             702       702

    Total liabilities                          17,094    12,046

Redeemable cumulative preferred stock, $100
  par and redemption value; 25,000 shares
  authorized, issued and outstanding            2,351     2,330
Minority interest                                 361       -

            Stockholders' Equity
Common stock; $.10 par value;
  10,000,000 shares authorized;
  3,076,331 and 3,006,596 issued
  and outstanding at August 28, 1998
  and February 27,1998, respectively              308       300
Capital contributed in excess of par
  value of common stock                         3,210     2,671
Foreign currency exchange adjustment               18       -
Retained earnings                               6,147     5,608

    Total stockholders' equity                  9,683     8,579
    Total liabilities and stockholders'
      equity                                  $29,804   $22,955

The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
              Consolidated Statements of Cash Flows
                           (unaudited)
                                              Six months ended
                                             Aug. 28,   Aug. 29,
                                               1998       1997
                                           (amounts in thousands)
Cash flows from operating activities:
  Net income                                 $   697    $   766
  Adjustments to reconcile net income to
    net cash (used) provided by operating
    activities:
      Depreciation and amortization              724        635
      Provision for losses on accounts
        receivable and inventories              (164)       193
      Changes in operating assets and
        liabilities:
        Accounts receivable                   (3,224)      (108)
        Costs and estimated earnings in
          excess of billings on
          uncompleted long-term contracts     (2,855)    (2,228)
        Inventories                              489         77
        Prepaid expenses and other current
          assets                                (784)      (413)

        Accounts payable                        (607)      (442)
        Billings in excess of costs and
          estimated earnings on
          uncompleted long-term contracts        938       (702)
         Customer deposits                      (736)      (500)
         Accrued income taxes                   (443)       203
         Other accrued liabilities               340        262
         Payments under settlement
           agreements                            (60)       (60)

Net cash used in operating activities         (5,685)    (2,317)

Cash flows from investing activities:
  Acquisition of equipment                      (428)      (218)
  Capitalized software development costs        (254)      (240)

Net cash used in investing activities           (682)      (458)

Cash flows from financing activities:
  Net borrowings (payments) under credit
    facility                                   6,082     (3,280)
  Proceeds from subordinated debt, net             0      3,227
  Proceeds from preferred stock, net               0      2,293
  Payment of dividends on preferred stock       (138)       (95)
  Decrease in cash equivalents restricted
    for letters of credit                        (10)       406
  Decrease in notes payable - related
    party                                       (500)      (500)
  Net increase of other long-term debt           327          6
<PAGE 5>
  Proceeds from issuance of common
    stock/warrants                               416        621
  Minority interest                              361          -

Net cash provided by financing activities      6,538      2,678

Net increase (decrease) in cash and cash
  equivalents                                    171        (97)
Cash and cash equivalents at beginning of
  period                                         225        189

Cash and cash equivalents at end of period   $   396    $    92

Supplemental schedule of cash flow
  information:
  Interest paid                                  369        517
  Income taxes paid                              756        230
Supplemental information on noncash
  operating and investing activities:
  During the six month period ended
  August 28, 1998, the company transferred
  $36 of other assets to property, plant
  and equipment.
  Also, in connection with an acquisition, the company issued 55,000 shares of its common stock and a three-year interest-only note for $375.
  During the six month period ended
  August 29, 1997, the company transferred
  $158,000 of inventory to property, plant and equipment and $637,000 of customer deposits to billings in excess of cost and estimated earnings on uncompleted long-term contracts

The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
           Notes to Consolidated Financial Statements

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

     Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

2. Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three and six month periods ended August 28, 1998 and August 29, 1997.
  <PAGE 7>

 (amounts in thousands, except share and per share information)

                                 Three months ended:      Six months ended:
                                 Aug 28,     Aug 29,     Aug 28,     Aug 29,
                                   1998        1997        1998        1997
Net income                           $234        $406        $697        $766
Less preferred stock dividends        (69)        (69)       (138)        (95)
Less accretion of preferred
  stock                               (11)        (17)        (21)        (17)

Income available to common
  stockholders                       $154        $320        $538        $654

Basic earnings per share:
  Weighted average shares       3,070,969   2,986,810   3,053,410   2,977,176
  Per share amount                  $0.05       $0.11       $0.21       $0.19

Diluted earnings per share:
  Weighted average shares
  Effect of dilative
    securities:                 3,070,969   2,986,810   3,053,410   2,977,176
    Stock options                  56,879      33,506      40,898      38,050
    Stock warrants                187,741     175,625     191,791     153,746

                                3,315,589   3,195,941   3,286,099   3,168,972
  Per share amount                  $0.05       $0.10       $0.16       $0.20

     Common stock issuable pursuant to conversion provisions of convertible subordinated debt and preferred stock totaling
360,611 shares of common stock were not included in the computation of diluted earnings per share because the effect of the assumed conversion was anti-dilutive.

3. Accounts Receivable

     The components of accounts receivable are as follows:

                                        August 28,   February 27,
                                           1998          1998
                                          (amounts in thousands)
U.S. Government receivables billed and
  unbilled contract costs subject to
  negotiation                              $4,824       $4,563
U.S. commercial receivables billed          1,341        1,071
International receivables billed            5,886        3,193
                                           12,051        8,827
  Less allowance for doubtful accounts       (335)        (379)
                                          $11,716       $8,448

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. Theses costs were recorded during fiscal years 1994, 1995 and 1998. The Company has recorded
<PAGE 8> claims, amounting to $2.75 million, to the extent of contract costs incurred, and accounts receivable of $1.7 million, representing the balance due under the contract. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 1999. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $10.3 million in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. As of August, 1998, the company was involved in discovery document review and preparing for depositions of key government personnel. Also, additional amounts are under review for the period November 1995 through October 1996 to determine what, if any, additional amounts can be filed as supplemental claims.

International receivables billed:

     International receivables billed includes $1.8 million related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain
$4.6 million simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1.1 million advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remain as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events.

4. Inventories

     Inventories are valued at the lower of cost or market using the first-in, first out (FIFO) method and consist of the following (net of reserves):

                                       August 28,   February 27,
<PAGE 9>
                                           1998         1998
                                          (amounts in thousands)
Raw materials                             $  557       $  404
Work in Process                            2,132        2,654
                                          $2,689       $3,058

5. Subordinated Debt and Preferred Stock

     The components of the subordinated debt and preferred stock at August 28, 1998 and February 27,1998, were as follows:

                                            (amounts in thousands)
                                  August 28, 1998         February 27, 1998
                              Subordinated  Preferred  Subordinated  Preferred
                                  Debt        Stock        Debt        Stock
Face value                       $4,000      $2,500       $4,000      $2,500
Deferred financing costs           (311)       (208)        (311)       (208)
Amortization of financing costs      63          -            41
Accretion of preferred stock          -          59            -          38
   Total                         $3,752      $2,351       $3,730      $2,330

6. Stockholders' Equity

     The components of stockholders' equity at August 28, 1998 and February 27, 1998 were as follows:

                                        (amounts in thousands, except share information)
                                    Common stock      Additional    Foreign   Retained
                                   Shares    Amount     Capital    Currency   Earnings  Total
Balance, February 28, 1997       3,006,596    $300      $2,671       $ 0       $5,608   $8,579

Net income for six month period
  ended August 28, 1998               -         -          -           -          697      697
Stock issued in connection with
  acquisition                       55,000       6         490         -           -       496
Dividend on preferred stock           -         -          -           -        (138)     (138)
Accretion of preferred stock          -         -          -           -         (20)      (20)
Shares issued in connection with
  employee stock purchase and
  stock option plans                14,735       2          49         -           -        51
Foreign currency exchange
  adjustments                         -         -           -         18           -        18

Balance at August 28, 1998       3,076,331    $308      $3,210       $18      $6,147    $9,683

7.  Acquisition of ETC-PZL Aerospace Industries, Ltd.

     On April 21, 1998, ETC acquired 65% ownership of MP-PZL Aerospace Industries, Ltd. ("MP-PZL"), a simulation and advanced training device manufacturing company located in Warsaw, Poland.
 <PAGE 10> The purchase price was $375,000 in cash, a $350,000 three-year promissory note bearing interest at a rate of 10% per annum and payable as to principal at maturity and 55,000 shares of ETC's common stock. MP-PZL was subsequently renamed ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"). ETC's cost for this acquisition was $1,220,000 and has been recorded in the accompanying balance sheet under the purchase method of accounting for business combinations. In connection with the acquisition, the Company has recorded goodwill of approximately $662,000 and a minority interest of approximately $300,000.

     ETC-PZL's fiscal period ends December 31, 1998. The results of ETC-PZL for the period May 1,1998 through June 30, 1998, have been included in ETC's results of operation for the three and six month periods ended August 28, 1998. On a pro forma basis had the Company consolidated the results of ETC-PZL in the prior fiscal periods, the following comparisons would result:


                                    Three months ended:
                         August 28,     August 29,     August 29,
                            1998           1997           1997
                                      (as reported)   (pro forma)
                         (amounts in thousands except share and
                          per share data)

Net sales               $    5,996     $    7,181     $    7,412
Gross profit                 2,283          2,358          2,377
Operating Income               829          1,095            982
Net income                     234            406            337

Per share information:
Income available to
  common shareholders          154            320           $251
Income per share:
  basic                       0.05           0.11           0.08
Income per share:
  diluted                     0.05           0.10           0.08
Number of shares:
  basic                  3,071,000      2,987,000      2,987,000
Number of shares:
  diluted                3,316,000      3,196,000      3,196,000


                                    Six months ended:
                         August 28,     August 29,     August 29,
                            1998           1997           1997
                                      (as reported)   (pro forma)
                         (amounts in thousands except share and
                          per share data)

Net sales                $  13,456      $  13,825      $  14,056
Gross profit                 5,032          4,318          4,337
Operating income             1,828          1,885          1,772
Net income                     697            766            697
<PAGE 11>

Per share information:
Income available to
  common shareholders         $538           $654           $585
Income per share:
  basic                      $0.17          $0.21          $0.20
Income per share:
  diluted                    $0.16          $0.20          $0.18
Number of shares:
  basic                  3,053,000      2,977,000      2,977,000
Number of shares:
  diluted                3,286,000      3,169,000      3,169,000

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

10.  Business Segment Presentation:

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain financial information about operating segments in the complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS
No. 131 is effective for all periods beginning after December 15, 1997. Effective February 28, 1998, the Company adopted SFAS
<PAGE 12> No. 131 which had no impact on the Company's
consolidated financial position or results of operation.

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

Managements Discussion and Analysis of Financial Condition and
Results of Operations

     Three months ended August 28, 1998 compared to August 29,
1997.

     The Company had net income of $234,000, or $.05 per share (diluted) for the second quarter of fiscal 1998. Sales were $5,996,000, a decrease of $1,185,000 or 17% from the corresponding prior period. Decreases were evident across most product segments. An offset came from consolidating the operations of the Company's Poland subsidiary, acquired in April, 1998.

     Gross profit decreased $75,000, or 3%, on the lower sales volume but as a percentage of revenues increased to 38% versus 33% for the prior period. This increase primarily reflected a higher mix of higher margin Aeromedical Training System Sales coupled with gross profit from the Company's Poland subsidiary.

     Selling and administrative expenses increased $75,000, or 6%, reflecting the addition of local expenses for the Company's
Poland subsidiary in the current period. Research and development expenses increased $116,000 over the prior period, reflecting heightened development in the hyperbaric and aeromedical product areas.

     Interest and other fees were down from the prior period because the prior period included additional fees associated with the Company's March, 1997, refinancing.

     The Company's tax rate approximates the statutory rate.

     Six months ended August 28, 1998 compared to August 29,
1997.
  <PAGE 13>
     For the six month period ended August 28, 1998, the Company had net income of $697,000, or $.16 per share (diluted), versus $766,000, or $.20 per share (diluted) in the first six months of fiscal 1998. Sales were $13,456,000, slightly down from $13,825,000 for the prior period. As a percentage of the total, sales in the current period of the Aeromedical Training Systems group approximated 78% of total sales. Revenue recognized under contracts with the United Kingdom Royal Air Force accounted for $2.8 million or 21% of total sales. Sales to international customers (including sales of the Polish subsidiary), principally government agencies, accounted for $9.9 million or 73% of total sales, up from $9.0 million or 65% of total sales for the same period a year ago.

     Gross profit increased $714,000, or 17%, despite the reduced sales level, reflecting a higher mix of higher margin Aeromedical
Training Systems sales coupled with gross profit from the Company's Poland subsidiary. As a percentage of revenue, gross profit was 37% versus 31% in the prior period.

     Selling and administrative expenses were up $607,000, or 26% from the prior period due, in part, to higher travel expenses related to increased selling efforts and proposal development, additional legal costs for claim activity, and the addition of local expenses for the Company's Poland subsidiary.

     Interest and other expenses were down slightly from the prior period because the prior period included additional fees associated with the Company's March, 1997, refinancing.

     The Company's tax rate approximates the statutory rate.

Liquidity and Capital Resources

     During the six month period ended August 28, 1998, the Company used $5,685,000 for operating activities. This was primarily a result of a net increase in costs and estimated earnings in excess of billings, increased receivables, and a reduction in current liability accounts including accounts payable, customer deposits and accrued income taxes. Partial offset came from net income and non-cash changes of depreciation and amortization. Generally speaking, the use of cash reflected increased production on certain large contracts combined with end of period customer billings. The Company expects to increase its billings for long-term contracts in the second half of fiscal 1999.

     Investment activities included capital expenditures ($428,000) and capitalized software costs (254,000). On
April 21,1998, the Company acquired 65 % ownership of MP-PZL Aerospace Industries, Ltd. ("MP-PZL), a simulation and advanced training device manufacturer located in Warsaw, Poland, for $375,000 in cash, a $350,000 three-year promissory note bearing interest at 10% per annum and payable as to principal at maturity
<PAGE 14> and 55,000 shares of ETC's common stock.  MP-PZL was subsequently renamed ETC-PZL Aerospace Industries, Ltd.

     Funds to support the Company's operating and investing activities primarily came from the Company's credit facility. The Company believes that cash generated from operating activities as well as available borrowings under its credit facility will be sufficient to meet its obligations. On October 2, 1998, the Company had approximately $1 million available under its credit facility.

     The Company's sales backlog at September 30, 1998 and February 27, 1998 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $25.2 million and $30.4 million respectively.

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

          None
  PAGE II-1

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

                         ENVIRONMENTAL TECTONICS CORPORATION
                                     (Registrant)

                         By:/s/ Duane Deaner
                              Duane Deaner,
                              Chief Financial Officer (authorized
                              officer, principal financial
                              officer and principal accounting
                              officer)

Date:  October 12, 1998
  PAGE II-2

                          EXHIBIT INDEX

Exhibit No.    Description

     27        Financial Data Schedule.  <PAGE II-3>