Form 10QSB
period 1998-11-27
ENVIRONMENTAL TECTONICS CORP
filed 1999-01-11
CIK 33113

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 27, 1998

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

                 Yes    x             No

     The number of shares outstanding of the registrant's common stock as of December 31, 1998 is: 3,076,331

                 PART I - Financial Information

Item 1. Financial Statements

Environmental Tectonics Corporation          Three months ended:            Nine Months ended:
Consolidated Income Statements           November 27,   November 28,   November 27,   November 28,
                     (unaudited)             1998           1997           1998           1997
                                                (thousands, except share and per share information)
Net Sales                                     $7,475         $7,639        $20,931        $21,464
Cost of goods sold                             4,827          5,172         13,251         14,679
Gross profit                                   2,648          2,467          7,680          6,785

Operating expenses:
Selling and administrative                     1,573          1,246          4,554          3,620
Research and development                          72             78            295            137
                                               1,645          1,324          4,849          3,757
Operating income                               1,003          1,143          2,831          3,028

Other expenses:
Interest expense                                 368            346            966            947
Other, net                                        38             42            115            149
                                                 406            388          1,081          1,096
Income before income taxes                       597            755          1,750          1,932
Provision for income taxes                       208            264            604            675
Income before minority interest                  389            491          1,146          1,257
Income attributable to minority interest         (10)             -             51              -
Net income                                    $  399         $  491        $ 1,095        $ 1,257
                                           =========      =========      =========      =========
Per share information:
Income available to common shareholders       $  321         $  413        $   857        $ 1,044
Income per share: basic                       $ 0.10         $ 0.14        $  0.28        $  0.35
Income per share: diluted                     $ 0.10         $ 0.13        $  0.26        $  0.33
Number of shares: basic                    3,076,000      3,002,000      3,073,000      2,986,000
Number of shares: diluted                  3,306,000      3,225,000      3,297,000      3,188,000

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation
Consolidated Balance Sheets                                            November 27,   February 27,
                     (unaudited)                                           1998           1998
                        Assets                                            (amounts in thousands)
Current assets:
   Cash and cash equivalents                                              $   470        $   225
   Cash equivalents restricted for letters of credit                           25             15
   Accounts receivable, net                                                 9,066          8,448
   Costs and estimated earnings in excess of
     billings on uncompleted long-term contracts                           11,340          5,651
   Inventories                                                              3,233          3,058
   Deferred tax asset                                                         770            770
   Prepaid expenses and other current assets                                  877            283
                                                                           25,781         18,450
Property, plant and equipment, at cost, net of accumulated
   depreciation of $7,086 at Nov 27, 1998 and $6,729 at Feb 27, 1998        2,975          2,837
Software development costs, net of accumulated amortization
   of $4,409 at Nov 27, 1998 and $3,914 at February 27, 1998                  917          1,155
Goodwill                                                                      645              -
Other assets                                                                  403            513
                   Total assets                                           $30,721        $22,955
                                                                          =======        =======
Liabilities and Stockholders' Equity
                     Liabilities
Current liabilities:
   Current portion of long-term debt                                      $   186        $   148
   Convertible notes payable - related parties                                300            800
   Accounts payable - trade                                                 1,950          1,424
   Billings in excess of costs and estimated earnings on
      uncompleted long-term contracts                                       1,253          1,145
   Customer deposits                                                          764          1,373
   Accrued income taxes                                                       424            984
   Accrued liabilities                                                      1,622          1,114

              Total current liabilities                                     6,489          6,988

Long-term debt, less current portion:
   Credit facility payable to banks                                         6,633            467
   Subordinated debt                                                        3,763          3,730
   Other                                                                      413            159

                                                                           10,809          4,356

Deferred income taxes                                                         702            702

                  Total liabilities                                        18,010         12,046

Redeemable cumulative preferred stock, $100 par and redemption
  value; 25,000 shares authorized, issued and outstanding                   2,361          2,330

Minority interest                                                             351              -

                 Stockholders' Equity
Common stock; $.10 par value; 10,000,000 shares authorized;
  3,076,331 and 3,006,596 issued and outstanding at November
  27, 1998 and February 27, 1998, respectively                                308            300
Capital contributed in excess of par value of common stock                  3,219          2,671
Foreign Currency Exchange Adjustment                                            7              -
Retained earnings                                                           6,465          5,608

              Total stockholders' equity                                    9,999          8,579

      Total liabilities and stockholders' equity                          $30,721        $22,955
                                                                          =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation
Consolidated Statements of Cash Flows                                               Nine months ended
                     (unaudited)                                                November 27,    November 28,
                                                                                    1998            1997
                                                                                   (amounts in thousands)
Cash flows from operating activities:
   Net income                                                                     $  1,095        $ 1,257
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Depreciation and amortization                                                  1,067          1,055
      Provision for losses on accounts receivable and inventories                     (189)           319
      Changes in operating assets and liabilities:

         Accounts  receivable                                                         (563)        (1,344)
         Costs and estimated earnings in excess of
            billings on uncompleted long-term contracts                             (5,689)        (3,500)
         Inventories                                                                   263           (272)
         Prepaid expenses and other assets                                          (1,251)          (102)

         Accounts payable                                                              462           (511)
         Billings in excess of costs and estimated
            earnings on uncompleted long-term contracts                                108           (176)
         Customer deposits                                                            (609)           182
         Accrued income taxes                                                         (559)           322
         Other accrued liabilities                                                     650           (107)
         Payments under settlement agreements                                          (90)           (90)

Net cash used by operating activities                                               (5,305)        (2,967)

Cash flows from investing activities:
   Acquisition of equipment                                                           (350)         (443)
   Capitalized software development costs                                             (257)         (261)
   Purchase of subsidiary, net                                                        (498)            -

Net cash used in investing activities                                               (1,105)         (704)

Cash flows from financing activities:
   Net borrowings (payments) under credit facility                                   6,166        (1,930)
   Proceeds from subordinated debt, net                                                  0         3,730
   Proceeds from preferred stock, net                                                    0         2,292
   Payment of dividends on preferred stock                                            (207)         (163)
   Decrease in cash equivalents restricted for letters of credit                       (10)          640
   Decrease in notes payable - related party                                          (500)         (500)
   Deferred financing costs                                                              0          (876)
   Debt issued for acquisition                                                         350             -
   Stock issued for acquisition                                                        495             -
   Minority interest                                                                   351             -
   Proceeds from issuance of common stock/warrants                                      68           632
   Capital leases/other                                                                (58)            3

Net cash provided by financing activities                                            6,655         3,828

Net increase in cash and cash equivalents                                              245           157
Cash and cash equivalents at beginning of period                                       225           189

Cash and cash equivalents at end of period                                         $   470        $  346
                                                                                   =======        ======
Supplemental schedule of cash flow information:
    Interest paid                                                                  $   592        $  848
    Income taxes paid                                                              $ 1,096        $  285
</table.

Supplemental information on noncash operating and investing activities:
During the nine month period ended November 27, 1998, the Company transferred $36 of other assets to property, plant and equipment.
Also, in connection with an acquisition, the Company issued
<PAGE 3> 55,000 shares of its common stock and a three-year
interest-only note for $350.
During the nine month period ended November 28, 1997, the Company transferred $158,000 of inventory to property, plant and equipment and $637 of customer deposits to billings in excess of cost and estimated earnings on uncompleted long-term contracts.

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

2.   Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three and nine month periods ended November 27, 1998 and November 28, 1997.

                                                           Three months ended:                  Nine months ended:
                                                      November 27,    November 28,         November 27,    November 28,
                                                         1998            1997                 1998            1997
                                                       (amounts in thousands, except share and per share information)
       Net income                                         $399            $491               $1,095           $1,257
       Less preferred stock dividends                      (68)            (68)                (207)            (186)
       Less accretion of preferred stock                   (10)            (10)                 (31)             (27)

       Income available to common stockholders            $321            $413                 $857           $1,044
                                                    ==========      ==========           ==========       ==========

Basic earnings per share:
        Weighted average shares                      3,076,331       3,002,268            3,072,589        2,985,540
         Per share amount                                $0.10           $0.14                $0.14            $0.35
                                                    ==========      ==========           ==========       ==========
Diluted earnings per share:
        Weighted average shares                      3,076,331       3,002,268            3,072,589        2,985,540
          Effect of dilutive
                securities:
                Stock options                           22,116          26,578               27,943           34,226
                Stock warrants                         267,852         196,242              196,554          167,912

         Weighted average shares                     3,306,299       3,225,008            3,297,086        3,187,678
         Per share amount                                $0.10           $0.13                $0.26            $0.33
                                                    ==========      ==========           ==========       ==========

     Common stock issuable pursuant to conversion provisions of convertible subordinated debt and preferred stock totaling
357,523 shares of common stock were not included in the computation of diluted earnings per share because the effect of the assumed conversion was anti-dilutive.

3.   Accounts Receivable

     The components of accounts receivable are as follows:

                                                                  November 27,   February 27,
                                                                     1998            1998
                                                                     (amounts in thousands)
U.S. Government receivables billed and unbilled
     contract costs subject to negotiation                          $5,397        $4,563
U.S. commercial receivables billed                                     649         1,071
International receivables billed                                     3,380         3,193

                                                                     9,426         8,827
Less allowance for doubtful accounts                                  (360)         (379)

                                                                    $9,066        $8,448
                                                                    ======        ======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded during fiscal years 1994, 1995 and 1998. The Company has recorded
<PAGE 6> claims, amounting to $2.75 million, to the extent of contract costs incurred, and accounts receivable of $1.7 million, representing the balance due under the contract. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 1999. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $10.3 million in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. As of November 1998, the Company was involved in discovery document review and preparing for depositions of key government personnel. Also, additional amounts are under review for the period November 1995 through October 1996 to determine what, if any, additional amounts can be filed as supplemental claims.

International receivables billed:

     International receivables billed includes $0.9 million
(November 27, 1998) and $1.8 million (February 27, 1998) related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4.6 million simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1.1 million advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remain as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events. Of the open balance at November 27, 1998, approximately $229,000 representing the performance bond is expected to be paid by August 1999. The balance due on the contract is still under review. However, the Company is not able to determine what, if any, impact the extended completion period and the current economic condition in Thailand will have upon the receipt of final payment. <PAGE 7>

4.   Inventories

     Inventories are valued at the lower of cost or market using the first-in, first out (FIFO) method and consist of the following(net of reserves):

                              November 27,       February 27,
                                  1998              1998
                                  (amounts in thousands)

Raw materials                    $  418            $  404
Work in Process                   2,815             2,654

                                 $3,233            $3,058

5.   Subordinated Debt and Preferred Stock

     The components of the subordinated debt and preferred stock at November 27, 1998 and February 27,1998, were as follows:

                                                   November 27, 1998                      February 27, 1998
                                                Subordinated   Preferred               Subordinated   Preferred
                                                    Debt         Stock                     Debt         Stock
                                                 (amounts in thousands)                 (amounts in thousands)
Face value                                       $4,000         $2,500                    $4,000       $2,500
Deferred financing costs                           (311)          (208)                     (311)        (208)
Amortization of finance costs                        74              -                        41            -
Accretion of preferred stock                          -             69                         -           38

              Total                              $3,763         $2,361                    $3,730       $2,330
                                                 ======         ======                    ======       ======

6.   Stockholders' Equity

     The components of stockholders' equity at November 27, 1998 and February 27, 1998 were as follows:

                                                             Common stock            Additional    Foreign      Retained
                                                         Shares          Amount      Capital       Currency     Earnings    Total
                                                                   (amounts in thousands, except share information)
Balance, February 27, 1998                               3,006,596        $300       $2,671            $0        $5,608      $8,579

Net income for nine month period ended
  November 27, 1998                                             -            -            -             -         1,095       1,095
Stock issued in connection with acquisition                 55,000           5          490             -             -         495
Dividend on Preferred stock                                     -            -            -             -          (207)       (207)
Accretion of preferred stock                                    -            -            -             -           (31)        (31)
Shares issued in connection with employee stock
   purchase and stock option plans                          14,735            3          58             -             -          61
Foreign Currency Exchange Adjustments                            -            -           -             7             -           7

Balance at November 27, 1998                             3,076,331         $308      $3,219            $7        $6,465      $9,999
                                                         =========    =========   =========     =========      ========     =======
          <PAGE 8>

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

     ETC-PZL's fiscal period ends December 31, 1998. The results of ETC-PZL for the period July 1, 1998 through September 30, 1998 have been included in ETC's results of operations for the three months ended November 27, 1998, and ETC-PZL's results for the period May 1, 1998 through September 30, 1998 have been included in the results of operations for the nine months ended
November 27, 1998. On a pro forma basis had the Company consolidated the results of ETC-PZL in the prior fiscal periods, the following comparisons would result:

                                                                      Three months ended:
                                                         November 27,     November 28,    November 28,
                                                             1998            1997            1997
                                                                         (as reported)    (pro forma)
                                                         ------------    -------------    ------------
                                                     (amounts in thousands except share and per share data)
Net Sales                                                    7,475            7,639           8,393

Gross Profit                                                 2,648            2,467           2,633

Operating Income                                             1,003            1,143           1,162

Net Income                                                     399              491             497

Per share information:
Income available to common shareholders                       $321             $413            $419
Income per share: basic                                      $0.10            $0.14           $0.14
Income per share: diluted                                    $0.10            $0.13           $0.13
Number of shares: basic                                  3,076,000         3,002,000      3,002,000
Number of shares: diluted                                3,306,000         3,225,000      3,225,000

                                                                    Nine months ended:
                                                         November 27,     November 28,    November 28,
                                                             1998            1997            1997
                                                                          (as reported)   (pro forma)
                                                         ------------     -------------   ------------
                                                   (amounts in thousands except share and per share data)
Net Sales                                                   20,931           21,464          22,332

Gross Profit                                                 7,680            6,785           7,154

Operating Income                                             2,831            3,028           3,159

Net Income                                                   1,095            1,257           1,320

Per share information:
Income available to common shareholders                       $857           $1,044          $1,107
Income per share: basic                                      $0.28            $0.35           $0.37
Income per share: diluted                                    $0.26            $0.33           $0.35
Number of shares: basic                                  3,073,000        2,986,000       2,986,000
Number of shares: diluted                                3,297,000        3,188,000       3,188,000


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

9.   Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Effective February 28, 1998, the Company adopted SFAS No. 130 which had no material impact on the Company's consolidated financial position or results of operation.

10.  Business Segment Presentation:

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain financial information about operating segments in the complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain
<PAGE 10> information about their products and services, the geographic areas in which they operate and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. Effective February 28, 1998, the Company adopted SFAS No. 131 which had no impact on the Company's consolidated financial position or results of operation.

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

12.  Derivative Instruments and Hedging Activity

     In June 1998, the FASB issued SFAS No. 133, " Accounting and Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

Item 2. - Management's Discussion and Analysis of Results of
Operations and Financial Condition

                      Results of Operations

     Three months ended November 27, 1998 compared to November 28, 1997.

     The Company had a net income of $399,000, or $.10 per share (diluted), for the third quarter of fiscal 1998, down from $491,000, or $0.13 per share (diluted), for the corresponding prior period. Sales were $7,475,000 for the three months ended November 27, 1998, a decrease of 2% from the corresponding prior period. The decrease primarily reflected lower sterilizer products sales partially offset by increased Aeromedical Training Systems (ATS) sales. Additionally, a partial offset came from consolidating the operations of the Company's Polish subsidiary acquired in April 1998.

     Gross profit increased $181,000 for the third quarter of fiscal 1998, or 7%, despite the lower sales volume, as the gross profit rate as a percentage of revenues increased to 35% for the three months ended November 27, 1998 compared to 32% for the corresponding prior period. This increase reflected an increased sales volume of higher margin ATS coupled with gross profit from the Company's Polish subsidiary.

     Selling and administrative expenses increased $327,000, or 26%, for the three months ended November 27, 1998, reflecting an increase in commission expense of $224,000 and the addition of in-country expenses of $194,000 for the Company's Polish subsidiary, partially offset by reductions in other categories. Research and development expenses approximated the prior period.

     Interest expense and other fees were up from the prior period, reflecting higher average loan balances.

     The Company's tax rate is 35%, which approximates the statutory rate.

     Nine months ended November 27, 1998 compared to November 28,
1997.

     For the nine month period ended November 27, 1998 the Company had net income of $1,095,000, or $.26 per share (diluted), compared to $1,257,000, or $.33 per share (diluted), in the nine month period ended November 28, 1997. Sales were $20,931,000 for the nine months ended November 27, 1998, a decrease from $21,464,000 for the corresponding prior period.
ATS sales for the nine months ended November 27, 1998 approximated 82% of total sales. Revenue recognized under contracts with the United Kingdom Royal Air Force accounted for $5.9 million, or 28%, of total sales for the nine months ended November 27, 1998. Sales to international customers (including sales of the Company's Polish subsidiary), principally government
<PAGE 12> agencies, accounted for $15.6 million, or 75%, of total sales for the nine months ended November 27, 1998, an increase from $13.0 million, or 61%, of total sales for the same period a year ago.

     Gross profit increased $895,000, or 13%, for the nine months ended November 27, 1998, despite the reduced sales level, reflecting an increased sales volume of higher margin ATS coupled with gross profit from the Company's Polish subsidiary. As a percentage of revenue, gross profit was 37% compared to 32% in the corresponding prior period.

     Selling and administrative expenses increased $934,000, or 26%, for the nine months ended November 27, 1998, compared to the corresponding prior period. Increases were evidenced for the current period in commission expense, legal and accounting fees associated with claims activity and the acquisition of the Company's Polish subsidiary, and the addition of in-country expense for the Company's Polish subsidiary. As a percentage of revenues, selling and administrative expenses were 22% for the nine months ended November 27, 1998, compared to 17% for the corresponding prior period. However, when adjusted for the aforementioned items, the current period percentage was 18%.

     Interest expense and other expenses for the nine months ended November 27, 1998 were down slightly from the corresponding prior period because the prior period included additional fees associated with the Company's March 1997 refinancing.

     The Company's tax rate for the nine months ended
November 27, 1998 was 35%, which approximates the statutory rate.

Liquidity and Capital Resources

     During the nine month period ended November 27, 1998, the
Company used $5,305,000 for operating activities.   This was
primarily a result of a net increase in costs and estimated earnings in excess of billings for large contracts, goodwill associated with the purchase of the Polish subsidiary, increased receivables, and a reduction in current liability accounts, including customer deposits and accrued income taxes. Partial offset came from net income, non-cash changes of depreciation and amortization, and an increase in accounts payable and other current liabilities, mostly accrued commission payments. Generally, the use of cash reflected increased production on certain large contracts combined with customer related billing delays. The Company expects an increase in payments for long-term contracts in the next four months.

     Investment activities included capital expenditures of $350,000 and capitalized software costs of $257,000. On
April 21, 1998, the Company acquired 65% ownership of MP-PZL Aerospace Industries, Ltd. ("MP-PZL), a simulation and advanced training device manufacturer located in Warsaw, Poland, for $375,000 in cash, a $350,000 three-year promissory note bearing interest at 10% per annum and payable as to principal at maturity
<PAGE 13> and 55,000 shares of ETC's common stock.  MP-PZL was subsequently renamed ETC-PZL Aerospace Industries, Ltd.

     Funds to support the Company's operating and investing activities primarily came from the Company's credit facility. To help offset the aforementioned customer billing delays, the Company has requested a short-term increase of $1,000,000 in its credit facility. The Company believes that cash generated from operating activities as well as available borrowing under its credit facility, including the requested increase which has been tentatively approved by the lender will be sufficient to meet the Company's obligations. On January 4, 1999, the Company had approximately $200,000 available under its credit facility, not including the short-term increase of $1,000,000 tentatively approved by the Company's lender.

     The Company's sales backlog at December 31, 1998 and
February 27, 1998 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $25.0 million and $30.4 million, respectively, of which contracts with the United Kingdom Royal Air Force represented $12.2 and $18.1 million, respectively.

     This report contains certain 'forward-looking statements' including, without limitation, statements containing the words "believes", "anticipates", intends", "expects", and words of similar import relating to the Company's operations. There are important factors that could cause actual results to differ materially from those indicated by such forward-looking statements including contract delays and cancellations, political unrest in customer countries, general economic conditions and the risk factors detailed from time to time in ETC's periodic reports and registration statements filed with the Securities and Exchange Commission, including, without limitation, ETC's Annual Report on Form 10-KSB for the fiscal year ended February 27, 1998.

Year 2000 Compliance

     The majority of the Company's information technology and non-information technology systems are Y2K compliant. The remainder of the Company's systems will be Y2K compliant by June
1999. The Company is in the process of investigating its supply-chain.

     The Company has expended $4,000 in the three-month period ended November 27, 1998 with respect to Y2K compliance, and expects to incur approximately $36,000 of additional expenses to complete the compliance process.

     The Company's most likely worst case Y2K scenario would be to lose the Company's accounting and network applications and PC's in the Company's main facility located in Southampton, Pennsylvania. If this event occurs, the Company will be able to continue its manufacturing activities and would manually proceed
<PAGE 14> to perform other tasks and activities.  The Company has a written contingency plan to address potential Y2K problems.

                   Part II - Other Information

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

Item 4.   Submission of Matters to Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on
September 30, 1998, the following proposals were adopted by the vote specified below. No other matters were submitted to a vote of security holders at the Annual Meeting.

Proposal One: To elect five directors to serve until successors have been elected and qualified.

(by holders of Common Stock)

                                                                      Abstentions
Nominee                             For            Withheld        and Broker Nonvotes
Richard E. McAdams                  1,810,630       67,201                  0
William F. Mitchell                 1,810,630       67,201                  0
Pete L. Stephens                    1,810,630       67,201                  0
Phillip L. Wagner                   1,810,630       67,201                  0

(by holders of Convertible Series A Preferred Stock)

Nominee                             For            Withheld        and Broker Nonvotes
Craig Macnab                        25,000            -                     0

Proposal Two:   To approve the Environmental Tectonics
Corporation 1998 Stock Option Plan.

For                  Against        Abstain       Broker Nonvotes

1,800,791             74,900          2,140               0
  <PAGE 16>
Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 3.1 - Articles of Incorporation
          Exhibit 3.2 - Bylaws
          Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                           Signatures

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENVIRONMENTAL TECTONICS CORPORATION

                              (Registrant)

Date: January 11, 1999        By:  /s/    Duane Deaner
                                   Duane Deaner
                                   Chief Financial Officer
                                   (authorized officer and
                                   principal financial officer)

                          EXHIBIT INDEX

3.1 Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrants' Annual Report on Form
     10-KSB for the fiscal year ended February 28, 1997).

3.2 Bylaws (Incorporated herein by reference to Exhibit 3 (ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 25, 1994).

27   Financial Schedule Data
  <PAGE 19>