Form 10KSB40
period 1999-02-26
ENVIRONMENTAL TECTONICS CORP
filed 1999-05-27
CIK 33113

FORM 10-KSB
                                 SECURITIES AND EXCHANGE COMMISSION
                                        Washington, DC 20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934 For the fiscal year ended
        February 26, 1999

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

                       Yes  x                                No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

As of May 17, 1999, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $33,993,000.
  <PAGE 1>
As of May 17, 1999, there were 6,838,528 shares of Registrant's common stock, $0.10 par value per share, issued and outstanding
(restated for a 2 for 1 stock split declared on February 25, 1999).

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of Registrant's
1999 Annual Report to Shareholders (the "Annual Report") are incorporated by reference in Part II, Items 5, 6, 7, and 8.

Transitional Small Business Disclosure Format:  Yes ___   No  x
  <PAGE 2>
                                               PART I


Item 1. Description of Business

(a)     Business Development

        Environmental Tectonics Corporation ("ETC" or the
"Company"), a Pennsylvania corporation, incorporated in 1969, is principally engaged in the design, manufacture and sale of software driver products used to A) create and monitor the physiological effects of motion on humans and the physical effects on equipment, and B) control, modify, simulate and measure environmental conditions. These products include aircrew training systems, entertainment products, sterilizers, environmental and hyperbaric chambers, and other products which involve similar manufacturing techniques and engineering technologies.

(b)     Business of the Company

        The company operates in two primary business segments, Aircrew Training Systems and Industrial Simulation.

        Aircrew Training Systems ("ATS"). This segment includes three primary product groups.

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

        The Company's entertainment products consist of motion-based simulation rides and other products.

        The Company's Disaster Management Systems line includes real-time interactive training programs that allow instruction on various disaster situations.

        The aircrew training system class of products as a whole represented 84% and 75% of consolidated revenues of the Company for the years ended February 26, 1999 and February 27, 1998, respectively.

Industrial Simulation. This segment includes three primary product groups:
  <PAGE 3>
        Sterilizers. The Company manufactures steam and gas sterilizers used for various industrial and pharmaceutical applications. The Company concentrates on marketing the larger custom-designed sterilizers to the pharmaceutical and medical device industries.

        Environmental Systems and Other Products. The Company's environmental systems business consists of the design and fabrication of sampling and analysis systems, and test equipment and systems. The simulation systems generally consist of an enclosed chamber with instrumentation and equipment which enable the customer to control and modify such environmental factors as temperature, pressure, humidity, wind velocity and gas content to produce desired conditions. These products include controlled air systems for automotive companies and environmental chambers

        Hyperbaric Products. The Company's Hyperbaric line includes monoplace and multiplace chambers for decompression and wound care applications.

        Sales in this class of products were 16% and 25% of consolidated revenues of the Company for the years ended
February 26, 1999 and February 27, 1998, respectively.

        The Company also provides control operator repair and maintenance service for its own and other manufacturers' equipment.

Marketing

        The Company currently markets its products and services primarily through its officers and employees. At February 26, 1999, approximately 18 employees were committed to sales and marketing functions. The Company uses branch offices in the United Kingdom, the Middle East, and Asia as well as the services of approximately 100 independent sales organizations in seeking foreign orders for its products.

Product Development

        New products and improvements in existing products are being continually developed in response to inquiries from customers and to management's determination that particular products should be produced or significantly improved. Although the Company does not have a separate research and development group, there are technical personnel whose main activity is the development and integration of new technologies into our existing products.
These personnel include the Vice-President of Engineering and the Vice-President of New Product Development whose additional activity is the introduction of product extensions and new applications of existing technology.

        Within the Aircrew Training Segment, product development emphasizes enhancing control systems, and software graphics, and
<PAGE 4> exploring commercial possibilities.  The Company's
product development efforts will be focused on two areas:

        - Disaster Management Simulation. Subsequent to year-end the company received a major contract from the City of Chicago to develop, install and maintain a computer-based Incident Command Simulator. The company will continue to explore product applications and extensions to this Intelligent Virtual Reality product.

        - Gyro-Product Line. These products address the need for a relatively low cost flight and spatial disorientation trainer.

        On April 16, 1999, the Company formed a new wholly owned subsidiary, Entertainment Technology Corporation, to handle all of the Company's future entertainment projects. Product development in this class will emphasize entertainment applications of our proven ATS simulation technology.

        The Company reported research and development costs of approximately $397,000 and $148,000 for the years ended
February 26, 1999 and February 27, 1998, respectively. However, the majority of the Company's research and development efforts are not separately identified and recorded. Instead, they are expressed as part of project job costs in the cost of sales.

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

Customers

        In the current year and recent past, it has been the Company's experience that a substantial portion of sales are made to a small number of customers that vary within any given year. The Company's business does not depend upon repeat orders from these same customers. Sales of aircrew training systems are made principally to U.S. and foreign governmental agencies. Sales of sterilizers and environmental systems are made to commercial and governmental entities worldwide.
  <PAGE 5>
        In fiscal 1999, the Company's major customers included the United Kingdom, which accounted for $7,005,000, or 24%, of the Company's sales. These governmental entities do not have any relationship with the Company other than as customers.

Foreign and Domestic Operations and Export Sales

        During the years ended February 26, 1999 and February 27, 1998, approximately $1,158,000 (4.0%) and $2,936,000 (10%), respectively, of the Company's net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the federal government.

        During the years ended February 26, 1999 and February 27, 1998, approximately $22,876,000 (78%) and $17,490,000 (60%), respectively, of the Company's net revenues were attributable to export sales or sales for export. (See Note 11 to the Company's consolidated financial statements incorporated herein by reference to the Annual Report.) On export sales, customers' obligations to the Company are secured by irrevocable letters of credit based on the credit worthiness of the Customer.

        The Company does not believe that the distribution of its sales for any particular period is necessarily indicative of the distribution expected for any other period.

        A large portion of the Company's sales are under long-term contracts requiring more than one year to complete. The Company accounts for sales under long-term contracts on the percentage of completion basis. (See Note 1 to the Company's consolidated financial statements incorporated herein by reference to the Annual Report.)

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

Backlog

        The Company's sales backlog at February 26, 1999 and February 27, 1998 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $32,141,000 and $27,523,000, respectively. In addition, the Company's training and maintenance contracts backlog at February 26, 1999 and February 27, 1998 for work to be performed and revenue to be recognized after that date under
<PAGE 6> written agreements was approximately $1,311,000 and
$2,925,000, respectively. Of the 1999 backlog, approximately $26,380,000 is under contracts for aircrew training systems and maintenance support. Approximately 83% of the 1999 backlog is expected to be completed prior to February 25, 2000.

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

Compliance with Environmental Laws

        The Company has not incurred during fiscal 1999 nor does it anticipate incurring during fiscal 2000 any material capital expenditures to maintain compliance with Federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor does the Company anticipate that compliance with these provisions will have a material adverse effect on its earnings or competitive position.

Employees

        On February 26, 1999, the Company had 183 full-time employees, of whom 5 were employed in executive positions, 52 were engineers, engineering designers, or draftpeople, 39 were administrative (sales, accounting, etc.) and clerical personnel, and 87 were engaged principally in production and operations.
  <PAGE 7>
Item 2. Description of Property

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

        None.
  <PAGE 8>
                                               PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

        See information appearing under the heading "Market for the Registrant's Common Stock and Related Security Holder Matters" in the Annual Report, attached hereto as Exhibit 13 and incorporated herein by reference.

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

        Not applicable.
  <PAGE 9>
                                              PART III

Item 9.        Directors and Executive Officers of the Registrant;
Compliance with Section 16(a) of the Exchange Act

        The following table sets forth certain information with respect to the directors of the Registrant:

                                        Served
                                          as            Principal Occupations
                                        Director           and Positions and
                                        or Officer      Offices with the
Name                          Age        Since(1)              Company
William F. Mitchell(2)        57           1969         Chairman of the Board,
                                                        President and Director

Richard E. McAdams(3)         63           1985         Executive Vice President
                                                        and Director

Philip L. Wagner, Ph.D.(4)    63           1993         Director

Pete L. Stephens, M.D.(5)     61           1974         Director

Craig Macnab(6)               43           1997         Director

Duane D. Deaner(7)            51           1996         Chief Financial Officer
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

(6) Between January 1997 and March 1999, Mr. Macnab was the President of Tandem Capital, Inc., a wholly owned subsidiary
        <PAGE 10> of Sirrom Capital Corporation (now FINOVA
        Mezzanine Capital ("FINOVA"). Mr. Macnab has served as a Director of the Company since June 1997, and, until March 1999, his Board seat was as a representative of FINOVA.
        Mr. Macnab now serves as an independent member of the Board of Directors. From 1993 to 1996, Mr. Macnab served as the general partner of MacNiel Advisors, Inc., the general partner of three private funds that invested in the publicly traded securities of small public companies. From 1987 to 1993, Mr. Macnab was a partner of J.C. Bradford & Co., a regional brokerage firm, jointly responsible for the merger and acquisition department and a private mezzanine capital fund. From 1981 to 1987, Mr. Macnab was employed by Lazard Freres & Co. Mr. Macnab is also a director of JDN Realty, Smart Choice Automotive Group and Teltronics, Inc.

(7)     Mr. Deaner has served as Chief Financial Officer of the
        Company since January 1996.  Mr. Deaner served as Vice
        President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995.

Committees of the Board of Directors

        During the year ended February 26, 1999, the Company had an Audit Committee consisting of the following directors:
Messrs. Mitchell, Philip L. Wagner and Dr. Pete L. Stephens. The independent outside directors also served on the Company's Compensation Committee during the year ended February 26, 1999.
The Audit Committee is charged with reviewing and overseeing the Company's financial systems and internal control procedures and conferring with the Company's independent accountants with respect thereto. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel.

        During the year ended February 26, 1999, the Board of Directors held 4 meetings and the Audit Committee and Compensation Committee each held 1 meeting. All members of the Board attended all of the meetings of the Board held while they were members of the Board. All members of the Audit Committee and Compensation Committee attended all meetings of the Committee held while they were members thereof.

Compliance With Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) Forms they file. The rules of the SEC regarding the filing of such
<PAGE 11> statement require that "late filings" of such
statements be disclosed in the Company's proxy statement.

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended February 26, 1999, its officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

Item 10.       Executive Compensation

        REMUNERATION OF DIRECTORS AND OFFICERS

        The following table sets forth compensation paid by the Company to the Chief Executive Officer for services rendered during fiscal years 1999, 1998 and 1997. There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning the Company's compensation and benefit programs.


                                          SUMMARY COMPENSATION TABLE

                                              Annual Compensation
                                                               Other
Name and                                                      Annual        All Other
Principal                  Fiscal                             Compen-        Compen-
Position                    Year    Salary($)   Bonus($)   sation($)(1)   sation($)(2)
William F. Mitchell,        1999     $197,970   $      -    $        -       $3,876
President and Chief         1998      178,450          -             -        3,876
Executive Officer           1997      113,780          -             -        2,731

(1) The Company's executive officers receive certain perquisites. For fiscal years 1999, 1998 and 1997, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(2) These amounts represent the Company's contribution to the Retirement Savings Plan.

        Directors of the Company who are not officers of the Company are paid $600 for Board of Directors meetings which they attend.
Additional compensation is not paid for committee meetings.

Item 11.       Security Ownership of Certain Beneficial Owners and
Management

        The following table sets forth as of May 17, 1999, the number of shares and percentage of the Company's Common Stock owned beneficially by each director, each executive officer named
<PAGE 12> in the Summary Compensation Table, and each person holding, to the Company's knowledge, more than 5% of the outstanding Common Stock. The table also sets forth the holdings of all directors and executive officers as a group. All share amounts have been restated to reflect a 2 for 1 stock split declared on February 25, 1999.

                                         Amount and
                                         Nature of       Percent
                                         Beneficial        of
Name and Address of Beneficial Owner     Ownership        Class

William F. Mitchell (1)                   1,837,898       26.9%
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Pete L. Stephens, M.D. (2)                 663,800(3)     9.7%
1 Eleni Lane
West Chester, PA  19382

Richard E. McAdams (4)                      30,802(5)      1.0%
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Philip L. Wagner, Ph.D. (6)                 12,000(7)       *
Chadds Ford Technologies, Inc.
P.O. Box 377
Chadds Ford, PA  19317

Craig Macnab                                     0          *
428 Westview Avenue
Nashville, TN  37205

FINOVA Mezzanine Capital                   965,886(8)      13.5%
500 Church Street, Suite 200
Nashville, TN  37219

Emerald Advisors, Inc.                     622,030(9)        9.1%
1857 William Penn Way
P.O. Box 10666
Lancaster, PA  17605-0666

All directors and executive
  officers as a group (6 persons)        2,548,250(10)     37.2%
* less than 1%
--------------------

(1) Chairman of the Board, President and Director of the Corporation. Shares of Common Stock include 192,000 shares held by Mr. Mitchell's wife.

(2)     Director of the Corporation.
  <PAGE 13>
(3) Includes 18,000 shares held by or for the benefit of Dr. Stephens' wife and two of his children.

(4)     Director of the Corporation.

(5) Includes options to purchase 3,750 shares of Common Stock held under the Company's Incentive Stock Option Plan which are presently exercisable.

(6)     Director of the Corporation.

(7) Includes 8,000 shares of Common Stock held by or for the benefit of Dr. Wagner's wife.

(8) Shares listed for FINOVA Mezzanine Capital include 332,820 shares of Common Stock underlying a presently exercisable warrant to purchase such shares.

(9) As reported in a Schedule 13G, dated January 21, 1999, filed by Emerald Advisers, Inc. ("Emerald"). As reported in the
        Schedule 13G, Emerald has sole voting power with respect to 218,725 shares of Common Stock and sole dispositive power over 311,015 shares of Common Stock.

(10) Includes 3,750 and 3,750 shares of Common Stock which may be acquired by Director McAdams and Duane Deaner, Chief
        Financial Officer, respectively, upon the exercise of options granted under the Company's Incentive Stock Option.

Item 12.       Certain Relationships and Related Transactions

        Set forth below is information concerning loans made to the Company by certain affiliates.


                                                  Original          Annual
                                                  Principal        Percentage
Name of                            Date of        Amount           Interest         Date of
Lender(s)                           Loan          of Loan             Rate        Satisfaction
Pete L. Stephens(1)                12/11/96       $100,000.00          10%           4/14/98
Pete L. Stephens(1)                01/02/97       $ 60,000.00          10%           4/14/98
Pete L. Stephens(1)                01/08/97       $100,000.00          10%           4/14/98
Pete L. and Anita Stephens(2)      01/08/97       $ 40,000.00          10%           4/14/98
Christine Walters(3)               01/08/97       $ 35,000.00          10%           03/6/98
Christine Walters(3)               01/08/97       $165,000.00          10%           03/6/98
William F. Mitchell(4)             02/07/97       $300,000.00          10%           02/9/99

(1)     Director of the Corporation.

(2)     Dr. Stephens is a director of the Corporation.
        Anita Stephens is the spouse of Doctor Stephens.

(3)     Christine Walters is the daughter of William F. Mitchell,
        Chairman of the Board, President and Director of the Corporation. <PAGE 14>

(4)     Mr. Mitchell is Chairman of the Board, President and
        Director of the Corporation.

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

 10.4     Form of 1996 Warrant Agreement between
          the Registrant and Chase Manhattan
          Capital Corporation, filed as
          Exhibit 10(xiv) to the Registrant's
          Form 10-KSB for the fiscal year ended
          February 23, 1996 and is incorporated <PAGE 15> herein by reference.

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

10.10     Registrant's 1998 Stock Option Plan was
          filed as Exhibit 99.1 to Registrant's
          Registration Statement on Form S-8
          (No. 333-65469) and is incorporated
          herein by reference.*

 13       Portions of Registrant's 1999 Annual
          Report to Shareholders which are
          incorporated by reference into this
          Form 10-KSB.

 21       List of subsidiaries.

 23       Consent of Grant Thornton L.L.P.

 27       Financial Data Schedule  <PAGE 16>

---------------
*    Represents a management contract or
     a compensatory plan or arrangement.

(b)     Reports on Form 8-K:

        None.
  <PAGE 17>
                                             SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENVIRONMENTAL TECTONICS CORPORATION

                                              By  /s/ William F. Mitchell
                                               William F. Mitchell,
                                               President and Chief Executive
                                               Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Position                Date

/s/ William F. Mitchell     Chairman of the Board,  May 27, 1999
William F. Mitchell         Chief Executive Officer,
                            President and Director

/s/ Duane D. Deaner         Chief Financial         May 27, 1999
Duane D. Deaner             Officer (Principal
                            Accounting Officer)

/s/ Richard E. McAdams      Director                May 27, 1999
Richard E. McAdams

/s/ Craig Macnab            Director                May 27, 1999
Craig Macnab

/s/ Pete L. Stephens        Director                May 27, 1999
Pete L. Stephens, M.D.

/s/ Philip L. Wagner        Director                May 27, 1999
Philip L. Wagner, Ph.D.
  <PAGE 18>
                                            EXHIBIT INDEX

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

   10.4       Form of 1996 Warrant Agreement between
              the Registrant and Chase Manhattan
              Capital Corporation, filed as
              Exhibit 10(xiv) to the Registrant's
              Form 10-KSB for the fiscal year ended
              February 23, 1996 and is incorporated
              herein by reference.
  <PAGE 19>
   10.5       Revolving Credit Agreement, dated as
              of March 27, 1997, between the
              Registrant and First Union National
              Bank was filed as Exhibit 10.6 to
              Registrant's Form 10-K for the year
              ended February 28, 1997 and is
              incorporated herein by reference.

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

   10.10     Registrant's 1998 Stock Option Plan was
             filed as Exhibit 99.1 to Registrant's
             Registration Statement on Form S-8
             (No. 333-65469) and is incorporated
             herein by reference.*

   13         Portions of Registrant's 1999 Annual
              Report to Shareholders which are
              incorporated by reference into this
              Form 10-KSB.

   21         List of subsidiaries.

   23         Consent of Grant Thornton L.L.P.
  <PAGE 20>
   27         Financial Data Schedule
---------------
*    Represents a management contract or
     a compensatory plan or arrangement.  <PAGE 21>