Form 10-Q
period 1999-05-28
ENVIRONMENTAL TECTONICS CORP
filed 1999-07-12
CIK 33113

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 28, 1999

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

                 Yes    x             No

     The number of shares outstanding of the registrant's common stock as of June 30, 1999 is:  6,841,628


                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               Environmental Tectonics Corporation
                 Consolidated Income Statements
                           (unaudited)


                                              Three Months Ended
                                             May 28,     May 29,
                                               1999        1998
                                             (thousands, except
                                             share and per share
                                                 information)
Net sales                                      $8,295      $7,460
Cost of goods sold                              4,877       4,711
Gross profit                                    3,418       2,749

Operating expenses:
  Selling and administrative                    1,870       1,662
  Research and development                        122          88
                                                1,992       1,750
Operating income                                1,426         999

Other expenses:
  Interest expense                                177         265
  Other, net                                       18          22
                                                  195         287

Income before income taxes                      1,231         712
Provision for income taxes                        431         248

Income before minority interest                   800         464
Income (loss) attributable to
  minority interest                               (35)          -

Net income                                     $  835      $  464

Per share information:
  Income available to common
    shareholders                               $  669      $  386
  Income per share:  basic                     $ 0.11      $ 0.07
  Income per share:  diluted                   $ 0.10      $ 0.07
  Number of shares:  basic                  6,293,000   5,180,000
  Number of shares:  diluted                6,925,000   5,620,000

Note: All share amounts have been restated to reflect a 2 for 1 stock split effective May 28, 1999.

     The accompanying notes are an integral part of the consolidated financial statements.
  <PAGE 1>
               Environmental Tectonics Corporation
                   Consolidated Balance Sheets
                           (unaudited)


                                          May 28,   February 26,
                                            1999        1999
                                          (amounts in thousands,
                                          except share and per
                                           share information)
               Assets
Current assets:
  Cash and cash equivalents               $ 6,642      $ 5,344
  Cash equivalents restricted for
    letters of credit                          47           47
  Accounts receivable, net                  8,689        9,656
  Costs and estimated earnings
    in excess of billings on
    uncompleted long-term
    contracts                               8,304       10,416
  Inventories                               4,570        3,118
  Deferred tax asset                        1,136        1,136
  Prepaid expenses and other
    current assets                            625          787
                                           30,013       30,504
Property, plant and equipment,
  at cost, net of accumulated
  depreciation of $7,652 at
  May 28, 1999 and $7,527 at
  Feb 26, 1999                              2,823        2,842
Software development costs, net
  of accumulated amortization
  of $4,795 at May 28, 1999
  and $4,619 at February 26, 1999             961        1,137
Other assets                                  991          965

      Total assets                        $34,788      $35,448

Liabilities and Stockholders' Equity
               Liabilities
Current liabilities:
  Current portion of long-
    term debt                             $   121      $   121
  Accounts payable - trade                  1,582        1,554
  Billings in excess of costs
    and estimated earnings on
    uncompleted long-term
    contracts                               6,071        6,775
  Customer deposits                         5,091        5,696
  Accrued income taxes                      1,120          920
  Accrued liabilities                       1,358        1,683

      Total current liabilities            15,343       16,749
 <PAGE 2>
Long-term debt, less current portion:
  Subordinated debt                         4,135        4,124
  Other                                        61           95
                                            4,196        4,219
Deferred income taxes                         702          702

      Total liabilities                    20,241       21,670

Redeemable cumulative preferred
  stock, $100 par and redemption
  value; 25,000 shares authorized,
  issued and outstanding at
  May 29, 1998.  (See Note 5)                   0        2,372
Minority interest                             341          376

               Stockholders' Equity
Common stock; $.05 par value;
  10,000,000 shares authorized;
  6,840,128 and 6,166,412 issued
  and outstanding at May 28, 1999
  and February 26,1999, respectively          342          308
Capital contributed in excess of par
  value of common stock                     5,720        3,240
Foreign currency exchange adjustment           14           21
Retained earnings                           8,130        7,461

      Total stockholders' equity           14,206       11,030

      Total liabilities and stockholders'
        equity                            $34,788      $35,448


Note: All share amounts have been restated to reflect a 2 for 1 stock split effective May 28, 1999.

     The accompanying notes are an integral part of the consolidated financial statements.
  <PAGE 3>
               Environmental Tectonics Corporation
              Consolidated Statements of Cash Flows
                           (unaudited)

                                             Three months ended
                                            May 28,       May 29,
                                              1999         1998
                                           (amounts in thousands)
Cash flows from operating activities:
  Net income                                $   835      $   464
  Adjustments to reconcile net income
    to net cash (used) provided by
    operating activities:
    Depreciation and amortization               419          373
    Provision for losses on accounts
      receivable and inventories                 20          (14)
    Minority interest                           (35)           0
    Changes in operating assets and
      liabilities:
      Accounts receivable                       967         (321)
      Costs and estimated earnings in
        excess of billings on uncompleted
        long-term contracts                   2,112       (2,909)
      Inventories                            (1,402)         429
      Prepaid expenses and other assets         119          (99)
      Other assets                              (51)           0
      Accounts payable                           28         (235)
      Billings in excess of costs and
        estimated earnings on uncompleted
        long-term contracts                    (704)        (105)
      Customer deposits                        (605)        (463)
      Accrued income taxes                      200         (699)
      Other accrued liabilities                (325)         527
      Payments under settlement agreements      (30)         (60)

Net cash provided (used) by operating
  activities                                  1,548       (3,112)

Cash flows from investing activities:
  Acquisition of equipment                     (207)        (158)
  Capitalized software development costs          0          (99)
  Purchase of subsidiary, net                     0           60

Net cash used in investing activities          (207)        (197)
  <PAGE 4>
Cash flows from financing activities:
  Net borrowings under credit facility            0        4,164
  Payment of dividends on preferred stock       (38)         (68)
  Increase in cash equivalents restricted
    for letters of credit                         0          (10)
  Decrease in notes payable - related party       0         (500)
  issuance of common stock/warrants             (12)           0
  Capital leases/other                            7           27

Net cash (used) provided by
  financing activities                          (43)       3,613

Net increase in cash and cash
  equivalents                                 1,298          304
Cash and cash equivalents at
  beginning of period                         5,344          225
Cash and cash equivalents at
  end of period                             $ 6,642      $   529

Supplemental schedule of cash flow
  information:
  Interest paid                                   0          188
  Income taxes paid                             284          756

     Supplemental information on noncash operating and investing activities: During the three month period ended May 28, 1999, the Company transferred a $100 demonstration unit from property, plant and equipment to inventory. The unit was subsequently sold. During the three month period ended May 29, 1998, the Company transferred $36 of other assets to property, plant and equipment. In connection with an acquisition in April 1998, the Company issued 55,000 shares of its common stock and a three-year interest-only note for $350.

     The accompanying notes are an integral part of the consolidated financial statements.
  <PAGE 5>
               Environmental Tectonics Corporation
           Notes to Consolidated Financial Statements

1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation ("ETC" or the "Company"), its wholly-owned subsidiaries ETC International Corporation and Entertainment Technology Corporation, and its majority-owned subsidiary ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL").

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

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 26, 1999.

     Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

2. Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three month periods ended May 28, 1999 and May 29, 1998.

     All earnings per share and share amounts have been restated to reflect a 2 for 1 stock split effective May 28, 1999.
  <PAGE 6>
                                              Three months ended
                                             May 28,     May 29,
                                               1999        1998
                                           (amounts in thousands,
                                            except share and per
                                              share information)

Net income                                  $    835    $    464
Less preferred stock dividends                   (38)        (68)
Less accretion of preferred stock               (128)        (10)

Income available to common stockholders     $    669    $    386

Basic earnings per share:
  Weighted average shares                   6,293,000   5,180,000
  Per share amount                          $    0.11   $    0.07

Diluted earnings per share:
  Weighted average shares                   6,293,000   5,180,000
  Effect of dilutive securities:
    Stock options                             170,000      49,000
    Stock warrants                            462,000     391,000
                                            6,925,000   5,620,000
    Per share amount                        $    0.10   $    0.07

     As of May 29, 1998, 800,000 shares of common stock issuable pursuant to the conversion provisions of convertible subordinated debt and preferred stock were not included in the computation of diluted earnings per share because the effect of the assumed conversion was anti-dilutive.

3.   Accounts Receivable

     The components of accounts receivable are as follows:

                                           May 28,   February 26,
                                             1999        1999
                                           (amounts in thousands)
U.S. Government receivables billed and
  unbilled contract costs subject to
  negotiation                              $5,543       $ 4,529
U.S. commercial receivables billed            763           598
International receivables billed            2,768         4,914

                                            9,074        10,041
Less allowance for doubtful accounts         (385)         (385)

                                           $8,689       $ 9,656
  <PAGE 7>
U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded during fiscal years 1994, 1995 and 1998. The Company has recorded claims, amounting to $2.75 million, to the extent of contract costs incurred, and accounts receivable of $1.7 million, representing the balance due under the contract. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 2000. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $12.0 million in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. In February 1999, the U.S. Government made an unsolicitated offer for settlement which the Company deemed inadequate.

International receivables billed:

     International receivables billed includes $0.9 million related to a certain contract with the Royal Thai Air Force
("RTAF").

     In October 1993, the Company was notified by the RTAF that the RTAF was terminating a certain $4.6 million simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1.1 million advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remain as per the original contract including the potential invoking of penalties or termination of the contract for delay. On
December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports.
Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events. The balance due on the contract is still under review. However, the Company is not able to determine what, if any, impact the extended completion period and the current
<PAGE 8> economic  condition in Thailand will have upon the
receipt of final payment.

4. Inventories

     Inventories are valued at the lower of cost or market using the first-in, first out (FIFO) method and consist of the following (net of reserves):

                                          May 28,   February 26,
                                            1999        1999
                                          (amounts in thousands)

Raw materials                              $  494      $  388
Work in Process                             4,076       2,730
                                           $4,570      $3,118

5.   Subordinated Debt and Preferred Stock

     The components of the subordinated debt and preferred stock at May 28, 1999 and February 26, 1999, were as follows:

                    May 28, 1999             February 26, 1999
              Subordinated   Preferred   Subordinated   Preferred
                  Debt         Stock         Debt         Stock
                             (amounts in thousands)

Face value       $4,000         $0          $4,000        $2,500
Deferred
  financing
  costs            (311)         0            (311)         (208)
Amortization
  of finance
  costs              96          -              85             -
Accretion of
  preferred
  stock               -          0               -            80
                  3,785          0           3,774         2,372
Debt issued
  for acqui-
  sition            350          0             350             0

    Total        $4,135         $0          $4,124        $2,372

     On February 26, 1999, the Company issued a redemption notice to redeem the outstanding 25,000 shares of Series A Preferred Stock in their entirety. On March 25, 1999, the Company received notice that Sirrom Capital Corporation had exercised its conversion rights to convert its 25,000 shares of Series A Preferred Stock into the Company's common shares. Consequently, on April 19, 1999, the Series A Preferred Stock was retired and 666,666 shares of common stock were issued to Sirrom Capital Corporation. Concurrent with this transaction, the Company charged retained earnings for $128 representing the difference between carrying amount and face value of the Preferred Stock.
<PAGE 9>

6.   Stockholders' Equity

     The components of stockholders' equity at May 28, 1999 and February 26, 1999 were as follows:

                                               Common Stock      Additional    Foreign   Retained
                                              Shares    Amount     Capital    Currency   Earnings     Total
                                                    (amounts in thousands, except share information)

Balance, February 26, 1999                  3,083,206    $308       $3,240       $21      $7,461    $11,030
Net income for three month period ended
  May 28, 1999                                      -       -            -         -         835        835
Stock Split effective May 28, 1999          3,083,206       -            -         -
Dividend on Preferred stock                         -       -            -         -         (38)       (38)
Accretion of preferred stock                        -       -            -         -        (128)      (128)
Shares issued in connection with
  conversion of Preferred Stock               666,666      33        2,467         -           -      2,500
Shares issued in connection with employee
  stock purchase and stock option plans         7,050       1           13         -           -         14
Foreign currency exchange adjustments               -       -            -        (7)          -         (7)
Balance at May 28, 1999                     6,840,128    $342       $5,720       $14      $8,130    $14,206

7.   Acquisition of ETC-PZL Aerospace Industries, Ltd.

     On April 21, 1998, ETC acquired 65% ownership of MP-PZL Aerospace Industries, Ltd. ("MP-PZL"), a simulation and advanced training device manufacturing company located in Warsaw, Poland for $375,000 in cash, a 8% interest-only three-year note payable for $350,000 and 55,000 shares of ETC's common stock. MP-PZL was subsequently renamed ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"). ETC's cost for this acquisition was $1,220,000 and has been recorded in the accompanying balance sheet under the purchase method of accounting for business combinations. In connection with the acquisition, the Company recorded goodwill of $662,000 and a minority interest of $300,000. Amortization expense was $8 and $0 respectively for the three month periods ending May 28, 1999 and May 29, 1998. Additionally, accumulated amortization was $33 and $25, respectively, at May 28, 1999 and February 26, 1999. ETC-PZL's fiscal period ends December 31, 1999. The results of ETC-PZL for the period January 1, 1999 through March 31, 1999 have been included in ETC's results of operations for the three months ended May 28, 1999. On a pro forma basis, had the Company consolidated the results of ETC-PZL in the prior fiscal period, the following comparisons would result:

                                    Three months ended:
                           May 28,       May 29,        May 29,
                             1999          1998           1998
                                                      (pro forma)
                                (amounts in thousands, except
                                  share and per share data)
  <PAGE 10>
Net Sales                     8,295         7,460           7,836
Gross Profit                  3,418         4,711           4,821
Operating Income              1,426           999             918
Net Income                      835           464             430

Per share information:
  Income available to
    common shareholders   $     669     $     386       $     352
  Income per share:
    basic                 $    0.11     $    0.07       $    0.07
  Income per share:
    diluted               $    0.10     $    0.07       $    0.06
  Number of shares:
    basic                 6,293,000     5,180,000       5,180,000
  Number of shares:
    diluted               6,925,000     5,620,000       5,620,000

8.   Reporting Comprehensive Income

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

9.   Business Segment Presentation:

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain financial information about operating segments in the complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. Effective February 28, 1998, the Company adopted SFAS No. 131 which had no impact on the Company's consolidated financial position or results of operation.

10.  Derivative Instruments and Hedging Activity

     In June 1998, FASB issued SFAS No. 133, "Accounting and Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that an
<PAGE 11> entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.
  <PAGE 12>
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to: statements regarding future product development, technological advances and market acceptance of products. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, general economic and business conditions, competition, technological advances, political unrest in customer countries, contract cancellations and other risk factors that are detailed in this document and in other periodic reports and registration statements filed by the Company with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no responsibility to update any such forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Results of Operations

Three months ended May 28, 1999 compared to May 29, 1998.

     The Company had net income of $835,000, or $.10 per share (diluted, post-split), for the three months ended May 28, 1999, versus net income of $464,000, or $.07 per share (diluted, post-split), for the corresponding first quarter of fiscal 1999. Sales for the quarter were $8,295,000, an increase of $835,000 or 11% over the corresponding prior period. The primary contributor to the sales increase was international contracts for the Company's Aircrew Training Systems. Overall, international sales were up $1,661,000, 32% over the prior period, and represented 83% of the Company's total sales, up from 70% a year ago. Sales of the Company's Aircrew Training Systems increased $849,000, or 14%, primarily reflecting the international activity.

     Gross profit increased $669,000, or 24%, reflecting higher sales at a higher gross margin rate. As a percentage of sales, gross profit was 41%, compared to 37% for the same period a year ago.

     Selling and administrative expenses increased $208,000, or 13%, primarily reflecting the addition of local expenses for the Company's Polish subsidiary acquired in April 1998. Selling and administrative expenses were 23% of revenues for the three months ended May 28, 1999, which approximated the prior period rate.
  <PAGE 13>
     Research and development expenses were $122,000, an increase of $34,000, or 39%, from the prior period reflecting additional product development primarily in the hyperbaric line.

     Interest and other fees were down from the prior period reflecting reduced interest charges on reduced cash borrowings.

     The Company's tax rate approximates the statutory rate.

Liquidity and Capital Resources

     During the three month period ended May 28,1999, the Company generated $1,548,000 of cash from operating activities. This was primarily a result of a reduction in costs and estimated earnings in excess of billings on uncompleted long-term contracts, a reduction in accounts receivable and cash generated from net income. Strong collections on large percentage-of-completion contracts as well as other billings was the primary contributor to the cash generation. Partial offsets were a build-up in inventory reflecting the production cycle, a reduction in billings in excess of costs and estimated earnings on uncompleted long-term contracts, and a reduction in customer deposits.

     Investment activities consisted solely of purchases for capital equipment.

     Financing activities were minimal and consisted primarily of dividend payments on preferred stock for a partial period in the quarter. On April 19, 1999, the Series A Preferred Stock was converted into common stock. Thus, the Company's obligation to make dividend payments on the Series A Preferred Stock ceased as of that date. On May 31, 1999, the Company's revolving credit agreement with its lender expired, although there were no cash borrowings outstanding and the Company had a significant cash balance. The lender has indicated its intention to renew the agreement for at least one year.

     The Company's sales backlog at May 28, 1999, and
February 26, 1999 for work to be performed and revenue to be recognized under written agreements after such dates was approximately $35.2 million and $33.5 million, respectively.

Year 2000 Disclosures

     The majority of the Company's information technology and non-information technology systems are Year 2000 compliant. The Company presently anticipates that the remainder of the Company's systems will be Year 2000 compliant by September 1999. The Company is in the process of investigating its supply-chain.

     The Company has expended $3,000 in the three-month period ended May 28, 1999 with respect to Year 2000 compliance, and expects to incur approximately $86,000 of additional expenses to complete the compliance process.
  <PAGE 14>
     The Company's most likely worst case Year 2000 scenario would be to lose the Company's accounting and network applications and PC's in the Company's main facility located in Southampton, Pennsylvania. If this event occurs, the Company will be able to continue its manufacturing activities and would manually proceed to perform other tasks and activities. The Company has a written contingency plan to address potential Year 2000 problems.
  <PAGE 15>
                   PARt II - OTHER INFORMATION

Item 1.   Legal Proceedings

     In June 1999, a lawsuit commenced against the Company in April 1997, in the United States District Court for the District of Puerto Rico by an employee of a customer who claimed to have been injured as a result of an alleged malfunction of a sterilizer manufactured by the Company was settled with no material impact on the Company.

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

     (b)  Reports on Form 8-K

          None
  <PAGE 16>
                           Signatures

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENVIRONMENTAL TECTONICS CORPORATION

                              (Registrant)

Date: July 12, 1999           By:  /s/ Duane Deaner
                                   Duane Deaner
                                   Chief Financial Officer
                                   (authorized officer and
                                   principal financial officer)
  <PAGE 17>
                          EXHIBIT INDEX

3.1 Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrants' Annual
     Report on Form 10-KSB for the fiscal year ended
     February 28, 1997).

3.2  Bylaws (Incorporated herein by reference to Exhibit 3
     (ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 25, 1994).

27   Financial Schedule Data
  <PAGE 18>