Form 10-Q
period 1999-08-27
ENVIRONMENTAL TECTONICS CORP
filed 1999-10-12
CIK 33113

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 1999

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

                 Yes _x______No ___

	The number of shares outstanding of the registrant's common stock as of September 30, 1999 is: 6,854,978



Environmental Tectonics Corporation
Consolidated Income Statements (Unaudited)

                                         Three months ended:            Six months ended:
                                        August 27,  August 28,       August 27,  August 28,
                                          1999         1998             1999       1998
                                        ----------  ----------       ----------  ----------
                                        (thousands, except share and per share information)
Net Sales                                $8,279       $5,996          $16,574       $13,456
Cost of goods sold                        5,600        3,713           10,477         8,424
                                         ------       ------          -------        ------
Gross profit                              2,679        2,283            6,097         5,032
                                         ------       ------          -------        ------

Operating expenses:
Selling and administrative                1,588        1,319            3,458         2,981
Research and development                    375          135              497           223
                                         ------       ------          -------        ------
                                          1,963        1,454            3,955         3,204
                                         ------       ------          -------        ------

Operating income                            716          829            2,142         1,828
                                         ------       ------          -------        ------

Other expenses:
Interest expense                            166          333              343           598
Other, net                                   28           55               46            77
                                         ------       ------          -------        ------
                                            194          388              389           675
                                         ------       ------          -------        ------

Income before income taxes                  522          441            1,753         1,153
Provision for income taxes                  182          146              614           395
                                         ------       ------          -------        ------

Income before minority interest             340          295            1,139           758
Income (loss) attributable to minority
  interest                                  (32)          61              (67)           61
                                         ------       ------          -------        ------

Net income                                 $372         $234           $1,206          $697
                                         ======       ======          =======        ======

Per share information:
Income available to common shareholders    $372         $154           $1,040          $538
Income per share: basic                   $0.05        $0.03            $0.16         $0.10
Income per share: diluted                 $0.05        $0.02            $0.14         $0.09
Number of shares: basic               6,855,000    6,143,000        6,675,000     5,661,000
Number of shares: diluted             7,523,000    6,611,000        7,253,000     6,116,000

The accompanying notes are an integral part of the consolidated financial statements.




Environmental Tectonics Corporation
Consolidated Balance Sheets (Unaudited)

                                                                 August 27,    February 26,
                                                                   1999            1999
                                                                 ----------    ------------
                                                                   (amounts in thousands)
               Assets
Current assets:
   Cash and cash equivalents                                       $2,989         $5,344
   Cash equivalents restricted for letters of credit                   47             47
   Accounts receivable, net                                        10,575          9,656
   Costs and estimated earnings in excess of
     billings on uncompleted long-term contracts                    9,295         10,416
   Inventories                                                      4,833          3,118
   Deferred tax asset                                               1,136          1,136
   Prepaid expenses and other current assets                          700            787
                                                                  -------        -------
                                                                   29,575         30,504

Property, plant and equipment, at cost, net of accumulated
   depreciation of $7,780 at August 27, 1999 and $7,527 at
   February 26, 1999                                                2,939          2,842
Software development costs, net of accumulated amortization
   of $4,967 at August 27, 1999 and $4,619 at February 26, 1999     1,026          1,137
Other assets                                                        1,119            965
                                                                  -------        -------
               Total assets                                       $34,659        $35,448
                                                                  =======        =======

Liabilities and Stockholders' Equity
               Liabilities
Current liabilities:
   Current portion of long-term debt                                 $121           $121
   Accounts payable - trade                                         1,684          1,554
   Billings in excess of costs and estimated earnings on
     uncompleted long-term contracts                                5,314          6,775
   Customer deposits                                                5,341          5,696
   Accrued income taxes                                               855            920
   Accrued liabilities                                              1,621          1,683
                                                                  -------        -------
               Total current liabilities                           14,936         16,749
                                                                  -------        -------

Long-term debt, less current portion:
   Credit facility payable to banks                                     0              0
   Subordinated debt                                                4,147          4,124
   Other                                                               30             95
                                                                  -------        -------
                                                                    4,177          4,219
                                                                  -------        -------
Deferred income taxes                                                 702            702
                                                                  -------        -------
               Total liabilities                                   19,815         21,670

Redeemable cumulative preferred stock, $100 par and redemption value; 25,000 shares authorized, issued and outstanding
   at February 26, 1999.  See Footnote 5                                0          2,372
                                                                  -------        -------
Minority interest                                                     309            376
                                                                  -------        -------

               Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
   6,854,978 and 3,083,206 issued and outstanding at August 27,
   1999 and February 26,1999, respectively                            343            308
Capital contributed in excess of par value of common stock          5,790          3,240
Foreign currency exchange adjustment                                  (99)            21
Retained earnings                                                   8,501          7,461
                                                                  -------        -------
               Total stockholders' equity                          14,535         11,030
                                                                  -------        -------
     Total liabilities and stockholders' equity                   $34,659        $35,448
                                                                  =======        =======

The accompanying notes are an integral part of the consolidated financial statements.




Environmental Tectonics Corporation
Consolidated Statements of Cash Flows (Unaudited)

                                                                     Six months ended
                                                                 August 27,    August 28,
                                                                   1999            1998
                                                                 ----------    ------------
                                                                   (amounts in thousands)

Cash flows from operating activities:
   Net income                                                      $1,206           $697
   Adjustments to reconcile net income to net cash (used)
   provided by operating activities:
      Depreciation and amortization                                   777            724
      Provision for losses on accounts receivable and inventories      45           (164)
      Minority interest                                               (67)            61
      Changes in operating assets and liabilities:
         Accounts receivable                                         (919)        (2,896)
         Costs and estimated earnings in excess of
            billings on uncompleted long-term contracts             1,121         (2,855)
         Inventories                                               (1,976)           724
         Prepaid expenses and other assets                             (6)           (68)
         Other assets                                                (213)          (556)
         Accounts payable                                             130            (21)
         Billings in excess of costs and estimated
            earnings on uncompleted long-term contracts            (1,461)           938
         Customer deposits                                           (355)          (736)
         Accrued income taxes                                         (66)          (443)
         Other accrued liabilities                                     (2)          (191)
         Payments under settlement agreements                         (60)           (60)
                                                                   ------         ------
Net cash used in operating activities                              (1,846)        (4,846)
                                                                   ------         ------

Cash flows from investing activities:
   Acquisition of equipment                                          (134)          (283)
   Capitalized software development costs                            (237)          (254)
   Purchase of subsidiary, net                                          0             60
                                                                   ------         ------
Net cash used in investing activities                                (371)          (477)
                                                                   ------         ------

Cash flows from financing activities:
   Net borrowings under credit facility                                 0          6,082
   Payment of dividends on preferred stock                            (38)          (138)
   Increase in cash equivalents restricted for letters of credit        0            (10)
   Decrease in notes payable - related party                            0           (500)
   Proceeds from issuance of common stock/warrants                     85            103
   Capital leases/other                                               (65)           (61)
                                                                   ------         ------
Net cash (used) provided by financing activities                      (18)         5,476
                                                                   ------         ------
Effect of exchange rate changes on cash                              (120)            18
Net (decrease) increase in cash and cash equivalents               (2,355)           171
Cash and cash equivalents at beginning of period                    5,344            225
                                                                   ------         ------
Cash and cash equivalents at end of period                         $2,989           $396
                                                                   ======         ======
Supplemental schedule of cash flow information:
   Interest paid                                                      240            369
   Income taxes paid                                                  678            756

Supplemental information on noncash operating and investing activities:
   During the six month period ended August 27,1999, the
     Company transferred a net of $216 from inventory to
      property, plant and equipment.
   During the six month period ended August 28,1998, the Company transferred $36 of other assets to property, plant and equipment.
   In connection with an acquisition in April,1998, the Company issued 55,000 shares of its common stock and a three-year interest-only note for $375.

The accompanying notes are an integral part of the consolidated financial statements.




Environmental Tectonics Corporation
Notes to Consolidated Financial Statements
(dollars in thousands)

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

	Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three and six month periods ended August 27, 1999 and August 28, 1998. All earnings per share and share amounts have been restated to reflect a 2 for 1 stock split effective May 28, 1999.


                             (amounts in thousands, except share and per share information)
                                             August 27,  August 28,  August 27,  August 28,
                                               1999        1998        1999        1998
                                             ----------  ----------  ----------  ----------
Net income                                        $372        $234      $1,206        $697
Less preferred stock dividends                       0         (69)        (38)       (138)
Less accretion of preferred stock                    0         (11)       (128)        (21)
                                             ---------   ---------   ---------   ---------
Income available to common stockholders           $372        $154      $1,040        $538
                                             =========   =========   =========   =========

Basic earnings per share:
   Weighted average shares                   6,855,000   6,143,000   6,675,000   5,661,000
   Per share amount                              $0.05       $0.03       $0.16       $0.10
                                             =========   =========   =========   =========

Diluted earnings per share:
   Weighted average shares                   6,855,000   6,143,000   6,675,000   5,661,000
   Effect of dilutive securities:
     Stock options                             189,000      48,000     169,000      48,000
     Stock warrants                            479,000     420,000     409,000     407,000
                                             ---------   ---------   ---------   ---------
                                             7,523,000   6,611,000   7,253,000   6,116,000
  Per share amount                               $0.05       $0.02       $0.14       $0.09
                                             =========   =========   =========   =========

	As of August 28, 1998, there were conversion provisions of convertible subordinated debt and preferred stock totaling
721,222 shares of common stock were not included in the computation of diluted earnings per share because the effect of the assumed conversion was anti-dilutive.

3.	Accounts Receivable

	The components of accounts receivable are as follows:

                                       August 27,   February 26,
                                         1999          1999
                                       ----------   ------------
                                         (amounts in thousands)

U.S. Government receivables billed
  and unbilled contract costs subject
  to negotiation                          $5,834      $4,529
U.S. commercial receivables billed         1,692         598
International receivables billed           3,434       4,914
                                          ------      ------
                                          10,960      10,041
Less allowance for doubtful accounts        (385)       (385)
                                          ------      ------
                                         $10,575      $9,656
                                         =======      ======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

	Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded during fiscal years 1994, 1995 and 1998. The Company has recorded claims, amounting to $2.75 million, to the extent of contract costs incurred, and accounts receivable of $1.7 million, representing the balance due under the contract. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 2000. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim.
The Company currently has approximately $12.0 million in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. In February, 1999, the U.S. Government made an unsolicited offer for settlement which the Company deemed inadequate.

International receivables billed:

	International receivables billed includes $0.9 million related to a certain contract with the Royal Thai Air Force.

	In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4.6 million simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229 performance bond, as well as a draw on an approximately $1.1 million advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work.
Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events. Of the open balance at August 27, 1999, approximately $229 representing the performance bond is expected to be paid by February, 2000. The balance due on the contract is still under review. However, the Company is not able to determine what, if any, impact the extended completion period will have upon the receipt of final payment.

4.	Inventories

	Inventories are valued at the lower of cost or market using the first-in, first out (FIFO) method and consist of the following (net of reserves):

                                       August 27,   February 26,
                                         1999          1999
                                       ----------   ------------
                                         (amounts in thousands)

Raw materials                               $329        $388
Work in Process                            4,504       2,730
                                          ------      ------
                                          $4,833      $3,118

5.	Subordinated Debt and Preferred Stock

	The components of the subordinated debt and preferred stock at August 27, 1999 and February 26, 1999, were as follows:

                                          (amounts in thousands)    (amounts in thousands)
                                              August 27, 1999           Feb. 26, 1999
                                          Subordinated  Preferred   Subordinated  Preferred
                                              Debt        Stock         Debt        Stock
                                          ------------  ---------   ------------  ---------

Face value                                   $4,000         $0          $4,000      $2,500
Deferred financing costs                       (311)         -            (311)       (208)
Amortization of finance costs                   108          -              85           -
Accretion of preferred stock                      -          -               -          80
                                             ------     ------          ------      ------
                                             $3,797         $0          $3,774      $2,372
Debt issued for acquisition                     350          -             350           -
                                             ------     ------          ------      ------
     Total                                   $4,147         $0          $4,124      $2,372


	On February 26, 1999, the Company issued a redemption notice to redeem the outstanding 25,000 shares of Series A Preferred Stock in their entirety. On March 25,1999, the Company received notice that Sirrom Capital Corporation had exercised its conversion privilege under the terms of the agreement to convert its 25,000 shares of Series A Preferred Stock into the Company's common shares. Consequently, on April 19, 1999, the Series A Preferred was retired and 666,666 shares of common stock were issued to Sirrom Capital.
Concurrent with this transaction the Company in the three months ended May 28, 1999 charged retained earnings for $128 representing the difference between book and face value of the Preferred Stock and then reclassed $2.5 million of Preferred Stock value to common stock at par and additional paid in capital.

6.	Stockholders' Equity

	The components of stockholders' equity at February 26, 1999 and August 27, 1999 were as follows:


                                                      (amounts in thousands, except share information)
                                                   Common Stock      Additional   Foreign    Retained
                                                Shares       Amount    Capital    Currency   Earnings   Total
                                              ----------    -------- ----------   --------   --------   -----

Balance, February 26, 1999                     3,083,206      $308      $3,240      $21      $7,461     $11,030

Net income for three month period ended
  August 27, 1999              -                       -         -           -        -       1,206       1,206
Stock Split effective May 28, 1999             3,083,206
Dividend on Preferred stock                                      -           -        -         (38)        (38)
Accretion of preferred stock                           -         -           -        -        (128)       (128)
Shares issued in connection with conversion
  of Preferred Stock                             666,666        33       2,467                            2,500
Shares issued in connection with employee
  stock purchase and stock option plans           21,900         2          83        -           -          85
Foreign currency exchange adjustments                  -         -           -     (120)                   (120)
                                               ---------      ----      ------      ---      -----      -------
Balance at August 27, 1999                     6,854,978      $343      $5,790     ($99)     $8,501     $14,535
                                               =========      ====      ======      ===      ======     =======



7.	Acquisition of ETC-PZL Aerospace Industries, Ltd.

	On April 21, 1998, ETC acquired 65% ownership of MP-PZL Aerospace Industries, Ltd. ("MP-PZL"), a simulation and advanced training device manufacturing company located in Warsaw, Poland for $375 in cash, a 8% interest-only three-year note payable for $350 and 55,000 shares of ETC's common stock. MP-PZL was subsequently renamed ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"). ETC's cost for this acquisition was $1,220 and has been recorded in the accompanying balance sheet under the purchase method of accounting for business combinations. In connection with the acquisition, the Company recorded goodwill of $662 and a minority interest of $300. Amortization expense was $8 and $16 respectively for the three and six month periods ending August 27, 1999 and $8 for each of the three and six month periods ending August 28,1998. Additionally, accumulated amortization was $41 and $25 respectively at August 27, 1999 and February 26,1999.

	ETC-PZL's fiscal period ends December 31, 1999. The results of ETC-PZL for the three and six month periods ended June 30, 1999 have been included in ETC's results of operations for the three and six month periods ended August 27, 1999 respectively. The results of ETZ-PZL for the three month period ending June 30, 1998, have been included in ETC's results of operation for the three and six month periods ended August 28, 1998. On a pro-forma basis, had the Company consolidated the results of ETC-PZL for the three month period ended March 31, 1998, sales would have been $13,832, gross profit would have been $5,142, operating income would have been $1,747, net income would have been $663, basic earnings per share would have been $.09, and diluted earnings per share would have been $.08 for the six month period ended August 28,1998.

8.	Reporting Comprehensive Income

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

10.	Derivative Instruments and Hedging Activity

	In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting and Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for Hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.



Environmental Tectonics Corporation
Management's Discussion and Analysis of Results of
Operations and Financial Condition
(dollars in thousands)

Results of Operations
Three months ended August 27, 1999 compared to August 28, 1998.

	The Company had net income of $372, or $.05 per share (diluted, post-split)for the second quarter of fiscal 2000 , versus net income of $234 or $.02 per share (diluted, post-split) for the corresponding second quarter of fiscal 1999. Sales for the quarter were $8,279, an increase of $2,283 or 38.1% over the corresponding prior period. The primary contributor to the sales increase was contracts for the Company's entertainmentand simulation projects, although increases were evidenced across all product lines. Overall, domestic sales were up $2,829, or 279.3% over the prior period and represented 47.8% of the Company's total sales, up from 16.9% a year ago. Product-wise, sales of the Company's Aircrew Training Systems increased approximately $1.8 million, or 37.9%.

	Gross profit increased $396 or 17.3% reflecting higher sales. As a percentage of sales, gross profit was 32.4%, compared to 38.1% for the same period a year ago. The decrease reflected two items: lower margin revenue from construction work on the UK centrifuge building (there was no construction in the prior period) and delayed gross margins in the Company's Polish subsidiary, which only recognizes revenue upon invoicing.

	Selling and administrative expenses increased $269, or 20%, reflecting additional general support expenses at both the Company's headquarters and at the Company's Polish subsidiary acquired in April, 1998. As a percentage of revenues, selling and administrative expenses reduced approximately three percentage points between the periods.

	Research and development expenses were up from the prior period reflecting additional product development primarily for entertainment products and software development.

	Interest and other fees were down 50% from the prior period reflecting reduced interest charges on reduced cash borrowings.

	The Company's tax rate approximates the statutory rate.

Results of Operations
Six months ended August 27, 1999 compared to August 28, 1998.

	The Company had net income of $1,206 or $.14 per share (diluted, post-split)for the first six months of fiscal 2000, versus net income of $697 or $.09 per share (diluted, post-split) for the corresponding six month period for fiscal 1999. Sales for the six months were $16,574, an increase of $3,118 or 23.2% over the corresponding prior period. The primary contributor to the sales increase was increased contracts for the Company's Aircrew Training Systems, both domestic and international, and an additional three months sales for the Company's Poland subsidiary. Overall, domestic sales were up $2,422, 92.7% over the prior period and represented 30.4% of the Company's total sales, up from 19.4% a year ago. Sales of the Company's Aircrew Training Systems increased $2,477, or 23.3%.

	Gross profit increased $1,065, or 21.1% reflecting higher sales. As a percentage of sales, gross profit was 36.8%, compared to 37.4% for the same period a year ago.

	Selling and administrative expenses increased $477, or 16%, reflecting additional general support expenses at the Company's headquarters and an additional three months expenses for the Company's Polish subsidiary acquired in April, 1998. On a pro-forma basis, had the prior period included six months expenses, the increase would be $286, or 9.6%. As a percentage of revenues, selling and administrative expenses reduced approximately one and one-third percentage points between the periods and was 20.9% for the current year.

	Research and development expenses were up from the prior period reflecting additional product development primarily for entertainment products and software development.

	Interest and other fees were down 43% from the prior period reflecting reduced interest charges on reduced cash borrowings.

	The Company's tax rate approximates the statutory rate.

Liquidity and Capital Resources

	During the six month period ended August 27,1999, the Company used $1,846 for operating activities. This was primarily a result of an increase in accounts receivable and inventories and a decrease in billings in excess of costs and estimated earnings on uncompleted long-term contracts reflecting a period of production build. Partial offsets were cash from net income, non -cash expenses of depreciation and amortization, and a decrease in costs and estimated earnings in excess of billings on uncompleted long-term contracts. Versus last year's corresponding period, net cash used in operating activities reflected an improvement of approximately 62%.

	Investment activities consisted of purchases for capital equipment and capitalized software.

	Financing activities consisted of dividend payments on preferred stock for a partial period in the quarter and payments on capitalized leases partially offset by proceeds from the issuance of stock under employee stock options. On
April 19,1999, the Series A Preferred Stock was converted into Common shares. Thus, dividend payments ceased as of that date.

	The Company's sales backlog at August 27,1999, and February 26, 1999, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $31.5 million and $33.5 million respectively.

Year 2000 Disclosures

	The majority of the Company's information technology and non-information technology systems are Year 2000 compliant. The Company presently anticipates that the remainder of the Company's systems will be Year 2000 compliant by October, 1999. The Company is in the process of investigating its supply-chain but anticipates no major disruptions.

	The Company has expended $10 in the three-month period ended August 27, 1999 with respect to Year 2000 compliance, and expects to incur approximately $24 of additional expenses to complete the compliance process.

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

	This report contains certain 'forward-looking statements' including, without limitation, statements containing the words "believes", "anticipates", intends", "expects", and words of similar import relating to the Company's operations. There are important factors that could cause actual results to differ materially from those indicated by such forward-looking statements including contract delays and cancellations, political unrest in customer countries, general economic conditions and the risk factors detailed from time to time in ETC's periodic reports and registration statements filed with the Securities and Exchange Commission, including, without limitation, ETC's Annual Report on Form 10-KSB for the fiscal year ended February 26, 1999.



Environmental Tectonics Corporation
Form 10-Q
Part II

Item 1.  Legal Proceedings

	In June, 1999, a lawsuit commenced against the Company in April, 1997, in the United States District Court for the
District of Puerto Rico by an employee of a customer who claimed to have been injured as a result of an alleged malfunction of a sterilizer manufactured by the Company was settled with no material impact on the Company.

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



Environmental Tectonics Corporation
Exhibit 27
Financial Data Schedule

Date:  October 11, 1999


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

Page <1>

Page <20>