Form 10-Q
period 1999-11-26
ENVIRONMENTAL TECTONICS CORP
filed 2000-01-10
CIK 33113

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 26, 1999

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

                 Yes    x             No

     The number of shares outstanding of the registrant's common stock as of December 31, 1999 is:  6,854,978



                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Environmental Tectonics Corporation
                        Consolidated Income Statements
                                  (unaudited)

                                      Three months ended:            Nine months ended:
                                  November 26,   November 27,   November 26,   November 27,
                                      1999           1998           1999           1998
                                     (thousands, except share and per share information)
Net Sales                           $ 9,107        $ 7,475        $25,681        $20,931
Cost of goods sold                    5,726          4,827         16,203         13,251

Gross profit                          3,381          2,648          9,478          7,680

Operating expenses:
Selling and administrative            1,819          1,573          5,277         4 ,554
Research and development                161             72            658            295
                                      1,980          1,645          5,935          4,849
Operating income                      1,401          1,003          3,543          2,831

Other expenses:
Interest expense                        191            368            534            966
Other, net                               23             38             69            115
                                        214            406            603          1,081
Income before income taxes            1,187            597          2,940          1,750
Provision for income taxes              415            208          1,029            604
Income before minority interest         722            389          1,911          1,146
Income (loss) attributable to
  minority interest                       8            (10)           (58)            51
Net income                          $   763        $   399        $ 1,969        $ 1,095

Per share information:
Income available to common
  shareholders                      $   763        $   321        $ 1,803        $   857
Income per share:  basic            $  0.11        $  0.05        $  0.27        $  0.15
Income per share:  diluted          $  0.10        $  0.05        $  0.24        $  0.14
Number of shares:  basic          6,855,000      6,155,000      6,728,000      5,826,000
Number of shares:  diluted        7,489,000      6,574,000      7,370,000      6,268,000

The accompanying notes are an integral part of the consolidated financial statements.



               Environmental Tectonics Corporation
                   Consolidated Balance Sheets
                           (unaudited)

                                                                 November 26,  February 26,
                                                                     1999          1999
                                                                   (amounts in thousands,
                                                                    except share and per
                                                                      share information)
                Assets
Current assets:
  Cash and cash equivalents                                        $ 1,174       $ 5,344
  Cash equivalents restricted for letters of credit                     65             7
  Accounts receivable, net                                          11,691         9,656
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                  7,995        10,416
  Inventories                                                        5,076         3,118
  Deferred tax asset                                                 1,136         1,136
  Prepaid expenses and other current assets                            692           787
                                                                    27,829        30,504
Property, plant and equipment, at cost, net of accumulated depreci-
  ation of $7,920 at November 26, 1999 and $7,527 at Feb 26, 1999    2,922         2,842
Software development costs, net of accumulated amortization of
  $5,141 at November 26, 1999 and $4,619 at February 26, 1999          852         1,137
Other assets                                                         1,142           965
    Total assets                                                   $32,745       $35,448

Liabilities and Stockholders' Equity
             Liabilities
Current liabilities:
  Current portion of long-term debt                                $   107       $  121
  Accounts payable - trade                                           1,485        1,554
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                  3,403        6,775
  Customer deposits                                                  4,767        5,696
  Accrued income taxes                                                 825          920
  Accrued liabilities                                                1,566        1,683
    Total current liabilities                                       12,153       16,749

Long-term debt, less current portion:
  Credit facility payable to banks                                       0            0
  Subordinated debt                                                  4,158        4,124
  Other                                                                 14           95
                                                                     4,172        4,219
Deferred income taxes                                                  702          702
    Total liabilities                                               17,027       21,670
Redeemable cumulative preferred stock, $100 par and redemption value; 25,000 shares authorized, issued and outstanding at
  February 26, 1999                                                      0        2,372
Minority interest                                                      317          376

         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  6,854,978 and 3,083,206 issued and outstanding at
  November 26, 1999 and February 26, 1999, respectively                343          308
Capital contributed in excess of par value of common stock           5,795        3,240
Foreign currency exchange adjustment                                    (1)          21
Retained earnings                                                    9,264        7,461
    Total stockholders' equity                                      15,401       11,030
Total liabilities and stockholders' equity                         $32,745      $35,448

The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
              Consolidated Statements of Cash Flows
                           (unaudited)

                                                                     Nine months ended
                                                                November 26,   November 27,
                                                                    1999           1998
                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income                                                      $ 1,969        $ 1,095
  Adjustments to reconcile net income to net cash (used)
    provided by operating activities:
    Depreciation and amortization                                   1,208          1,067
    Provision for losses on accounts receivable and inventories        70           (189)
    Minority interest                                                 (59)            51
    Changes in operating assets and liabilities:
      Accounts receivable                                          (2,035)          (563)
      Costs and estimated earnings in excess of billings on uncom-
        pleted long-term contracts                                  2,421         (5,689)
      Inventories                                                  (2,344)           263
      Prepaid expenses and other assets                               (50)          (229)
      Other assets                                                   (208)          (435)
      Accounts payable                                                (69)           462
      Billings in excess of costs and estimated earnings on uncom-
        pleted long-term contracts                                 (3,372)           108
      Customer deposits                                              (929)          (609)
      Accrued income taxes                                            (95)          (559)
      Other accrued liabilities                                       (10)           643
      Payments under settlement agreements                            (90)           (90)
Net cash used in operating activities                              (3,593)        (4,674)

Cash flows from investing activities:
  Acquisition of equipment                                           (257)          (350)
  Capitalized software development costs                             (237)          (257)
  Purchase of subsidiary, net                                           0             60
Net cash used in investing activities                                (494)          (547)

Cash flows from financing activities:
  Net borrowings  under credit facility                                 0          6,166
  Payment of dividends on preferred stock                             (38)          (207)
  Increase in cash equivalents restricted for letters of credit       (18)           (10)
  Decrease in notes payable - related party                             0           (500)
  Proceeds from issuance of common stock/warrants                      90             68
  Capital leases/other                                                (95)           (58)
Net cash (used) provided by financing activities                      (61)         5,459

Effect of exchange rate changes on cash                               (22)             7
Net (decrease) increase in cash and cash equivalents               (4,170)           245
Cash and cash equivalents at beginning of period                    5,344            225
Cash and cash equivalents at end of period                        $ 1,174        $   470

Supplemental schedule of cash flow information:
  Interest paid                                                       240            592
  Income taxes paid                                                   636          1,096
Supplemental information on noncash operating and investing activities:
  During the nine month period ended November 26,1999, the Company transferred a net of $216 from inventory to property, plant and equipment.
  During the nine month period ended November 27,1998, the Company transferred  $36  of other assets to property, plant and equipment.
  In connection with an acquisition in  April 1998, the Company issued 55,000 shares of its common stock and a three-year
    interest-only note for $350.

The accompanying notes are an integral part of the consolidated financial statements.


               Environmental Tectonics Corporation
            Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share information)

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

2.  Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three and nine month periods ended November 26, 1999 and November 27, 1998. All earnings per share and share amounts have been restated to reflect a 2 for 1 stock split effective May 28, 1999.

                                                (amounts in thousands, except
                                               share and per share information)
                                      Three months ended:            Nine months ended:
                                  November 26,   November 27,   November 26,   November 27,
                                      1999           1998           1999           1998
Net income                              $763           $399         $1,969         $1,095
Less preferred stock dividends             0            (68)           (38)          (207)
Less accretion of preferred stock          0            (10)          (128)           (31)

Income available to common
  stockholders                          $763           $321         $1,803           $857

Basic earnings per share:
  Weighted average shares          6,855,000      6,155,000      6,728,000      5,826,000
  Per share amount                     $0.11          $0.05          $0.27          $0.15

Diluted earnings per share:
  Weighted average shares          6,855,000      6,155,000      6,728,000      5,826,000
  Effect of dilutive  securities:
    Stock options                    159,000         29,000        166,000         42,000
    Stock warrants                   475,000        390,000        476,000        400,000
                                   7,489,000      6,574,000      7,370,000      6,268,000
  Per share amount                     $0.10          $0.05          $0.24          $0.14

      As of November 27, 1998, there were 358,000 shares of common stock issuable pursuant to the conversion provisions of convertible subordinated debt and preferred stock which were not included in the computation of diluted earnings per share because the effect of the assumed conversion was anti-dilutive.

3.  Accounts Receivable

     The components of accounts receivable are as follows:

                                                                November 26,   February 26,
                                                                    1999           1999
                                                                   (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
  subject to negotiation                                           $ 5,019        $ 4,529
U.S. commercial receivables billed                                   1,764            598
International receivables billed and unbilled contract costs
  subject to negotiation                                             5,275          4,914
                                                                    12,058         10,041
Less allowance for doubtful accounts                                  (367)          (385)
                                                                   $11,691        $ 9,656

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded during fiscal years 1994, 1995 and 1998. The Company has recorded claims, amounting to $2,750, to the extent of contract costs incurred, and accounts receivable of $1,700, representing the balance due under the contract. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 2000. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $12,000 in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. In February 1999, the U.S. Government made an unsolicitated offer for settlement which the Company deemed inadequate.

International receivables and unbilled contract costs subject to negotiation

     International receivables billed includes $900 related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4,600 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229 performance bond, as well as a draw on an approximately $1,100 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events. Of the open balance at August 27, 1999, approximately $229 representing the performance bond is expected to be paid by February 2000. The balance due on the contract is still under review and at this point the Company is not able to determine
what, if any, impact the extended completion period   will have
upon the receipt of final payment. However, the Company has recently been invited by the RTAF to participate in bids for additional projects including maintenance contracts for these simulators.

     Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for three contracts covering 1994 to the present. Claims aggregating $1,500 were recorded in the current fiscal quarter. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, and other out-of-scope items and may not be received in full during fiscal 2000. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim.
The Company is currently updating and finalizing these claims and intends to begin legal proceedings against the customer in the near future. As a related item, during the current fiscal quarter the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenues by approximately $1,200, of which approximately $1,000 was reflected in the current fiscal quarter.

4.  Inventories

     Inventories are valued at the lower of cost or market using the first-in, first out (FIFO) method and consist of the following (net of reserves):

                                                                November 26,   February 26,
                                                                    1999          1999
                                                                   (amounts in thousands)
Raw materials                                                      $  281        $  388
Work in Process                                                     4,795         2,730
                                                                   $5,076        $3,118

5.  Subordinated Debt and Preferred Stock

     The components of the subordinated debt and preferred stock at November 26, 1999 and February 26,1999, were as follows:

                                         (amounts in thousands)    (amounts in thousands)
                                           November 26, 1999          February 26,1999
                                        Subordinated   Preferred   Subordinated   Preferred
                                            Debt         Stock         Debt         Stock
Face value                                 $4,000          $0         $4,000       $2,500
Deferred financing costs                     (311)          -           (311)        (208)
Amortization of finance costs                 119           -             85            -
Accretion of preferred stock                    -           -              -           80
                                           $3,808          $0         $3,774       $2,372
Debt issued for acquisition                   350           -            350            -

Total                                      $4,158          $0         $4,124       $2,372

     On February 26,1999, the Company issued a redemption notice to redeem the outstanding 25,000 shares of Series A Preferred Stock in their entirety. On March 25,1999, the Company received notice that Sirrom Capital Corporation had exercised its conversion privilege under the terms of the agreement to convert its 25,000 shares of Series A Preferred Stock into the Company's common shares. Consequently, on April 19, 1999, the Series A Preferred was retired and 666,666 shares of common stock were issued to Sirrom Capital. Concurrent with this transaction the Company in the three months ended May 28,1999 charged retained earnings for $128 representing the difference between book and face value of the Preferred Stock and then reclassed $2,500 of Preferred Stock value to common stock at par and additional paid in capital.

6. Stockholders' Equity

     The components of stockholders' equity at February 26, 1999 and November 26, 1999 were as follows:

                                    (amounts in thousands, except share information)
                               Common Stock      Additional    Foreign   Retained
                              Shares    Amount     Capital    Currency   Earnings    Total
Balance, February 26,
  1999                      3,083,206    $308      $3,240      $ 21      $7,461    $11,030

Net income for nine
  month period ended
  November 26, 1999             -          -          -          -        1,969      1,969
Stock Split effective
  May 28, 1999              3,083,206
Dividend on preferred
  stock                         -          -          -          -          (38)       (38)
Accretion of preferred
  stock                         -          -          -          -         (128)      (128)
Shares issued in con-
  nection with conver-
  sion of preferred
  stock                       666,666      33       2,467                            2,500
Shares issued in con-
  nection with employee
  stock purchase and
  stock option plans           21,900       2          88        -           -          90
Foreign currency exchange
  adjustments                    -          -          -       (22)                    (22)

Balance at November 26,
  1999                      6,854,978    $343     $5,795      $ (1)      $ 9,264   $15,401

7.  Acquisition of ETC-PZL Aerospace Industries, Ltd.

     On April 21, 1998, ETC acquired 65% ownership of MP-PZL Aerospace Industries, Ltd. ("MP-PZL"), a simulation and advanced training device manufacturing company located in Warsaw, Poland for $375 in cash, an 8% interest-only three-year note payable for $350 and 55,000 shares of ETC's common stock. MP-PZL was subsequently renamed ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"). ETC's cost for this acquisition was $1,220 and has been recorded in the accompanying balance sheet under the purchase method of accounting for business combinations. In connection with the acquisition, the Company recorded goodwill of $662 and a minority interest of $300. Amortization expense was $8 and $25, respectively, for the three and nine month periods ending November 26, 1999 and $8 and $16, respectively, for the three and nine month periods ending November 27,1998. Additionally, accumulated amortization was $50 and $25 respectively at November 26, 1999 and February 26,1999.

     ETC-PZL's fiscal period ends December 31, 1999. The results of ETC-PZL for the three and nine month periods ended September 30, 1999 have been included in ETC's results of operations for the three and nine month periods ended
November 26, 1999, respectively. The results of ETC-PZL for the three and six month period ending September 30, 1998, have been included in ETC's results of operation for the three and nine month periods ended November 27, 1998. On a pro-forma basis, had the Company in the prior fiscal period consolidated the results of ETC-PZL for the three month period ended March 31, 1998, sales would have been $21,307, gross profit would have been $7,790, operating income would have been $2,750, net income would have been $1,014, basic earnings per share would have been $.13, and diluted earnings per share would have been $.12 for the nine month period ended November 27,1998.

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



Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition
    (amounts in thousands, except share and per share amounts)

Results of Operations
Three months ended November 26, 1999 compared to November 27,
1998.

     The Company had net income of $763, or $.10 per share (diluted, post-split), versus net income of $399, or $.05 per share (diluted, post-split), for the corresponding third quarter of fiscal 1999. Sales for the quarter were $9,107, an increase of $1,632, or 21.8%, over the corresponding prior period. The primary contributor to the sales increase was contracts for the Company's Aircrew Training Systems, including entertainment, although an increase was also seen for environmental products. Overall, domestic sales were up $496, or 34.7% over the prior period, and represented 21.1% of the Company's total sales, up from 19.1% a year ago. International sales were up $1,016, or 17.4%, and represented 75.3% of total sales, down from 78.1% in the prior period. The Company's Aircrew Training Systems increased $1,468 , or 21.3%.

     Gross profit increased $733, or 27.7%, reflecting higher sales at a higher gross margin rate. As a percentage of sales, gross profit was 37.1%, compared to 35.4% for the same period a year ago. The increase in rate between the periods reflected the higher mix of higher margin ATS products coupled with higher margins in the environmental line.

     Selling and administrative expenses increased $246, or 15.6%, reflecting additional marketing and general support expenses in line with the sales growth. As a percentage of revenues, selling and administrative expenses reduced approximately one percentage point between the periods.

     Research and development expenses were up from the prior period reflecting additional product development primarily in the Company's Turkish software branch.

     Interest and other fees were down 47.3% from the prior period reflecting reduced interest charges on reduced cash borrowings.

     The Company's tax rate approximates the statutory rate.

Results of Operations
Nine months ended November 26, 1999 compared to November 27,
1998.

     The Company had net income of $1,969, or $.24 per share (diluted, post-split), versus net income of $1,095, or $.14 per share (diluted, post-split), for the corresponding period of fiscal 1999. Sales for the nine months were $25,681, an increase of $4,750 or 22.7% over the corresponding prior period. The primary contributor to the sales increase was increased contracts for the Company's Aircrew Training Systems, both domestic and international, increased sales in the environmental line, and an additional three months sales for the Company's Poland subsidiary.

     Overall, domestic sales were up $2,896, or 71.6% over the prior period, and represented 27.0% of the Company's total sales, up from 19.3% a year ago. International sales were up $2,174, or 13.8% over the prior period, and represented 74.9% of total sales, approximately equal to the prior year.

     The Company's Aircrew Training Systems sales increased
$2,510, or 14.8%.

     Gross profit increased $1,798, or 23.4%, reflecting higher sales at a slightly higher gross margin rate. As a percentage of sales, gross profit was 36.9%, compared to 36.7% for the same period a year ago.

     Selling and administrative expenses increased $723, or 15.9%, reflecting additional marketing and general support expenses at the Company's headquarters and an additional three months expenses for the Company's Polish subsidiary acquired in April 1998. On a pro-forma basis, had the prior period included nine months expenses for the polish subsidiary, the increase would have been $532, or 11.2%. As a percentage of revenues, selling and administrative expenses reduced approximately one and one-third percentage points between the periods and was 20.5% for the current year.

     Research and development expenses were up from the prior period reflecting additional product development primarily for entertainment products and software development.

     Interest and other fees were down 44.2% from the prior period reflecting reduced interest charges on reduced cash borrowings.

     The Company's tax rate approximates the statutory rate.

Liquidity and Capital Resources

     During the nine month period ended November 26,1999, the Company used $3,593 for operating activities. This was primarily a result of an increase in accounts receivable and inventories and a decrease in billings in excess of costs and estimated earnings on uncompleted long-term contracts and customer deposits. The usage primarily reflected production costs for projects that had significant advance payments collected in prior periods. Partial offsets were net income, non-cash expenses of depreciation and amortization, and a decrease in costs and estimated earnings in excess of billings on uncompleted long-term contracts. Versus last year's corresponding period, net cash used in operating activities reflected an improvement of 23.1%.

     Investment activities consisted of purchases for capital equipment and capitalized software

     Financing activities consisted of dividend payments on preferred stock for a partial period and payments on capitalized leases partially offset by proceeds from the issuance of stock under employee stock options. On April 19,1999, the Series A Preferred Stock was converted into Common shares. Thus, dividend payments ceased as of that date.

     The Company's sales backlog at August 27,1999, and February 26, 1999, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $26,000 and $33,500 respectively.

Year 2000 Disclosures

     As of January 1, 2000, the company experienced no major issues during the transition from 1999 to 2000.

                  ____________________________

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



                   Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In June 1999, a lawsuit commenced against the Company in April, 1997, in the United States District Court for the District of Puerto Rico by an employee of a customer who claimed to have been injured as a result of an alleged malfunction of a sterilizer manufactured by the Company was settled with no material impact on the Company.

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

Item 4.  Submission of Matters to Vote of Security Holders

     Al the Company's Annual Meeting of Stockholders held on
September 9, 1999, the following proposals were adopted by the vote specified below. No other matters were submitted to a vote of security holders at the Annual Meeting.

Proposal One: To elect five directors to serve until successors have been elected and qualified.

                                                                            Abstentions and
Nominee                                                 For      Withheld   Broker Nonvotes
Craig MacNab                                         4,482,793    178,800         828
Richard E. McAdams                                   4,482,793    178,800         828
William F. Mitchell                                  4,482,793    178,800         828
Pete L. Stephens                                     4,482,793    178,800         828
Phillip L. Wagner                                    4,482,793    178,800         828

     Proposal Two: To consider and act upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares.

   For      Against   Abstain   Broker Nonvotes
4,403,977   248,780    8,008           0

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

Date:  January 10, 2000      ENVIRONMENTAL TECTONICS CORPORATION

                             (Registrant)

                             By:/s/Duane Deaner
                                Duane Deaner,
                                Chief Financial Officer
                                (authorized officer and
                                principal financial officer)



                          EXHIBIT INDEX

 3.1 Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28,
      1997).

 3.2 Bylaws (Incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 25, 1994).

27   Financial Data Schedule



21
SL1 34104v1/30113.001