Form 10-K
period 2000-02-25
ENVIRONMENTAL TECTONICS CORP
filed 2000-05-25
CIK 33113

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act Of 1934 For the fiscal year ended February 25, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [no fee required]

For the transition period from ____________ to ____________.

Commission File Number 1-10655

                       ENVIRONMENTAL TECTONICS CORPORATION
                       -----------------------------------
              (Exact name of small business issuer in its charter)

        Pennsylvania                                      23-1714256
-------------------------------                          ------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

       County Line Industrial Park
        Southampton, Pennsylvania                           18966
----------------------------------------                  --------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (215) 355-9100

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.05 per share
                     --------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  x                No
                               ---                  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of May 19, 2000, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $32,852,000. As of May 19, 2000, there were 7,088,646 shares of Registrant's common stock, $0.05 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's 2000 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Part II, Items 5, 6, 7, and 8. Proxy statement to be used with the Registrant's annual meeting to be held August 31, 2000, is incorporated by reference in response to
Item 11 of Part 3 hereof.

Transitional Small Business Disclosure Format:  Yes ___   No  x
                                                             ---

         Certain statements under Item 1 and Item 7 contained herein or as may otherwise be incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to: statements regarding future product development, technological advances and market acceptance of products. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Environmental Tectonics Corporation (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, general economic and business conditions, competition, technological advances, political unrest in customer countries, contract cancellations and other risk factors that are detailed in this document and in other periodic reports and registration statements filed by Environmental Tectonics Corporation with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to the company on the date hereof, and the Company assumes no responsibility to update any such forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

                                     PART I

Item 1. Description of Business

(a)      Business Development

         Environmental Tectonics Corporation ("ETC" or the "Company"), a Pennsylvania corporation, incorporated in 1969, is principally engaged in the design, manufacture and sale of software driven products used to A) create and monitor the physiological effects of motion on humans and equipment and B) control, modify, simulate and measure environmental conditions. These products include aircrew training systems, entertainment products, sterilizers, environmental and hyperbaric chambers, and other products which involve similar manufacturing techniques and engineering technologies.

         Since February 26, 1999, there has been no material change in the Company's mode of conducting business.

(b)      Business of the Company

         The company operates in two primary business segments, Aircrew Training Systems and Industrial Group.

         Aircrew Training Systems. This segment includes three primary product groups.

         The Company's aircrew training devices are used for medical research, advanced flight training, and for the indoctrination and testing of military and commercial pilots. The major devices sold in this product area are commercial flight simulators, night vision trainers, water survival training equipment, disorientation training equipment, human centrifuges, ejection seat trainers and vehicle and tank simulators. The Company provides operation and maintenance services for installed equipment it manufactures as well as equipment produced by others.

         The Company's entertainment products consist of motion-based simulation rides and other products.

         The Company's Disaster Management Systems line includes real-time interactive training programs that allow instruction on various disaster situations.

         The aircrew training system class of products as a whole represented 75%, 84% and 75% of consolidated revenues of the Company for the years ended February 25, 2000, February 26,1999 and February 27, 1998, respectively.

         Industrial Group.  This segment includes three primary product groups:

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

         Sales in this class of products were 25%, 16% and 25% of consolidated revenues of the Company for the years ended February 25,2000, February 26, 1999 and February 27, 1998, respectively.

         The Company also provides control operator repair and upgrades and maintenance service for its own and other manufacturers' equipment.

Marketing

         The Company currently markets its products and services primarily through its sales offices and employees. At February 25, 2000, approximately 19 employees were committed to sales and marketing functions. The Company uses branch offices in the United Kingdom, the Middle East, and Asia as well as the services of approximately 100 independent sales organizations in seeking foreign orders for its products.

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

         Within the Aircrew Training Segment, product development emphasizes enhancing control systems and software graphics and exploring commercial possibilities. The Company's product development efforts will be focused on three areas:

                  - Disaster Management Simulation. The Company is in production of a major contract from the City of Chicago to develop, install and maintain a computer-based Incident Command Simulator. The company will continue to explore product applications and extensions to this Intelligent Virtual Reality product.

                  - G-force and Disorientation trainers. The Company is updating all software to a windows based platform.

                  - Entertainment. The Company is evaluating product extensions to motion based amusement rides.

         On April 16, 1999, the Company formed a new wholly owned subsidiary, Entertainment Technology Corporation, to handle all of the Company's future entertainment projects. Product development in this class will emphasize entertainment applications of our proven ATS simulation technology.

         The Company reported research and development costs of $920,000, $397,000 and $148,000 for the years ended February 25,2000, February 26, 1999 and February 27, 1998, respectively. However, the majority of the Company's research and development efforts are not separately identified and recorded. Instead, they are expressed as part of project job costs in the cost of sales.

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

         In fiscal 2000, the Company's major customers included Mend's International $8,107,000, the United Kingdom Ministry of Defense $4,821,000, and the Walt Disney companies, $3,681,000. These companies do not have any relationship with the Company other than as customers.

Foreign and Domestic Operations and Export Sales

         During the years ended February 25,2000, February 26, 1999 and February 27, 1998, approximately $1,587,000 (5%), $1,158,000 (4.0%) and $2,936,000 (10%),
respectively, of the Company's net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the federal government.

         During the years ended February 25,2000, February 26, 1999 and February 27, 1998, $23,907,000 (69%), $22,876,000 (78%) and $17,490,000 (60%),
respectively, of the Company's net revenues were attributable to export sales or sales for export. (See Note 11 to the Company's consolidated financial statements incorporated herein by reference to the Annual Report.) On export sales, customers' obligations to the Company are normally secured by irrevocable letters of credit based on the credit worthiness of the Customer.

         The Company does not believe that the distribution of its sales for any particular period is necessarily indicative of the distribution expected for any other period.

         A large portion of the Company's sales are under long-term contracts requiring more than one year to complete. The Company accounts for sales under long-term contracts on the percentage of completion basis. (See Note 1 to consolidated financial statements incorporated herein by reference to the annual report).

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

Backlog

         The Company's sales backlog at February 25, 2000, and February 26, 1999, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $44,146,000 and $32,141,000, respectively. In addition, the Company's training and maintenance contracts backlog at February 25, 2000 and February 26, 1999, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,288,000 and $1,311,000, respectively. Of the February 25,2000 backlog, approximately $38,725,000 is under contracts for aircrew training systems and maintenance support including $25,755,000 for the Walt Disney companies. Approximately 64% of the February 25, 2000, backlog is expected to be completed prior to February 23, 2001.

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

Compliance with Environmental Laws

         The Company has not incurred during fiscal 2000 nor does it anticipate incurring during fiscal 2001 any material capital expenditures to maintain compliance with Federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor does the Company anticipate that compliance with these provisions will have a material adverse effect on its earnings or competitive position.

Employees

         On February 25, 2000, the Company had 292 full-time employees, of whom 6 were employed in executive positions, 109 were engineers, engineering designers, or draftspeople, 67 were administrative (sales, accounting, etc.) and clerical personnel, and 110 were engaged principally in production and operations.

Item 2. Description of Property

         The Company owns its executive offices and principal production facilities located on a 5-acre site in the County Line Industrial Park, Southampton, Pennsylvania in an approximately 70,000 square foot steel and masonry building. Approximately 55,000 square feet are devoted to manufacturing, and 15,000 square feet to office space. The original building was erected in 1969 and additions were made in 1973, 1976, 1985 and 1991. This property serves as collateral for the Company's revolving credit facility. Additionally, the Company rents office space at various sales and support locations throughout the world and at its Polish subsidiary.

         The Company considers its machinery and plant to be in satisfactory operating condition. It plans to construct an addition to its main building in Southampton, PA, in fiscal 2001. Increases in the level of operations beyond that expected in the current fiscal year might require the Company to obtain additional facilities and equipment.

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

Item 6. Selected Financial Data

         See information appearing under the heading "Financial Review" in the annual report, attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

Item 8.  Financial Statements

         See the information appearing under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the Annual Report, attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant;

         The following table sets forth certain information with respect to the directors and executive officers of the Registrant:

                                          Served
                                            as          Principal Occupations
                                         Director         and Positions and
                                        or Officer        Offices with the
Name                          Age        Since(1)              Company
----                          ---       ----------      ---------------------

William F. Mitchell(2)        58           1969         Chairman of the Board,
                                                        President and Director

Richard E. McAdams(3)         64           1985         Executive Vice President
                                                        and Director

Philip L. Wagner, Ph.D.(4)    63           1993         Director

Pete L. Stephens, M.D.(5)     62           1974         Director

Craig Macnab(6)               44           1997         Director

Duane D. Deaner(7)            52           1996         Chief Financial Officer

--------------------

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

(6) Mr. Macnab has served as Director of the Company since June 1997. Since January 1997, Mr. Macnab had been the President of Tandem Capital, Inc. which makes investments in micro-cap public companies. On February 24, 1999, Mr. Macnab tendered his resignation from the Board of Directors as a designee of Sirrom Capital Corporation, following which he then accepted the Board's invitation to serve as an independent member of the Board. Subsequent to fiscal year end Mr. Macnab terminated his position with Tandem Capital Corporation. From 1993 to 1996, Mr. Macnab served as the general partner of MacNiel Advisors, Inc., the general partner of three private funds that invested in the publicly traded securities of small public companies. From 1987 to 1993, Mr. Macnab was a partner of J.C. Bradford & Co., a regional brokerage firm, jointly responsible for the merger and acquisition department and a private mezzanine capital fund. From 1981 to 1987, Mr. Macnab was employed by Lazard Freres & Co. Mr. Macnab is also a director of JDN Realty, Smart Choice Automotive Group and Teltronics, Inc.

(7) Mr. Deaner has served as Chief Financial Officer of the Company since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995.

Committees of the Board of Directors

         During the year ended February 25, 2000, the Company had an Audit Committee consisting of the following directors: Messrs. Mitchell, Philip L. Wagner and Dr. Pete L. Stephens. The independent outside directors also served on the Company's Compensation Committee during the year ended February 25, 2000. The Audit Committee is charged with reviewing and overseeing the Company's financial systems and internal control procedures and conferring with the Company's independent accountants with respect thereto. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel.

         During the year ended February 25, 2000, the Board of Directors held 3 meetings and the Audit Committee and Compensation Committee each held 1 meeting. All members of the Board attended all of the meetings of the Board held while they were members of the Board. All members of the Audit Committee and Compensation Committee attended all meetings of the Committee held while they were members thereof.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended February 25, 2000, its officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements except for Mr. Mitchell who had 1 late filing of Form 4 and Mr. McAdams who had 3 late filings of Form 4.

Item 11. Executive Compensation

         REMUNERATION OF DIRECTORS AND OFFICERS

         The following table sets forth compensation paid by the Company to the Chief Executive Officer for services rendered during fiscal years 2000,1999,1998
 . There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning the Company's compensation and benefit programs.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
                                                                              Other
Name and                                                       Annual        All Other
Principal                  Fiscal                             Compen-        Compen-
Position                    Year    Salary($)   Bonus($)    sation($)(1)   sation($)(2)
---------                  ------   ---------   --------    ------------   ------------
William F. Mitchell,        2000    $225,000    $12,023     $   -           $4,000
President and Chief         1999     207,085    126,563          -           3,876
Executive Officer           1998     178,450          -          -           3,876



(1) The Company's executive officers receive certain perquisites. For fiscal years 2000, 1999 and 1998, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(2) These amounts represent the Company's contribution to the Retirement Savings Plan.

Directors of the Company who are not officers of the Company are paid $600 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of May 19, 2000, the number of shares and percentage of the Company's Common Stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to the Company's knowledge, more than 5% of the outstanding Common Stock. The table also sets forth the holdings of all directors and executive officers as a group.

                                                Amount and
                                                Nature of           Percent
                                                Beneficial             of
Name and Address of Beneficial Owner            Ownership            Class
------------------------------------            ---------          --------
William F. Mitchell (1)                          1,777,998           25.1%
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Pete L. Stephens, M.D. (2)                         675,300(3)         9.5%
40 Bridgetown Rd
Hilton Head Island
South Carolina 29928

Richard E. McAdams (2)                              33,742(4)         *
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Philip L. Wagner, Ph.D. (2)                         12,000(5)         *
Chadds Ford Technologies, Inc.
P.O. Box 377
Chadds Ford, PA  19317

Duane D. Deaner                                      8,750(6)         *
c/o Environmental Tetonics
 Corporation
County Line Industrial Park
Southampton, PA 18966

Craig Macnab(2)                                          0            *
428 Westview Avenue
Nashville, TN  37205

FINOVA Mezzanine Capital                           840,986(7)        11.3%
500 Church Street, Suite 200
Nashville, TN 37219

Emerald Advisors, Inc.                             635,840(8)         9.0%
1857 William Penn Way
P.O. Box 10666
Lancaster, PA 17605-0666

All directors, executive
officers and 5% owners as a group (8 persons)    3,984,616(9)        53.5%
* less than 1%
--------------------

(1) Chairman of the Board, President and Director of the Corporation. Shares of Common Stock include 192,000 shares held by Mr. Mitchell's wife.

(2)  Director of the Corporation.

(3) Includes 25,500 shares held by or for the benefit of Dr. Stephens' wife and two of his children.

(4) Includes options to purchase 12,500 shares of Common Stock held under the Company's Incentive Stock Option Plan which are presently exercisable.

(5) Includes 8,000 shares of Common Stock held by or for the benefit of Dr. Wagner's wife.

(6) Includes options to purchase 8,750 shares of Common Stock held under the Company's Incentive Stock Option Plan which are currently exercisable.

(7) These shares include 332,820 shares of Common Stock underlying a presently exercisable warrant to purchase shares of Common Stock.

(8) As reported in a Schedule 13G, dated February 1,2000, filed by Emerald Advisors, Inc., Emerald has sole voting power with respect to 432,880 shares of Common Stock and sole dispositive power over 202,960 shares of Common Stock.

(9) Includes options to purchase 12,500 and 8,750 shares of Common Stock which may be acquired by Director McAdams and Duane Deaner, Chief Financial Officer, respectively, upon the exercise of options granted under the Company's Incentive Stock Option Plan.

Item 12. Certain Relationships and Related Transactions
                       None


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

10.6 Amendment to Revolving Credit Agreement dated as of November 28, 1997, as filed as Exhibit 10.6 to registrant's Form 10-KSB for the year ended February 27, 1998, and is incorporated herein by reference.

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

13 Portions of Registrant's 1999 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

21        List of subsidiaries.

23        Consent of Grant Thornton LLP.

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

                                   ENVIRONMENTAL TECTONICS CORPORATION

                                   By     /s/ William F. Mitchell
                                       --------------------------------
                                       William F. Mitchell,
                                       President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                        Position                    Date
        ----                        --------                    ----

/s/ William F. Mitchell
--------------------------        Chairman of the Board,            May 25, 2000
William F. Mitchell               Chief Executive Officer,
                                  President and Director


/s/ Duane D. Deaner
--------------------------        Chief Financial                   May 25, 2000
Duane D. Deaner                   Officer (Principal
                                  Accounting Officer)



/s/ Richard E. McAdams
--------------------------        Director                          May 25, 2000
Richard E. McAdams



/s/ Craig Macnab
--------------------------        Director                          May 25, 2000
Craig Macnab



/s/ Pete L. Stephens
--------------------------        Director                          May 25, 2000
Pete L. Stephens, M.D.



/s/ Philip L. Wagner
--------------------------        Director                          May 25, 2000
Philip L. Wagner, Ph.D.

ENVIRONMENTAL TECTONICS CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)


   Column A                                       Column B             Column C          Column D        Column E
   --------                                       --------             --------          --------        --------

                                                                        Charges/
                                                 Balance at            (Credits)                        Balance At
                                                  Beginning            to Costs/                          End of
 Description                                      of Period             Expenses       Reductions(A)      Period
 -----------                                      ---------             --------       -------------      ------
Year ended February 25, 2000:

  Valuation and qualifying accounts related to:

    Accounts receivables                          $  385                 $   -             $ 18            $  367

    Inventory                                     $  625                 $  95             $  -            $  720

    Property, plant and equipment                 $7,527                 $ 535             $ 58            $8,004

    Software development costs                    $4,619                 $ 596             $  -            $5,215

    Other assets                                  $   25                 $  36             $  -            $   61

Year ended February 26, 1999

  Valuation and qualifying accounts related to:

    Accounts receivable                           $  379                 $  83             $ 77            $  385

    Inventory                                     $1,040                 $(315)            $100            $  625

    Property, plant and equipment                 $6,729                 $ 798             $  -            $7,527

    Software development costs                    $3,914                 $ 705             $  -            $4,619

    Other assets                                  $    0                 $  25             $  -            $   25

Year ended February 27, 1998

  Valuation and qualifying accounts related to:

    Accounts receivables                          $  237                 $ 142             $  -            $  379

    Inventory                                     $  756                 $ 284             $  -            $1,040

    Property, plant and equipment                 $6,258                 $ 482             $ 11            $6,729

    Software development costs                    $3,244                 $ 670             $  -            $3,914

    Other assets                                  $    0                 $   -             $  -            $    0



                       (A) Amounts written off or retired

                                  EXHIBIT INDEX

Exhibit No.     Item
-----------     ----

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

    10.6 Amendment to Revolving Credit Agreement dated as of November 28, 1997, as filed as Exhibit 10.6 to registrant's Form 10-KSB for the year ended February 27, 1998, and is incorporated herein by reference.

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

    23         Consent of Grant Thornton LLP.

    27         Financial Data Schedule

---------------
*    Represents a management contract or a compensatory plan or arrangement.