Form 10-Q
period 2000-05-26
ENVIRONMENTAL TECTONICS CORP
filed 2000-07-10
CIK 33113

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 26, 2000

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission File No. 1-10655

                       ENVIRONMENTAL TECTONICS CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-1714256
--------------------------------             -------------------
  (State or other jurisdiction                  (IRS Employer
of incorporation or organization             Identification No.)

                           COUNTY LINE INDUSTRIAL PARK
                         SOUTHAMPTON, PENNSYLVANIA 18966
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 355-9100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                 Yes    x             No
                     -------             -------

     The number of shares outstanding of the registrant's common stock as of July 05, 2000 is: 7,088,646

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Environmental Tectonics Corporation
                         Consolidated Income Statements
                                   (unaudited)


                                                 Three months ended:
                                           ---------------------------
                                             May 26,       May 28,
                                               2000           1999
                                           ------------   ------------
                             (thousands, except share and per share information)

Net Sales                                    $ 7,157        $ 8,295
Cost of goods sold                             3,802          4,877
                                             -------        -------

Gross profit                                   3,355          3,418
                                             -------        -------

Operating expenses:
Selling and administrative                     1,658          1,870
Research and development                         175            122
                                             -------        -------
                                               1,833          1,992
                                             -------        -------
Operating income                               1,522          1,426
                                             -------        -------

Other expenses:
Interest expense                                 192            177
Other, net                                       (21)            18
                                             -------        -------
                                                 171            195
                                             -------        -------
Income before income taxes                     1,351          1,231
Provision for income taxes                       467            431
                                             -------        -------
Income before minority interest                  884            800
Income (loss) attributable to
  minority interest                                2            (35)
                                             -------        -------
Net income                                   $   882        $   835
                                             =======        =======

Per share information:
Income available to common
  shareholders                               $   882        $   669
Income per share: basic                      $  0.13        $  0.11
Income per share: diluted                    $  0.12        $  0.10
Number of shares: basic                    7,035,000      6,293,000
Number of shares: diluted                  7,534,000      6,925,000


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets

                                                                   May 26,  February 25,
                                                                     2000          2000
                                                                 ------------  ------------
                                                                  (unaudited)   (audited)
                                                                   (amounts in thousands,
                                                                    except share and per
                                                                      share information)
                Assets
Current assets:
  Cash and cash equivalents                                        $ 1,259       $ 1,725
  Cash equivalents restricted for letters of credit                  1,242            32
  Accounts receivable, net                                          10,840        10,771
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                 10,103         8,878
  Inventories                                                        5,172         3,904
  Deferred tax asset                                                   689           689
  Prepaid expenses and other current assets                            650           482
                                                                   -------       -------
                                                                    29,955        26,481
Property, plant and equipment, at cost, net of accumulated depreci-
  ation of $8,135 at May 26, 2000 and $8,004 at February 25, 2000    3,462         3,300
Software development costs, net of accumulated amortization of
  $5,368 at May 26, 2000 and $5,215 at February 25, 2000               993         1,096
Other assets                                                         1,017         1,020
                                                                   -------       -------
    Total assets                                                   $35,427       $31,897
                                                                   =======       =======

Liabilities and Stockholders' Equity
             Liabilities
Current liabilities:
  Current portion of long-term debt                                $   331       $   78
  Accounts payable - trade                                           1,258        1,830
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                  2,032        3,282
  Customer deposits                                                  2,935        2,935
  Accrued income taxes                                                 901          455
  Accrued liabilities                                                1,222        1,595
                                                                   -------      -------
    Total current liabilities                                        8,679       10,175
                                                                   -------      -------

Long-term debt, less current portion:
  Credit facility payable to banks                                   2,570        4,093
  Long-Term Bonds,net                                                5,071            0
  Subordinated debt                                                    350          350
  Other                                                                  1           12
                                                                   -------      -------
                                                                     7,992        4,455
Deferred income taxes                                                  652          652
                                                                   -------      -------
    Total liabilities                                               17,323       15,282
                                                                   -------      -------

Minority interest                                                      373          370
                                                                   -------      -------

         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  7,088,646 and 6,864,280 issued and outstanding at
  May 26, 2000 and February 25, 2000, respectively                     354          343
Capital contributed in excess of par value of common stock           6,419        5,832
Foreign currency exchange adjustment                                   (56)         (62)
Retained earnings                                                   11,014       10,132
                                                                   -------      -------
    Total stockholders' equity                                      17,731       16,245
                                                                   -------      -------
Total liabilities and stockholders' equity                         $35,427      $31,897
                                                                   =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                     Three months ended
                                                                   May 25,        May 28,
                                                                    2000           1999
                                                                ------------   ------------
                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income                                                      $   882        $   835
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                     336            419
    Provision for losses on accounts receivable and inventories      (167)            20
    Minority interest                                                   3            (35)
    Changes in operating assets and liabilities:
      Accounts receivable                                             (67)           967
      Costs and estimated earnings in excess of billings on uncom-
        pleted long-term contracts                                 (1,225)         2,112
      Inventories                                                  (1,293)        (1,402)
      Prepaid expenses and other current assets                      (141)           119
      Other assets                                                    (23)           (51)
      Accounts payable                                               (572)            28
      Billings in excess of costs and estimated earnings on uncom-
        pleted long-term contracts                                 (1,250)          (704)
      Customer deposits                                                 0           (605)
      Accrued income taxes                                            446            200
      Other accrued liabilities                                      (371)          (325)
      Payments under settlement agreements                            (30)           (30)
                                                                  -------        -------
Net cash (used in) provided by operating activities                (3,472)         1,548
                                                                  -------        -------

Cash flows from investing activities:
  Acquisition of equipment                                           (293)          (207)
  Capitalized software development costs                              (50)             0
  Purchase of subsidiary, net                                         195              0
                                                                  -------        -------
Net cash used in investing activities                                (148)          (207)

Cash flows from financing activities:
  Net repayments under credit facility                             (1,523)             0
  Proceeds from long-term bonds                                     5,470              0
  Deferred financing costs                                           (175)            --
  Payment of dividends on preferred stock                               0            (38)
  Increase in cash equivalents,restricted                          (1,210)             0
  Proceeds from issuance of common stock/warrants                     598             14
  Capital leases/other                                                (12)           (12)
                                                                  -------        -------
Net cash provided by (used in) financing activities                 3,148            (36)
                                                                 --------       --------

Effect of exchange rate changes on cash                                 6             (7)
                                                                 --------       --------
Net (decrease) increase in cash and cash equivalents                 (466)         1,298
Cash and cash equivalents at beginning of period                    1,725          5,344
                                                                  -------       --------
Cash and cash equivalents at end of period                        $ 1,259       $  6,642
                                                                  =======       ========

Supplemental schedule of cash flow information:
  Interest paid                                                       141              0
  Income taxes paid                                                    36            284
Supplemental information on noncash operating and investing activities:
  During the three month period ended May 28,1999, the Company transferred a $100 demonstration unit from property, plant and equipment to inventory.
The unit was subsequently sold.

The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                   Notes to Consolidated Financial Statements
         (amounts in thousands, except share and per share information)

1.  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation ("ETC" or the "Company"), its wholly-owned subsidiaries ETC International Corporation, Entertainment Technology Corporation, and ETC Europe, and its majority-owned subsidiary ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL").

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations and the financial results for the period presented may not be indicative of the full year's results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 25, 2000. Certain reclassifications have been made to the fiscal 2000 financial statements to conform with the fiscal 2001 presentation.

2.  Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three month periods ended May 26, 2000 and May 28, 1999. All earnings per share and share amounts have been restated to reflect a 2 for 1 stock split effective May 28, 1999.

                                                 Three months ended:
                                           ---------------------------
                                              May 26,         May 28,
                                               2000           1999
                                           ------------   ------------
                                          (amounts in thousands, except
                                         share and per share information)
Net income                                       $882           $835
Less preferred stock dividends                      0            (38)
Less accretion of preferred stock                   0           (128)
                                            ---------      ---------

Income available to common
  stockholders                                   $882           $669
                                            =========      =========

Basic earnings per share:
  Weighted average shares                   7,035,000      6,293,000
  Per share amount                              $0.13          $0.11
                                            =========      =========

Diluted earnings per share:
  Weighted average shares                   7,035,000      6,293,000
  Effect of dilutive  securities:
    Stock options                             181,000        170,000
    Stock warrants                            318,000        462,000
                                            ---------      ---------
                                            7,534,000      6,925,000
  Per share amount                              $0.12          $0.10
                                            =========      =========



3.  Accounts Receivable

     The components of accounts receivable are as follows:

                                                                   May 26,     February 25,
                                                                    2000           2000
                                                                ------------   ------------
                                                                   (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
  subject to negotiation                                           $ 5,843        $ 5,145
U.S. commercial receivables billed                                   1,602          1,395
International receivables billed and unbilled contract costs
  subject to negotiation                                             3,760          4,598
                                                                   -------        -------
                                                                    11,205         11,138
Less allowance for doubtful accounts                                  (365)          (367)
                                                                   -------        -------
                                                                   $10,840        $10,771
                                                                   =======        =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded beginning in fiscal year 1994, including $1,148 recorded during the first quarter of fiscal 2001. (See commentary concerning "agreement in principle" following.) The Company has recorded claims, amounting to $3,898, to the extent of contract costs incurred, and accounts receivable of $1,649, representing the balance due under the contract. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 2001. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim and is based on recovery estimates which incorporate facts and events relevant to the claims process. The Company currently has approximately $12,000 in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. In May 2000, the Company and the U.S. Government reached an agreement in principle which would include resolution of all U.S. Navy claims on a global basis and contracted additional work on the centrifuge. The Government is currently seeking approvals for the agreement.

International receivables and unbilled contract costs subject to negotiation

     International receivables billed includes $900 related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4,600 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229 performance bond, as well as a draw on an approximately $1,100 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. The balance due on the contract is still under review and at this point the Company is not able to determine what, if any, impact the extended completion period will have upon the receipt of final payment. However, the Company has continued the payment recovery process and recently fowarded to the RTAF a letter from the U.S. State Department supporting the Company's position as to the export license delay. Also, the Company is currently working with the RTAF to finalize new project requirements.

     Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for three contracts covering 1994 to the present. Claims aggregating $1,610 have been recorded beginning in the third quarter of fiscal 2000 including $110 recorded in the first quarter of fiscal 2001. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, and other out-of-scope items and may not be received in full during fiscal 2001. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company is currently updating and finalizing these claims and also to has legal proceedings against the customer. As a related item, during the third quarter of fiscal 2000, the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values by $1,600 and corresponding revenue recognition by approximately $1,400.

4.  Inventories

     Inventories are valued at the lower of cost or market using the first-in, first out (FIFO) method and consist of the following (net of reserves):

                                                    May 26,    February 25,
                                                     2000          2000
                                                 ------------   ------------
                                                    (amounts in thousands)

Raw materials                                       $  291        $  343
Work in Process                                      4,881         3,561
                                                    ------        ------
                                                    $5,172        $3,904

5. Stockholders' Equity

     The components of stockholders' equity at February 25, 2000 and May 26, 2000 were as follows:

                                    (amounts in thousands, except share information)
                               Common Stock
                            ------------------   Additional    Foreign   Retained
                              Shares    Amount     Capital    Currency   Earnings    Total
                            ---------   ------   ----------   --------   --------   -------
Balance, February 25,
  2000                      6,864,280    $343      $5,832     $ (62)     $10,132    $16,245

Net income for three
  month period ended
  May 26, 2000                   -          -          -          -          882        882
Shares issued in con-
  nection with conver-
  sion of warrants            212,866      10         508                               518
Shares issued in con-
  nection with employee
  stock option plans           11,500       1          79        -             -         80
Foreign currency exchange
  adjustments                    -          -          -         6             -          6
                            ---------    ----     -------     ----       -------    -------

Balance at May 26,
  2000                      7,088,646    $354     $6,419     $ (56)      $ 11,014   $17,731
                            =========    ====     ======     =====       ========   =======


6. Business Segment Information

   The Company primarily manufactures, under contract, various types of high-technology equipment which it has designed and developed. The Company considers its business activities to be divided into two segments: Aircrew Training Systems (ATS) and Industrial Simulation.The ATS business produces devices which create and monitor the physiological effects of motion, including spatial disorientation and centrifugal forces for medical, training, research and entertainment markets. The Industrial Group produces chambers that create environments that are used for sterilization, research and medical applications. The following segment information reflects the accrual basis of accounting:

                                            Industrial
                                      ATS    Group     Total
                                       amounts in thousands
Three months ended May 26, 2000
-------------------------------
   Net Sales                        $ 5,776   $1,381   $ 7,157
   Interest expense                     119       33       152
   Depreciation and amortization        242       94       336
   Operating income                   1,977     (259)    1,718
   Income tax provision                 650     (102)      548
   Identifiable assets               21,992    5,116    27,108
   Expenditures for segment assets      182       42       224

Three months ended May 28, 1999
-------------------------------
   Net sales                        $ 6,866   $1,429   $ 8,295
   Interest expense                     115       25       140
   Depreciation and amortization        348       71       419
   Operating income                   1,674       64     1,738
   Income tax provision                 546       14       560
   Identifiable assets               18,465    4,059    22,524
   Expenditures for segment assets      127       28       155

                                             2000       1999
Reconciliation to consolidated amounts:
   Segment operating income                $ 1,718    $ 1,738
   Less interest expense                      (152)      (140)
   Less income taxes                          (548)      (560)
                                           -------    -------
Total profit for segments                    1,018      1,038

Corporate home office expense                 (196)      (312)
Interest and other expenses                    (19)       (55)
Income tax benefit                              81        129
Minority interest                                2        (35)
                                            ------    -------
Net income                                  $  882     $  835

Segment operating income (loss) consists of net sales less applicable costs and expenses relating to these revenues. Unallocated general corporate expenses, letter of credit fees, interest expense and income taxes have been excluded from the determination of the total profit for segments. General corporate expenses are primarily central administrative office expenses. Property, plant and equipment are not identified with specific business segments because most of these assets are used in each of the segments.

Approximately 31% of sales totalling $2,237 in the first quarter fiscal 2001 were made to two international and one domestic customer in the ATS segment. Approximately 57% of sales totaling $4,760 in the first quarter of fiscal 2000 were made to two international customers in the ATS segment.

Included in the segment information for the first quarter of fiscal 2001 are export sales of $3,246. Of this amount, there are sales to or relating to governments or commercial accounts in Great Britain of $995. Sales to the US government and its agencies aggregate $1,462 for the first quarter of fiscal 2001.

Included in the segment information for the first quarter of fiscal 2000 are export sales of $6,885. Of these amounts, there are sales to or relating to governments or commercial accounts in Great Britain $1,396 and Nigeria $3,364. Sales to the U.S. government and its agencies aggregate $218 for the first quarter of fiscal 2000.

7. Acquisiton of ETC Europe

     On March 7, 2000, the Company completed the purchase for $100 of 99% of ETC Europe from the President of the Company. The purchase price, paid in two installments, was completed in the fiscal year ended February 25, 2000. The results for ETC Europe have been included in the Company's financial results for the three months ended May 26, 2000.

8.  Derivative Instruments and Hedging Activity

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting and Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for Hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Effective February 25, 2000, the Company adopted SFAS No. 133 which had no impact on the Company's consolidated financial position or results of operation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
           (amounts in thousands, except share and per share amounts)

Results of Operations
Three months ended May 26, 2000 compared to May 28, 1999.

     The Company had net income of $882, or $.12 per share (diluted), versus net income of $835, or $.10 per share (diluted), for the corresponding first quarter of fiscal 2000. Sales for the quarter were $7,157, a decrease of $1,138 or 13.7%, from the prior year as increases in the domestic and U.S. Government markets were completely offset by a decrease internationally. Domestic sales, up $1,257 or 105.5%, benefited from increased entertainment activity and sales for the large Chicago O'Hare Airport simulation project. Sales to the U.S. Government, increased almost six-fold to $1,462,000, were aided in part by including claims revenue of $1,148. In May, 2000, the Company and the U.S. Government reached an agreement in principle which would include resolution of all U.S. Navy claims on a global basis and contracted additional work on the centrifuge. The reduction in international sales, down $3,639 or 52.9%, was somewhat misleading as the prior period benefited from unusually high shipments under a large $13 million Aeromedical contract booked in February, 1999. Product-wise, significant increases were evidenced in the Environmental and Simulation groups which were up $101, 22.3% and $335, 1,508.6% respectively. Additionally, sales performance was helped by consolidating the results of ETC Europe purchased in March, 2000.

     Gross profit decreased $63 or 1.8%, as the sales volume decrease was mostly offset by a 5.7 percentage point increase in the rate as a percent of sales reflecting claims profit from the aforementioned Navy settlement in principle. As is customary in these situations, costs (representing U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes) associated with this settlement were expensed in prior fiscal periods.

     Selling and administrative expenses decreased $212, or 11.3%, primarily reflecting reduced commissions expense on less commissionable sales, partially offset by expenses for ETC Europe which was not consolidated in the prior period. As a percentage of revenues, selling and administrative expenses increased approximately .7 percentage point between the periods.

     Research and development expenses were up $53 or 43.4% from the prior period reflecting additional product development primarily in the Company's Turkish software branch.

     Interest and other fees were down 12.3% from the prior period as foreign exchange gain offset a slight increase in interest expense on larger average borrowings.

     The Company's tax rate approximates the statutory rate.

Liquidity and Capital Resources

     During the three month period ended May 26,2000, the Company used $3,472 for operating activities. This was primarily a result of an increase in costs and estimated earnings in excess of billings on uncompleted long term contracts, inventory and a reduction in billings in excess of costs and estimated earnings on uncompleted long term contracts. Positive cash was generated by net income, non-cash expenses, and an increase in the income tax accrual. The usage primarily reflected production costs for projects that are either still in inventory or had delayed billing. Versus last year's corresponding period, net cash used in operating activities reflected an increase of approximately $5 million as the prior period included higher billing activity.

     Investment activities consisted of purchases for capital equipment and capitalized software and the net cash impact of buying ETC Europe.

     Financing activities consisted of cash from the issuance of long term bonds and cash from the issuance of stock partially offset by bank repayments and an increase in restricted cash. On February 25, 2000, the Company signed an amendment to its revolving Credit Agreement originally entered into on March 27, 1997, which increased its credit facility to $15 million and extended its expiration date to August 31, 2001. Term and conditions of the amendment remained essentially the same as the original agreement. Substantially all of the Company's short-term financing is provided by this bank. On March 15, 2000, the Company issued approximately $5.5 million of unregistered taxable variable rate demand/fixed rate revenue bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4.1 million advance taken on the Company's revolving credit facility and to finance construction of an addition to the Company's main plant in Southampton, Pa. The bonds are secured by a $5.6 million irrevocable direct pay letter of credit issued by the Company's main lender which expires on March 15, 2005 and which is secured by all assets of the Company. The bonds carry a maturity date of April 1, 2020, bear a variable interest rate which adjusts each week to a rate required to remarket the bonds at full principal value (currently at 6.70% on July 2, 2000) with a cap of 17%, and are subject to mandatory redemption of $275 per year for 19 years and $245 for the 20th year.

     The Company's sales backlog at May 26,2000, and February 25, 2000, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $41,267 and $44,146 respectively. In addition, the Company's training and maintenance contracts backlog at May 26, 2000 and February 25, 2000, for work to be performed and revenue to be recognized after that date under written agreements, was approximately $1,333 and $1,288 respectively.


                          ----------------------------

     This report contains certain 'forward-looking statements' including, without limitation, statements containing the words "believes", "anticipates", intends", "expects", and words of similar import relating to the Company's operations. There are important factors that could cause actual results to differ materially from those indicated by such forward-looking statements including contract delays and cancellations, political unrest in customer countries, general economic conditions and the risk factors detailed from time to time in ETC's periodic reports and registration statements filed with the Securities and Exchange Commission, including, without limitation, ETC's Annual Report on Form 10-K for the fiscal year ended February 25, 2000.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     none

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

Date:  July 10, 2000                         ENVIRONMENTAL TECTONICS CORPORATION

                                            (Registrant)

                                            By:/s/Duane Deaner
                                               --------------------------------
                                               Duane Deaner,
                                               Chief Financial Officer
                                               (authorized officer and
                                               principal financial officer)

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