Form 10-Q
period 2000-08-25
ENVIRONMENTAL TECTONICS CORP
filed 2000-10-10
CIK 33113

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 25,2000

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

     The number of shares outstanding of the registrant's common stock as of October 3, 2000 is: 7,099,246

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Environmental Tectonics Corporation
                         Consolidated Income Statements
                                   (unaudited)


                                      Three months ended:             Six months ended:
                                  ---------------------------   ---------------------------
                                   August 25,    August 27,     August 25,     August 27,
                                      2000           1999          2000           1999
                                  ------------   ------------   ------------  ------------
                                     (thousands, except share and per share information)
Net sales                           $ 6,994        $ 8,279        $14,151        $16,574
Cost of goods sold                    4,316          5,456          8,118         10,477
                                    -------        -------        -------        -------

Gross profit                          2,678          2,823          6,033          6,097
                                    -------        -------        -------        -------

Operating expenses:
Selling and administrative            1,887          1,732          3,545          3,458
Research and development                309            375            484            497
                                    -------        -------        -------        -------
                                      2,196          2,107          4,029          3,955
                                    -------        -------        -------        -------
Operating income                        482            716          2,004          2,142
                                    -------        -------        -------        -------

Other expenses:
Interest expense                        211            166            403            343
Other, net                               25             28              4             46
                                    -------        -------        -------        -------
                                        236            194            407            389
                                    -------        -------        -------        -------
Income before income taxes              246            522          1,597          1,753
Provision for income taxes              106            182            573            614
                                    -------        -------        -------        -------
Income before minority interest         140            340          1,024          1,139
Income (loss) attributable to
  minority interest                      22            (32)            24            (67)
                                    -------        -------        -------        -------
Net income                          $   118        $   372        $ 1,000        $ 1,206
                                    =======        =======        =======        =======

Per share information:
Income available to common
  shareholders                      $   118        $   372        $ 1,000        $ 1,040
Income per share:  basic            $  0.02        $  0.05        $  0.14        $  0.16
Income per share:  diluted          $  0.02        $  0.05        $  0.13        $  0.14
Number of shares:  basic          7,097,000      6,855,000      7,071,000      6,675,000
Number of shares:  diluted        7,532,000      7,523,000      7,533,000      7,253,000


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets


                                                                  August 25,   February 25,
                                                                     2000          2000
                                                                  ----------   ------------
                                                                  Unaudited
                                                                   (amounts in thousands,
                                                                   except share information)

                Assets
Current assets:
  Cash and cash equivalents                                        $ 1,219       $ 1,725
  Cash equivalents restricted for letters of credit                  1,394            32
  Accounts receivable, net                                          14,641        10,771
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                  9,758         8,878
  Inventories                                                        5,556         3,904
  Deferred tax asset                                                   689           689
  Prepaid expenses and other current assets                            381           482
                                                                   -------       -------
                                                                    33,638        26,481
Property, plant and equipment, at cost, net of accumulated
  depreciation of $8,270 at August 25, 2000 and $8,004 at
  Feb. 25, 2000                                                      3,399         3,300
Software development costs, net of accumulated amortization of
  $5,519 at August 25, 2000 and $5,215 at February 25, 2000            875         1,096
Other assets                                                           899         1,020
                                                                   -------       -------
    Total assets                                                   $38,811       $31,897
                                                                   =======       =======
       Liabilities and Stockholders' Equity
                 Liabilities
Current liabilities:
  Current portion of long-term bonds                               $   307       $   78
  Accounts payable - trade                                             925        1,830
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                  3,807        3,282
  Customer deposits                                                  2,989        2,935
  Accrued income taxes                                                 687          455
  Accrued liabilities                                                1,418        1,595
                                                                   -------      -------
    Total current liabilities                                       10,133       10,175
                                                                   -------      -------

Long-term debt, less current portion:
  Credit facility payable to banks                                   4,403        4,093
  Long-Term Bonds, net                                               5,077            -
  Subordinated debt                                                    350          350
  Other                                                                  -           12
                                                                   -------      -------
                                                                     9,830        4,455
                                                                   -------      -------
Deferred income taxes                                                  652          652
                                                                   -------      -------
    Total liabilities                                               20,615       15,282
                                                                   -------      -------

Minority interest                                                      396          370
                                                                   -------      -------

              Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  7,097,446 and 6,864,280 issued and outstanding at
  August 25, 2000 and February 25, 2000, respectively                  355          343
Capital contributed in excess of par value of common stock           6,465        5,832
Foreign currency exchange adjustment                                  (152)         (62)
Retained earnings                                                   11,132       10,132
                                                                   -------      -------
    Total stockholders' equity                                      17,800       16,245
                                                                   -------      -------
Total liabilities and stockholders' equity                         $38,811      $31,897
                                                                   =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Six months ended
                                                                  August 25,     August 27,
                                                                    2000           1999
                                                                ------------   ------------
                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income                                                      $ 1,000        $ 1,206
  Adjustments to reconcile net income to net cash (used)
    provided by operating activities:
    Depreciation and amortization                                     678            777
    Provision for losses on accounts receivable and inventories        47             45
    Minority interest                                                 (26)           (67)
    Changes in operating assets and liabilities:
      Accounts receivable                                          (3,867)          (919)
      Costs and estimated earnings in excess of billings on
        uncompleted long-term contracts                              (880)         1,121
      Inventories                                                  (1,702)        (1,976)
      Prepaid expenses and other assets                                65             (6)
      Other assets                                                     66           (213)
      Accounts payable                                               (905)           130
      Billings in excess of costs and estimated earnings on
        uncompleted long-term contracts                               525         (1,461)
      Customer deposits                                                54           (355)
      Accrued income taxes                                            232            (66)
      Other accrued liabilities                                      (198)            (2)
      Payments under settlement agreements                            (60)           (60)
                                                                  -------        -------
Net cash used in operating activities                              (4,971)        (1,846)
                                                                  -------        -------

Cash flows from investing activities:
  Acquisition of equipment                                           (365)          (134)
  Capitalized software development costs                              (83)          (237)
  Purchase of subsidiary, net                                         142              -
                                                                  -------         ------
Net cash used in investing activities                                (306)          (371)
                                                                  -------         ------

Cash flows from financing activities:
  Net borrowings  under credit facility                               310              -
  Proceeds from long-term bonds                                     5,470              -
  Deferred financing costs                                           (175)             -
  Payment of dividends on preferred stock                               -            (38)
  Increase in cash equivalents restricted for letters of
    credit                                                         (1,362)             -
  Proceeds from issuance of common stock/warrants                     633             85
  Capital leases/other                                                (15)           (65)
                                                                 --------       --------
Net cash provided (used) by financing activities                    4,861            (18)
                                                                ---------       --------

Effect of exchange rate changes on cash                               (90)          (120)
Net decrease in cash and cash equivalents                           ( 506)        (2,355)
Cash and cash equivalents at beginning of period                    1,725          5,344
                                                                  -------       --------
Cash and cash equivalents at end of period                        $ 1,219       $  2,989
                                                                  =======       ========

Supplemental schedule of cash flow information:
  Interest paid                                                       253            240
  Income taxes paid                                                   312            678
Supplemental information on noncash operating and investing
  activities:
  During the six month period ended August 27,1999, the Company transferred a net of $216 from inventory to property, plant and equipment.

The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                   Notes to Consolidated Financial Statements
  (amounts in dollars, except where noted and share and per share information)

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

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations and the financial results for the period presented may not be indicative of the full year's results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 25, 2000. Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

2.  Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three and six month periods ended August 25, 2000 and August 27, 1999. All earnings per share and share amounts have been restated to reflect a 2 for 1 stock split effective May 28, 1999.

                                                (amounts in thousands, except
                                               share and per share information)
                                      Three months ended:             Six months ended:
                                  ---------------------------------------------------------
                                    August 25,     August 27,     August 25,     August 27,
                                      2000           1999           2000           1999
                                  ------------   ------------   ------------   ------------
Net income                              $118           $372         $1,000         $1,206
Less preferred stock dividends             -              -              -            (38)
Less accretion of preferred stock          -              -              -           (128)
                                   ---------      ---------     ----------     ----------

Income available to common
  stockholders                          $118           $372         $1,000         $1,040
                                   =========      =========      =========      =========

Basic earnings per share:
  Weighted average shares          7,097,000      6,855,000      7,071,000      6,675,000
  Per share amount                     $0.02          $0.05          $0.14          $0.16
                                   =========      =========      =========      =========

Diluted earnings per share:
  Weighted average shares          7,097,000      6,855,000      7,071,000      6,675,000
  Effect of dilutive  securities:
    Stock options                    120,000        189,000        162,000        169,000
    Stock warrants                   315,000        479,000        300,000        409,000
                                   ---------      ---------      ---------      ---------
                                   7,532,000      7,523,000      7,533,000      7,253,000
  Per share amount                     $0.02          $0.05          $0.13          $0.14
                                   =========      =========      =========      =========



3.  Accounts Receivable

     The components of accounts receivable are as follows:



                                                                  August 25,   February 25,
                                                                    2000           2000
                                                                ------------   ------------
                                                                   (amounts in thousands)
U.S. Government receivables billed and unbilled contract
  costs subject to negotiation                                     $ 5,818        $ 5,145
U.S. commercial receivables billed                                   4,159          1,395
International receivables billed and unbilled contract costs
  subject to negotiation                                             5,028          4,598
                                                                   -------        -------
                                                                    15,005         11,138
Less allowance for doubtful accounts                                  (364)          (367)
                                                                    ------        --------
                                                                   $14,641       $ 10,771
                                                                   =======       ========

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded beginning in fiscal year 1994, including $1,148,000 recorded during the first quarter of fiscal 2001. The Company has recorded claims, amounting to $3,898,000 to the extent of contract costs incurred, and accounts receivable of $1,649,000 representing the balance due under the contract. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 2001. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $12,000,000 in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. In May 2000, the Company and the U.S. Government reached an agreement in principle which would have included resolution of all U.S. Navy claims on a global basis and contracted additional work on the centrifuge. In July 2000, the Company received notice that the Navy, citing an inability to obtain the requisite approvals and thus the necessary funding to effect the settlement, was rescinding the agreement.

International receivables and unbilled contract costs subject to negotiation

     International receivables billed includes $900,000 related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. The balance due on the contract is still under review and at this point the Company is not able to determine what, if any, impact the extended completion period will have upon the receipt of final payment. However, the Company continues to pursue recovery.

     Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for three contracts covering 1994 to the present. Claims aggregating $2,703,000 have been recorded, including $1,093,000 in the current quarter. (This additional claim receivable, and corresponding claims revenue, was completely offset by a decrease in contract value and corresponding contract revenue to adjust the unbilled balance on two of these contracts for a foreign exchange loss as these contracts are denominated in British pound sterling.). Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, and other out-of-scope items, and may not be received in full during fiscal 2001. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company is currently updating and finalizing these claims and also has begun legal proceedings in the United Kingdom against the customer. As a related item, during the third quarter of fiscal 2000, the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values by approximately $1,600,000 and corresponding revenue recognition by $1,573,000.

4.  Inventories

     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves):


                                  August 25,      February 25,
                                    2000             2000
                                ------------     -------------
                                     (amounts in thousands)
Raw materials                     $  296             $  343
Work in Process                    5,260              3,561
                                  ------             ------
                                  $5,556             $3,904

5. Stockholders' Equity

     The components of stockholders' equity at February 25, 2000 and August 25, 2000 were as follows:

                                    (amounts in thousands, except share information)

                               Common Stock                  Accumulated
                            ------------------   Additional  other comp.  Retained
                              Shares    Amount     Capital     income     Earnings    Total
                            ---------   ------   ----------   --------   --------   --------
Balance, February 25,
  2000                      6,864,280    $343      $5,832      $ (62)     $10,132   $16,245

Net income for six
  month period ended
  August 25, 2000                   -       -           -          -        1,000     1,000
Other conprehensive loss            -       -           -         (90)          -       (90)
                             --------    ----      ------     -------     -------    ------
Total comprehensive income          -       -           -         (90)          -       910
Shares issued in con-
  nection with conver-
  sion of
  warrants                    212,866      10         508                               518
Shares issued in con-
  nection with employee
  stock option plans           20,300       2         125           -           -       127
                             --------   -----      ------     -------    --------    ------
Balance at August 25,
  2000                      7,097,446    $355      $6,465       $(152)    $11,132   $17,800
                            =========    ====      ======       =====     =======   =======


6.  Business Segment Presentation:

     The Company primarily manufactures under contract various types of high-technology equipment which it has designed and developed. The Company considers its business activities to be divided into two segments: Aircrew Training Systems (ATS) and Industrial Simulation. The ATS business segment produces devices which create and monitor the physiological effects of motion, including spatial disorientation and centrifugal forces for the medical, training, research and entertainment markets. The Industrial Simulation business segment produces chambers that create environments that are used for sterilization, research, and medical applications. The following segment information reflects the accrual basis of accounting:

                                                Industrial
                                     ATS        Simulation     Total
                                  ----------   -----------  ----------
                                         (amounts in thousands)

Three months ended
  August 25, 2000
-------------------
Net Sales                         $ 4,927        $2,067      $  6,994
Interest Expense                      146            26           172
Deprec. And Amort.                    220           122           342
Operating Income                      709             6           715
Income Tax Prov.                      197            (7)          190
Identifiable Assets                25,466         5,364        30,864
Expend. For Seg. Assets               239            50           289

Three months ended
  August 27, 1999
-------------------
Net Sales                          $6,250        $2,029       $ 7,759
Interest Expense                      105            17           122
Deprec. And Amort.                    259            99           358
Operating Income                    1,076            50         1,126
Income Tax Prov.                      340            12           352
Identifiable Assets                21,964         3,516        25,480
Expend. For Seg. Assets               154            25           179

Reconciliation to                    2000         1999
consolidated amounts                -----         -----
   Segment operating income         $ 715       $ 1,126
   Less interest expense             (172)         (122)
   Less income taxes                 (190)         (352)
                                    -----       -------
Total profit for segments           $ 353       $   652

Corporate home off. exps.            (233)         (410)
Interest and other exps.              (64)          (72)
Income tax benefit                     84           170
Minority interest                     (22)           32
                                    -----       -------
Net income                          $ 118       $   372
                                    =====       =======

                                                Industrial
                                     ATS        Simulation    Total
                                  ----------   -----------  ----------
                                         (amounts in thousands)
Six months ended
  August 25, 2000
-------------------
Net Sales                         $10,703        $3,448       $14,151
Interest Expense                      265            59           324
Deprec. And Amort.                    462           216           678
Operating Income                    2,686          (253)        2,433
Income Tax Prov.                      847          (109)          738
Identifiable Assets                25,466         5,364        30,830
Expend. For Seg. Assets               421            92           513


Six months ended
  August 27, 1999
-------------------
Net Sales                        $ 13,116        $3,458       $16,574
Interest Expense                      220            42           262
Deprec. And Amort.                    607           170           777
Operating Income                    2,750           114         2,864
Income Tax Prov.                      886            26           912
Identifiable Assets                21,964         3,516        25,480
Expend. For Seg. Assets               269            53           322

Reconciliation to consol. amts:     2000           1999
                                   -----          -----
   Segment operating income      $  2,433       $ 2,864
   Less interest expense             (324)         (262)
   Less income taxes                 (738)         (912)
                                 --------       -------
Total profit for segments        $  1,371       $ 1,690

Corporate home off. exps.            (429)         (723)
Interest and other exps.              (83)         (127)
Income tax benefit                    165           299
Minority interest                     (24)           67
                                 --------       -------
Net income                       $  1,000       $ 1,206
                                 ========       =======

     Segment operating income (loss) consists of net sales less applicable costs and expenses related to those revenues. Unallocated general corporate expenses and other miscellaneous fees have been excluded from total profit for segments. General corporate are primarily central administrative office expenses including executive salaries, stockholder expenses and legal and accounting fees. Other miscellaneous expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments as these are common resources shared by all segments.

     Approximately 50.0% of sales totaling $3,539,000 in the second quarter of fiscal 2001 were made to two international and one domestic customer primarily in the ATS segment. Approximately 48.9% of sales totaling $4,052,000 in the second quarter of fiscal 2000 were made to two domestic and one international customer in the ATS segment.

     Approximately 45.4% of sales totaling $6,421,000 in the six months ended August 25, 2000, were made to two international and one domestic customer primarily in the ATS area. Approximately 43.9% of sales in the six months ended August 25, 1999, were made to two international customers primarily in the ATS segment.

     Included in the segment information for the second quarter of fiscal 2001 are export sales of $ 3,148,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $863,000, Nigeria of $881,000, and Poland of $740,000. Sales to the US government and its agencies aggregate $111,000 for the period.

     Included in the segment information for the second quarter of fiscal 2000 are export sales of 4,154,000. Of this amount, there are sales to government accounts in Great Britain of $1,692,000. Sales to the US government and its agencies aggregate $282,000 for the period.

     Included in the segment information for the six months ended August
25, 2000, are export sales of $6,394,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $1,858,000 and Nigeria of $1,527,000. Sales to the US government and its agencies aggregate $1,573,000 for the period.

     Included in the segment information for the six months ended August 27, 1999, are export sales of $10,156,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $3,088,000 and Nigeria of $4,190,000. Sales to the US government and its agencies aggregate $500,000 for the period.

7. Subsequent Events

   On September 9, 2000, the company purchased the assets of the "Pro-Pilot" flight simulation game for $400,000 cash. The Company plans to develop a next generation "Pro-Pilot 2000"tm game which will be marketed through the internet. Also, this software is expected to be integrated into our General Aviation Trainer product for commercial application.

   On September 27, 2000, the Company purchased another 30% ownership in ETC-PZL for $300,000 cash. With this purchase, the Company's ownership increases to 95%.

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

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition
    (amounts in dollars, except where noted and share and per share amounts)

Results of Operations
Three months ended August 25, 2000 compared to August 27, 1999.

     The Company had net income of $118,000, or $.02 per share (diluted), versus net income of $372,000 or $.05 per share (diluted), for the corresponding second quarter of fiscal 2000. Sales for the quarter were $6,994,000, a decrease of $1,285,000 or 15.5%, over the corresponding prior period. The primary contributors to the sales decrease were international contracts for the Company's Aircrew Training Systems. Partial offsets were an increase in domestic Sterilizer work, Environmental Systems projects, and a 45.0% increase in the entertainment business unit. Overall, domestic sales were down $108,000, or 2.8% from the prior period, and represented 53.4% of the Company's total sales, up from 46.4% a year ago. International sales were down $1,007,000 or 24.2%, and represented 45.0% of total sales, down from 50.2% in the prior period.

     Gross profit dollars were down $145,000 from the prior period, reflecting the lower sales level, although the rate as a percentage of sales was up 4.2 percentage points to 38.3%. Rate increases were evidenced in all product categories except Sterilizers. ATS performance in the prior peroid included a series of new products under development which experienced low margins as compared to current projects in process.

     Selling and administrative expenses increased $156,000 or 8.9%. This reflected additional hiring, commissions and claims legal expenses domestically and local expenses for the Company's ETC Europe subsidiary acquired in March, 2000.

     Research and development expenses were down from the prior period reflecting reduced product development primarily in the Company's entertainment area.

     Interest and other fees were up $42,000 or 21.6% reflecting increased borrowings albeit at a lower rate.

     The Company's tax rate approximated the statutory rate for both periods.

Results of Operations
Six months ended August 25,2000 compared to August 27, 1999.

     The Company had net income of $1,000,000, or $.13 per share (diluted), versus net income of $1,206,000, or $.14 per share (diluted), for the corresponding period of fiscal 2000. Sales for the six months were $14,151,000, a decrease of $2,423,000 or 14.6% over the corresponding prior period. The primary contributor to the sales decrease was international contracts for the Company's Aircrew Training Systems. A partial offset was increased domestic sales for entertainment products and the Chicago O'Hare Airport simulation project and increased government claims revenue of $1,148,000.

     Overall, domestic sales were up $1,150,000 or 22.8% over the prior period, and represented 43.7% of the Company's total sales, up from 30.4% a year ago. Government sales, reflecting the aforementioned claims revenue, were up $1,072,000 or 214.0% over the prior period, and represented 11.1% of total sales, up from 3.0% in the prior period.

     Gross profit decreased $64,000, or 1.0% as the sales decrease was mostly offset by an increase in the rate as a percentage of sales of 5.8 percentage points. As a percentage of sales, gross profit was 42.6%, compared to 36.8% for the same period a year ago. The primary contributor to this increase in rate was the claims revenue booked in the second quarter of this year.

     Selling and administrative expenses increased $87,000, or 2.5%, reflecting additional expenses in the Company's Polish subsidiary and the addition of local expenses for the Company's ETC Europe subsidiary acquired in March, 2000.

     Research and development expenses were down slightly between the periods as additional software work in the Company's Turkish subsidiary in the current period offset reduced entertainment project development in the prior period.

     Interest and other fees were up $18,000 or 4.6% from the prior period reflecting increased interest charges on higher borrowings.

     The Company's tax rate approximated the statutory rate in both periods.

Liquidity and Capital Resources

     During the six month period ended August 25,2000, the Company used $4,971,000 for operating activities. This was primarily a result of an increase in accounts receivable and inventories, an increase in costs and estimated earnings in excess of billings on uncompleted long-term contracts, and a decrease in accounts payable. Positive cash was generated by net income, non-cash expenses, and an increase in billings in excess of costs and estimated earnings on uncompleted long-term contracts. Versus last year's corresponding period, net cash used in operating activities reflected a decrease of $3,125,000 as the prior period included higher billing activity.

     Investment activities consisted of purchases for capital equipment, capitalized software, and the net cash impact of buying ETC Europe.

     Financing activities consisted of cash from the issuance of long-term bonds and cash from the issuance of stock partially offset by an increase in restricted cash. On February 25, 2000, the Company signed an amendment to its revolving credit agreement originally entered into on March 27,1997, which increased its credit facility to $15,000,000 and extended its expiration date to August 31, 2001.(Subsequent to fiscal quarter end, the Company's main lender agreed to extend this agreement for an additional year.) Terms and conditions of the amendment remained essentially the same as the original agreement. Substantially all of the Company's short term financing is provided by this bank. On March 15, 2000, the Company issued approximately $5,500,000 of unregistered taxable variable rate demand/fixed rate revenue bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on the Company's revolving credit facility and to finance construction of an addition to the Company's main plant in Southampton, Pa. The bonds are secured by a $5,600,000 irrevocable direct pay letter of credit issued by the Company's main lender which expires on March 15, 2005 and which is secured by all assets of the Company. The bonds carry a maturity date of April 1, 2020, bear a variable interest rate which adjusts each week to a rate required to remarket the bonds at full principal value (currently at 6.6% on September 28, 2000) with a cap of 17%, and are subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

     The Company's sales backlog at August 25, 2000, and February 25, 2000, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $39,383,000 and $44,146,000, respectively. In addition, the Company's training and maintenance contracts backlog at August 25, 2000, and February 25,2000, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,017,000 and $1,288,000, respectively.

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

Date:  October 10, 2000          ENVIRONMENTAL TECTONICS CORPORATION

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