Form 10-Q
period 2000-11-24
ENVIRONMENTAL TECTONICS CORP
filed 2001-01-08
CIK 33113

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 24,2000

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

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


     The number of shares outstanding of the registrant's common stock as of January 02, 2001 is: 7,109,546

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Environmental Tectonics Corporation
                         Consolidated Income Statements
                                   (unaudited)



                                      Three months ended:            Nine months ended:
                                  ---------------------------   ---------------------------
                                   November 24,    November 26,  November 24, November 26
                                      2000           1999           2000           1999
                                  ------------   ------------   ------------   ------------
                                     (thousands, except share and per share information)

Net Sales                           $ 8,622        $ 9,107        $22,773       $25,681
Cost of goods sold                    5,813          5,726         13,931        16,203
                                    -------        -------        -------       -------

Gross profit                          2,809          3,381          8,842         9,478
                                    -------        -------        -------        ------

Operating expenses:
Selling and administrative            2,030          1,819          5,575          5,277
Research and development                162            161            646            658
                                    -------        -------        -------        -------
                                      2,192          1,980          6,221          5,935
                                    -------        -------        -------        -------
Operating income                        617          1,401          2,621          3,543
                                    -------        -------        -------        -------

Other expenses:
Interest expense                        237            191            640            534
Other, net                               45             23             49             69
                                    -------        -------        -------        -------
                                        282            214            689            603
                                    -------        -------        -------        -------
Income before income taxes              335          1,187          1,932          2,940
Provision for income taxes              108            415            681          1,029
                                    -------        -------        -------        -------
Income before minority interest         227            772          1,251          1,911
Income (loss) attributable to
  minority interest                      0               8             24           (58)
                                    ------        --------       --------       --------
Net income                          $   227        $   764        $ 1,227        $ 1,969
                                    =======        =======        =======        =======

Per share information:
Income available to common
  shareholders                      $   227        $   764        $ 1,227        $ 1,803
Income per share:  basic            $  0.03        $  0.11        $  0.17        $  0.27
Income per share:  diluted          $  0.03        $  0.10        $  0.16        $  0.24
Number of shares:  basic          7,107,000      6,855,000      7,089,000      6,728,000
Number of shares:  diluted        7,488,000      7,489,000      7,511,000      7,370,000


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets



                                                                 November 24,   February 25,
                                                                     2000          2000
                                                                   -------       -------
                                                                   unaudited
                                                                  ---------
                                                                 (amounts in thousands,
                                                                except share information
                Assets
Current assets:
  Cash and cash equivalents                                        $   774       $ 1,725
  Cash equivalents restricted                                          783            32
  Accounts receivable, net                                          16,546        10,771
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                 11,377         8,878
  Inventories                                                        4,501         3,904
  Deferred tax asset                                                   689           689
  Prepaid expenses and other current assets                            628           482
                                                                   -------       -------
                                                                    35,298        26,481
Property, plant and equipment, at cost, net of accumulated
  depreciation of $8,408 at November 24, 2000 and $8,004 at
  Feb 25, 2000                                                       4,803         3,300
Software development costs, net of accumulated amortization of
  $5,673 at November 24, 2000 and $5,215 at February 25, 2000          968         1,096
Other assets                                                           781         1,020
                                                                   -------       -------
    Total assets                                                   $41,850       $31,897
                                                                   =======       =======

Liabilities and Stockholders' Equity
             Liabilities
Current liabilities:
  Current portion of long-term debt                                $   299       $   78
  Accounts payable - trade                                           1,430        1,830
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                  4,944        3,282
  Customer deposits                                                  3,219        2,935
  Accrued income taxes                                                 472          455
  Accrued liabilities                                                1,369        1,595
                                                                   -------      -------
    Total current liabilities                                       11,733       10,175
                                                                   -------      -------

Long-term debt, less current portion:
  Credit facility payable to banks                                   6,053        4,093
  Long-Term Bonds, net                                               5,077            -
  Subordinated debt                                                    350          350
  Other                                                                  -           12
                                                                   -------      -------
                                                                    11,480        4,455
                                                                   -------      -------
Deferred income taxes                                                  652          652
                                                                   -------      -------
    Total liabilities                                               23,865       15,282
                                                                   -------      -------

Minority interest                                                       68          370
                                                                   -------      -------

         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  7,107,246 and 6,864,280 issued and outstanding at
  November 24, 2000 and February 25, 2000, respectively                355          343
Capital contributed in excess of par value of common stock           6,498        5,832
Accumulated other comprehensive income                                (295)         (62)
Retained earnings                                                   11,359       10,132
                                                                   -------      -------
    Total stockholders' equity                                      17,917       16,245
                                                                   -------      -------
Total liabilities and stockholders' equity                         $41,850      $31,897
                                                                   =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
              Consolidated Statements of Cash Flows
                           (unaudited)


                                                                      Nine months ended
                                                                  November 24,  November 26,
                                                                     2000          1999
                                                                   -------       -------
                                                                    (amounts in thousands)
Cash flows from operating activities:
  Net income                                                       $ 1,227       $ 1,969
  Adjustments to reconcile net income to net cash used
    in operating activities:
    Depreciation and amortization                                    1,012         1,208
    Provision for losses on accounts receivable and inventories         83            70
    Minority interest                                                 (302)          (59)
    Changes in operating assets and liabilities:
      Accounts receivable                                           (5,783)       (2,035)
      Costs and estimated earnings in excess of billings on
        uncompleted long-term contracts                             (2,499)        2,421
      Inventories                                                     (672)       (2,344)
      Prepaid expenses and other assets                               (182)          (50)
      Other assets                                                     162          (208)
      Accounts payable                                                (400)          (69)
      Billings in excess of costs and estimated earnings on
        uncompleted long-term contracts                              1,662        (3,372)
      Customer deposits                                                284          (929)
      Accrued income taxes                                              17           (95)
      Other accrued liabilities                                       (300)          (10)
      Payments under settlement agreements                             (48)          (90)
                                                                   -------       -------
Net cash used in operating activities                               (5,739)       (3,593)
                                                                   -------       -------

Cash flows from investing activities:
  Acquisition of equipment                                          (1,907)         (257)
  Capitalized software development costs                              (330)         (237)
  Purchase of subsidiary, net                                          142            --
                                                                   -------       -------
Net cash used in investing activities                               (2,095)         (494)

Cash flows from financing activities:
  Net borrowings  under credit facility                              1,960            --
  Proceeds from long-term bonds                                      5,470            --
  Deferred financing costs                                            (175)           --
  Payment of dividends on preferred stock                               --           (38)
  Increase in cash equivalents restricted for letters of credit       (751)          (18)
  Proceeds from issuance of common stock/warrants                      678            90
  Capital leases/other                                                 (66)          (95)
                                                                   -------       -------
Net cash provided (used) by financing activities                     7,116           (61)
                                                                   -------       -------

Effect of exchange rate changes on cash                               (233)          (22)
Net decrease in cash and cash equivalents                             (951)       (4,170)
Cash and cash equivalents at beginning of period                     1,725         5,344
                                                                   -------       -------
Cash and cash equivalents at end of period                         $   774       $ 1,174
                                                                   =======       =======

Supplemental schedule of cash flow information:
  Interest paid                                                        429           240
  Income taxes paid                                                    661           636

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

2. Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earnings per share for the three and nine-month periods ended November 24, 2000 and November 26, 1999. All earnings per share and share amounts have been restated to reflect a 2 for 1 stock split effective May 28, 1999.



                                                (amounts in thousands, except
                                               share and per share information)
                                      Three months ended:            Nine months ended:
                                  ---------------------------------------------------------
                                   November 24,  November 26,   November 24,   November 26,
                                      2000           1999           2000           1999
                                  ------------   ------------   ------------   ------------
Net income                              $227           $764         $1,227         $1,969
Less preferred stock dividends             -              -              -            (38)
Less accretion of preferred stock          -              -              -           (128)
                                   ---------      ---------     ----------     ----------

Income available to common
  stockholders                          $227           $764         $1,227         $1,803
                                   =========      =========      =========      =========

Basic earnings per share:
  Weighted average shares          7,107,000      6,855,000      7,089,000      6,728,000
  Per share amount                     $0.03          $0.11          $0.17          $0.27
                                   =========      =========      =========      =========

Diluted earnings per share:
  Weighted average shares          7,107,000      6,855,000      7,089,000      6,728,000
  Effect of dilutive  securities:
    Stock options                     69,000        159,000        124,000        166,000
    Stock warrants                   312,000        475,000        298,000        476,000
                                   ---------      ---------      ---------      ---------
                                   7,488,000      7,489,000      7,511,000      7,370,000
  Per share amount                     $0.03          $0.10          $0.16          $0.24
                                   =========      =========      =========      =========


3. Accounts Receivable

     The components of accounts receivable are as follows:


                                                                  November 24, February 25,
                                                                    2000           2000
                                                                ------------   ------------
                                                                   (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
  subject to negotiation                                           $ 5,717        $ 5,145
U.S. commercial receivables billed                                   4,779          1,395
International receivables billed and unbilled contract costs
  subject to negotiation                                             6,425          4,598
                                                                   -------        -------
                                                                    16,921         11,138
Less allowance for doubtful accounts                                  (375)          (367)
                                                                   -------        -------
                                                                   $16,546        $10,771
                                                                   =======        =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded beginning in fiscal year 1994, including $1,148,000 recorded during the three months ended May 26, 2000. The Company has recorded claims, amounting to $3,898,000 to the extent of contract costs incurred, and accounts receivable of $1,649,000 representing the balance due under the contract. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 2001. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $12,000,000 in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. In May, 2000, the Company and the U.S. Government had reached an agreement in principle which would have included resolution of all U.S. Navy claims on a global basis and contracted additional work on the centrifuge. In July,2000, the Company received notice that the Navy, citing an inability to obtain the prerequisite approvals and thus the necessary funding to effect the settlement, was rescinding the agreement.

International receivables and unbilled contract costs subject to negotiation:

     International receivables billed includes $900,000 related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. The balance due on the contract is still under review and at this point the Company is not able to determine what, if any, impact the extended completion period will have upon the receipt of final payment. However, the Company continues to pursue collection.

     Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for three contracts covering 1994 to the present. Claims receivables and corresponding revenue aggregating $4,377,000 have been recorded, including $1,674,000 in the current quarter. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2001. In accordance with generally accepted accounting principles, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company is currently updating and finalizing these claims and also has begun legal proceedings in the United Kingdom against the customer. As a related item, during the third quarter of fiscal 2000, the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

4. Inventories

     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves):

                                             November 24,  February 25,
                                                2000          2000
                                            ------------   ------------
                                               (amounts in thousands)

Raw materials                                  $  356        $  343
Work in Process                                 4,145         3,561
                                               ------        ------
                                               $4,501        $3,904

5. Stockholders' Equity

     The components of stockholders' equity at November 24, 2000 and February 25, 2000 were as follows:


                                    (amounts in thousands, except share information)
                               Common Stock                   Accumulated
                            ------------------   Additional   other comp. Retained
                              Shares    Amount     Capital    income     Earnings    Total
                            ---------   ------   ----------   --------   --------  --------
Balance, February 25,
  2000                      6,864,280    $343      $5,832       $ (62)     $10,132   $16,245

Net income for nine
  month period ended
  November 24, 2000             -         -          -             -         1,227     1,227
Other comprehensive loss        -         -          -           (233)        -         (233)
                            ---------    ----      ------       -----      -------   -------
Total comprehensive income      -         -          -             -          -          994
Shares issued in con-
  nection with conver-
  sion of
  warrants                    212,866      10         508          -          -          518
Shares issued in con-
  nection with employee
  stock option plans           30,100       2         158         -           -          160
                            ---------    ----      ------       -----      -------   -------
Balance at November 24,
  2000                      7,107,246    $355      $6,498       $(295)     $11,359   $17,917
                            =========    ====     =======       =====      =======   =======


6. Business Segment Presentation:

     The Company primarily manufactures under contract various types of high-technology equipment which it has designed and developed. The Company considers its business activities to be divided into two segments: Aircrew Training Systems (ATS) and Industrial Simulation. The ATS business segment produces devices which create and monitor the physiological effects of motion, including spatial disorientation and centrifugal forces for the medical, training, research and entertainment markets. The Industrial Group produces chambers that create environments that are used for sterilization, research, and medical applications. The following segment information reflects the accrual basis of accounting:

                                           Industrial
                                ATS          Group       Total
                             ----------  ----------  ----------
                                    (amounts in thousands)

Three months ended
  November 24, 2000
-------------------
Net Sales                    $ 5,758     $2,864         $  8,622
Interest Expense                 209         28              237
Deprec. And Amort.               176        158              334
Operating Income               1,467       (560)             907
Income Tax Prov.                 441       (207)             234
Identifiable Assets           28,981      4,411           33,392
Expend. For Seg. Assets        1,391        151            1,542

Three months ended
  November 26, 1999
-------------------
Net Sales                    $5,914      $3,193          $ 9,107
Interest Expense                162          29              191
Deprec. And Amort.              280         151              431
Operating Income              1,242         817            2,059
Income Tax Prov.                378         276              654
Identifiable Assets          21,700       3,914           25,614
Expend. For Seg. Assets         104          19              123

Reconciliation to               2000       1999
consolidated amounts           -----      -----
   Segment operating income   $ 907      $2,059
   Less interest expense       (237)       (191)
   Less income taxes           (234)       (654)
                               -----      -----
Total profit for segments     $ 436      $1,214

Corporate home off. exps.      (290)       (658)
Interest and other exps.        (45)       ( 23)
Income tax benefit              126        (239)
Minority interest                 0          (8)
                               -----      -----
Net income                    $ 227      $  764
                               =====      =====

                                          Industrial
                                ATS          Group        Total
                            ----------  -----------  ----------
                                    (amounts in thousands

Nine months ended
  November 24, 2000
-------------------
Net Sales                     $16,461    $6,312         $22,773
Interest Expense                  553        87             640
Deprec. And Amort.                638       374           1,012
Operating Income                4,153      (813)          3,340
Income Tax Prov.                1,288      (316)            972
Identifiable Assets            28,981     4,411          33,392
Expend. For Seg. Assets         1,664       243           1,907

Nine months ended
  November 26, 1999
-------------------
Net Sales                     $ 19,030    $6,651         $25,681
Interest Expense                   382        71             453
Deprec. And Amort.                 887       321           1,208
Operating Income                 3,992       931           4,923
Income Tax Prov.                 1,264       302           1,566
Identifiable Assets             21,700     3,914          25,614
Expend. For Seg. Assets            185        72             257

Reconciliation to consol. amts:   2000      1999
                                 -----     -----
   Segment operating income   $  3,340    $4,923
   Less interest expense          (640)     (453)
   Less income taxes              (972)   (1,566)
                                 -----     -----
Total profit for segments     $  1,728    $2,904

Corporate home off. exps.        (719)    (1,380)
Interest and other exps.          (49)      (150)
Income tax benefit                291        537
Minority interest                 (24)        58
                                -----      -----
Net income                    $ 1,227     $1,969
                                =====      =====

Segment operating income (loss) consists of net sales less applicable costs and expenses related to those revenues. Unallocated general corporate expenses and other miscellaneous fees have been excluded from total profit for segments. General corporate expenses are primarily central administrative office expenses including executive salaries, stockholders expenses and legal and accounting fees. Other miscellaneous expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments as these are common resources shared by all segments.

Approximately 39.9% of sales totaling $3,442,000 in the third quarter of fiscal 2001 were made to one international and one domestic customer in the ATS segment. Approximately 47.6% of sales totaling $4,336,000 in the third quarter of fiscal 2000 were made to two international customers primarily in the ATS segment.

Approximately 47.2% of sales totaling $10,760,000 in the nine months ended November 24, 2000, were made to two international customers and one domestic customer primarily in the ATS area. Approximately 56.9% of sales totaling $14,604,000 in the nine months ended November 26, 1999, were made to two international customers and one domestic customer primarily in the ATS segment.

Included in the segment information for the third quarter of fiscal 2001 are export sales of $ 4,108,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $1,425,000 and Africa of $786,000. Sales to the US government and its agencies aggregate $315,000 for the period.

Included in the segment information for the third quarter of fiscal 2000 are export sales of $6,861,000. Of this amount, there are sales to government accounts in Great Britain of $2,309,000 and Africa of $2,027,000. Sales to the US government and its agencies aggregate $320,000 for the period.

Included in the segment information for the nine months ended November 24, 2000, are export sales of $10,490,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $3,394,000 and Africa of $2,313,000. Sales to the US government and its agencies aggregate $1,888,000 for the period.

Included in the segment information for the nine months ended November 26, 1999, are export sales of $17,899,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $5,398,000 and Africa of $6,586,000. Sales to the US government and its agencies aggregate $843,000 for the period.

7. Acquisitions
   On September 9, 2000, the company purchased the assets of the "Pro-Pilot" flight simulation game for $400,000 cash. The Company plans to develop a next generation "Pro-Pilot 2000"tm game which will be marketed through the internet. Also, this software can be integrated into the Company's General Aviation Trainer product for commercial application.

   On September 27, 2000, the Company purchased an additional 30% ownership interest in ETC-PZL for $300,000 cash. With this purchase, the Company's ownership interest increases to 95%.

8. Derivative Instruments and Hedging Activity

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, " Accounting and Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133. The Company does not feel that the implementation of this pronouncement will have a material impact on the financial results of the Company.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition
        (amounts in dollars, except where noted and share and per share amounts)

Results of Operations
Three months ended November 24, 2000 compared to November 26, 1999.

     The Company had net income of $227,000, or $.03 per share (diluted), versus net income of $764,000 or $.10 per share (diluted), for the corresponding third quarter of fiscal 2000. Sales for the quarter were $8,622,000, a decrease of $485,000 or 5.3%, over the corresponding prior period. The primary contributors to the sales decrease were international contracts for the Company's Hypo/hyperbaric Systems. Partial offsets were an increase in domestic Sterilizer work, worldwide Environmental Systems projects, and a 135.8% increase in the Entertainment group. Overall, domestic sales were up $2,273,000, or 118.0% from the prior period, and represented 48.7% of the Company's total sales, up from 21.1% a year ago. International sales were down $2,753,000 or 40.1%, and represented 47.6% of total sales, down from 75.3% in the prior period.

     Gross profit dollars were down $572,000 from the prior period, reflecting the lower sales level and a reduced rate as a percentage of revenue. The rate as a percentage of sales was down 4.5 percentage points to 32.6%. The primary contributor to the rate decrease was the Hypo/hyperbaric Group as the prior period benefited from higher international sales at a higher rate as a percentage of sales.

     Selling and administrative expenses increased $211,000 or 11.6%. This primarily reflected additional legal expenses for both domestic and international claims and local expenses for the Company's ETC Europe subsidiary acquired in March, 2000.

     Research and development expenses were within $1,000 of the prior period reflecting continued product development primarily in the Company's Turkish Branch.

     Interest and other fees were up $68,000 or 31.8% reflecting increased borrowings albeit at a lower average rate.

     The Company's tax rate approximated the statutory rate for both periods.

Results of Operations
Nine months ended November 24,2000 compared to November 26, 1999.

     The Company had net income of $1,227,000, or $.16 per share (diluted), versus net income of $1,969,000, or $.24 per share (diluted), for the corresponding period of fiscal 2000. Sales for the nine months were $22,773,000, a decrease of $2,908,000 or 11.3% over the corresponding prior period. The primary contributor to the sales decrease was international contracts for both Hypo/hyperbaric and Aircrew Training Systems. A partial offset was increased domestic sales for Sterilizers and Entertainment products and worldwide sales of Environmental Systems. Overall, domestic sales were up $3,457,000 or 49.8% over the prior period, and represented 45.6% of the Company's total sales, up from 27.0% a year ago. Government sales were up $1,045,000 or 123.9% over the prior period, and represented 8.3% of total sales, up from 3.3% in the prior period.

     Gross profit decreased $636,000, or 6.7% reflecting reduced sales partially offset by a 1.9 percentage point increase in the rate as a percentage of sales to 38.8%. The primary contributor to this increase in rate was a higher rate as a percentage of sales for the Company's Entertainment products and additional claims gross margin booked for the Company's U.S. Government claims.

     Selling and administrative expenses increased $298,000, or 5.6%, primarily reflecting additional legal expenses for both domestic and international claims and the addition of local expenses for the Company's ETC Europe subsidiary acquired in March, 2000.

     Research and development expenses were down slightly between the periods ($12,000,1.8%).

     Interest and other fees were up $86,000 or 14.3% from the prior period reflecting increased interest charges on higher borrowings albeit at a lower average rate.

     The Company's tax rate approximated the statutory rate in both periods.

Liquidity and Capital Resources

     During the nine month period ended November 24,2000, the Company used $5,739,000 for operating activities. This was primarily a result of an increase in accounts receivable and inventories, an increase in costs and estimated earnings in excess of billings on uncompleted long-term contracts, and a decrease in accounts payable. Positive cash was generated by net income, non-cash expenses, and an increase in billings in excess of costs and estimated earnings on uncompleted long-term contracts. Versus last year's corresponding period, net cash used in operating activities reflected an increase of $2,146,000 as the current period included higher billing activity and corresponding higher accounts receivable.

     Investment activities consisted of purchases for capital equipment, capitalized software, and the net cash impact of buying ETC Europe.

     Financing activities consisted of bank borrowings, cash from the issuance of long-term bonds and cash from the issuance of stock partially offset by an increase in restricted cash. On February 25,2000, the Company signed an amendment to its revolving credit agreement originally entered into on March 27,1997, which increased its credit facility to $15,000,000 and extended its expiration date to August 31, 2001. On November 21, 2000, the Company signed an additional amendment which extended the expiration date to August 31, 2002 and increased the British Pound Sterling denominated portion from $1 million equivalent to $2 million equivalent. Terms and conditions of both amendments remained essentially the same as the original agreement. Substantially all of the Company's short term financing is provided by this bank. On March 15, 2000, the Company issued approximately $5,500,000 of unregistered taxable variable rate demand/fixed rate revenue bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on the Company's revolving credit facility and to finance construction of an addition to the Company's main plant in Southampton, Pa. The bonds are secured by a $5,600,000 irrevocable direct pay letter of credit issued by the Company's main lender which expires on March 15, 2005 and which is secured by all assets of the Company. The bonds carry a maturity date of April 1,2020, bear a variable interest rate which adjusts each week to a rate required to remarket the bonds at full principal value (currently at 7.0% on December 28,2000) with a cap of 17%, and are subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

     The Company's sales backlog at November 24, 2000, and February 25, 2000, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $40,648,000 and $44,146,000 respectively. In addition, the Company's training and maintenance contracts backlog at November 24, 2000, and February 25,2000, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,156,000 and $1,288,000 respectively.

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

Item 4. Submission of Matters to Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on August 31, the following proposal was adopted by the vote specified below. No other matters were submitted to a vote of security holders at the Annual Meeting.

Proposal One: To elect five directors to serve until successors have been elected and qualified.

                                                           Abstentions and
Nominee                       For         Withheld         Broker Nonvotes
-------                       ---         --------         ---------------
David Lazar                6,791,876        1,457                  0
Richard E. McAdams         6,791,876        1,457                  0
William F. Mitchell        6,791,876        1,457                  0
Pete L. Stephens           6,791,876        1,457                  0
Phillip L. Wagner          6,791,876        1,457                  0

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

Date:  January 8, 2001            ENVIRONMENTAL TECTONICS CORPORATION

                                   (Registrant)

                                   By: /s/Duane Deaner
                                      --------------------------------
                                       Duane Deaner,
                                       Chief Financial Officer
                                       (authorized officer and
                                       principal financial officer)

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