Form 10-K405
period 2001-02-23
ENVIRONMENTAL TECTONICS CORP
filed 2001-05-24
CIK 33113

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
             Act Of 1934 For the fiscal year ended February 23, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [no fee required]

For the transition period from ____________ to ____________.

Commission File Number 1-10655

                       ENVIRONMENTAL TECTONICS CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


        Pennsylvania                              23-1714256
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


      County Line Industrial Park
       Southampton, Pennsylvania                      18966
----------------------------------------           ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

As of May 21, 2001, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $28,536,000. As of May 21, 2001, there were 7,133,914 shares of Registrant's common stock, $0.05 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's 2001 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Part II, Items 5, 6, 7, and 8. Portions of the Registrant's Proxy Statement to be used in connection with its 2001 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Item II.

                           FORWARD-LOOKING STATEMENTS

         Except for historical information, this report may be deemed to contain "forward-looking" statements. The Company desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Act.

         These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency fluctuations, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words, "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors (some of which, in whole or in part, are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (2) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (3) the import of domestic or foreign military or political conflicts and turmoil; (4) the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; (5) willingness of customers to substitute competitors' products and services and vice versa;
(6) the impact on operations of changes in U.S. and governmental laws and public policy, including environmental regulations; (7) the level of export sales impacted by export controls, changes in legal and regulatory requirements; policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (8) technological changes; (9) regulatory or judicial proceedings;
(10) the impact of any current or future litigation involving the Company; and
(11) the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                     PART I

Item 1.  Business

(a)      Business Development

         Environmental Tectonics Corporation ("ETC" or the "Company"), a Pennsylvania corporation, incorporated in 1969, is principally engaged in the design, manufacture and sale of software driven products used to A) create and monitor the physiological effects of motion on humans and equipment and B) control, modify, simulate and measure environmental conditions. These products include aircrew training systems, entertainment products, sterilizers, environmental and hyperbaric chambers, and other products, which involve similar manufacturing techniques and engineering technologies.

         Since February 25, 2000, there has been no material change in the Company's mode of conducting business.

(b)      Business of the Company

         The company operates in two primary business segments, Aircrew Training Systems ("ATS") and Industrial Group.

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

         The aircrew training system class of products as a whole represented 73%, 76% and 84% of consolidated revenues of the Company for the years ended February 23, 2001, February 25,2000 and February 26, 1999, respectively.

         Industrial Group.  This segment includes three primary product lines:

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

         Sales in this class of products were 27%, 24% and 16% of consolidated revenues of the Company for the years ended February 23,2001, February 25, 2000 and February 26, 1999, respectively.

         The Company also provides control operator repair and upgrades and maintenance service for its own and other manufacturers' equipment.

Marketing

         The Company currently markets its products and services primarily through its sales offices and employees. At February 23, 2001, approximately 20 employees were committed to sales and marketing functions. The Company uses branch offices in the United Kingdom, the Middle East, and Asia as well as the services of approximately 100 independent sales organizations in seeking foreign orders for its products.

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

               - G-force and Disorientation trainers. The Company is introducing a new second generation General Aviation Trainer (GAT II). Aimed at the commercial aviation market, the GAT II simulates the cockpit controls, displays and flight characteristics of general aviation private aircraft, business aircraft and helicopters. The GAT II will integrate portions of the "Pro-Pilot" flight simulation software game.

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

         The Company reported research and development costs of $903,000, $920,000 and $397,000 for the years ended February 23,2001, February 25, 2000 and February 26, 1999, respectively. However, most of the cost of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

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

Patents and Trademarks

         The Company has no patents or trademarks which it considers significant to its operations, except a patent on the GYROLAB Spatial Disorientation Trainer, which expires in December 2004.

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

         In fiscal 2001, the Company's major customers included the United Kingdom Ministry of Defense representing $5,524,000 and the Walt Disney companies, representing $8,400,000 of revenues, respectively. These companies do not have any relationship with the Company other than as customers.

Foreign and Domestic Operations and Export Sales

         During the years ended February 23,2001, February 25, 2000 and February 26, 1999, approximately $916,000 (3%), $1,587,000 (5%) and $1,158,000 (4%),
respectively, of the Company's net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the U.S. government.

         During the years ended February 23,2001, February 25, 2000 and February 26, 1999, $16,404,000 (51%), $23,907,000 (69%) and $22,876,000 (78%),
respectively, of the Company's net revenues were attributable to export sales or sales for export. (See Note 11 to the Company's consolidated financial statements incorporated herein by reference to the Annual Report.) On export sales, customers' obligations to the Company are normally secured by irrevocable letters of credit based on the credit worthiness of the customer.

         The Company does not believe that the distribution of its sales for any particular period is necessarily indicative of the distribution expected for any other period.

         A large portion of the Company's sales is under long-term contracts requiring more than one year to complete. The Company accounts for sales under long-term contracts on the percentage of completion basis. See Note 1 to consolidated financial statements.

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

Backlog

         The Company's sales backlog at February 23, 2001, and February 25, 2000, for work to be performed and revenue to be recognized under written agreements after such dates was $40,439,000 and $44,146,000, respectively. In addition, the Company's training and maintenance contracts backlog at February 23, 2001 and February 25, 2000, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,347,000 and $1,288,000, respectively. Of the February 23,2001 backlog, approximately $32,799,000 is under contracts for aircrew training systems and maintenance support including $23,627,000 for the Walt Disney companies. Approximately 79% of the February 23, 2001, backlog is expected to be completed prior to February 24, 2002.

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

Compliance with Environmental Laws

         The Company has not incurred during fiscal 2001 nor does it anticipate incurring during fiscal 2002 any material capital expenditures to maintain compliance with Federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor does the Company anticipate that compliance with these provisions will have a material adverse effect on its earnings or competitive position.

Employees

         On February 23, 2001, the Company had 307 full-time employees, of whom 6 were employed in executive positions, 88 were engineers, engineering designers, or draftspeople, 56 were administrative (sales, accounting, etc.) and clerical personnel, and 137 were engaged principally in production and operations.

Item 2.  Property

         The Company owns its executive offices and principal production facilities located on a 5-acre site in the County Line Industrial Park, Southampton, Pennsylvania in an approximately 100,000 square foot steel and masonry building. Approximately 85,000 square feet are devoted to manufacturing, and 15,000 square feet to office space. The original building was erected in 1969 and additions were made in 1973, 1976, 1985, 1991 and 2000. This property serves as collateral for the Company's revolving credit facility. Additionally, the Company rents office space at various sales and support locations throughout the world and at its Polish subsidiary.

         The Company considers its machinery and plant to be in satisfactory operating condition. Increases in the level of operations beyond that expected in the current fiscal year might require the Company to obtain additional facilities and equipment.

Item 3.  Legal Proceedings

         Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters are reserved for or are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts as would not have a material adverse effect on the financial position of the Company if resolved unfavorably.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         See information appearing under the heading "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference.

Item 6.  Selected Financial Data

         See information appearing under the heading "Financial Review" in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements

         See the information appearing under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the directors and executive officers of the Registrant:

                                         Served
                                           as            Principal Occupations
                                         Director          and Positions and
                                        or Officer        Offices with the
Name                          Age        Since(1)             Company
----                          ---       ----------      ----------------------
William F. Mitchell(2)        59           1969         Chairman of the Board,
                                                        President and Director

Richard E. McAdams(3)         65           1985         Executive Vice President
                                                        and Director

Philip L. Wagner, Ph.D.(4)    64           1993         Director

Pete L. Stephens, M.D.(5)     63           1974         Director

David Lazar(6)                44           2000         Director

Duane D. Deaner(7)            53           1996         Chief Financial
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

(6) Since February 1, 1993, Mr. Lazar has served as Managing Director of Berwind Financial, L.P., and since June 1999, co-head of Berwind's Investment Bank, specializing in investment banking services to both privately held and publicly-traded companies. He also heads the firm's Financial Services group. Prior to Berwind, Mr. Lazar served as President, Ryan, Beck & Co./Mid-Atlantic, a regional investment banking firm specializing in the financial services industry. Mr. Lazar holds an MBA from the College of William and Mary Graduate School of Business Administration and a B.S. from Duke University. He also serves as an advisory director of First Virtual, Inc., a Florida based internet company that provides financial services.

(7) Mr. Deaner has served as Chief Financial Officer of the Company since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995.

Committees of the Board of Directors

         During the year ended February 23, 2001, the Company had an Audit Committee consisting of the following directors: Messrs. Lazar, Philip L.
Wagner and Dr. Pete L. Stephens. The independent outside directors also served on the Company's Compensation Committee during the year ended February 23, 2001. The Audit Committee is charged with reviewing and overseeing the Company's financial systems and internal control procedures and conferring with the Company's independent accountants with respect thereto. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel.

         During the year ended February 23, 2001, the Board of Directors held 2 meetings and the Audit Committee and Compensation Committee each held 1 meeting. All members of the Board attended all of the meetings of the Board held while they were members of the Board. All members of the Audit Committee and Compensation Committee attended all meetings of the Committee held while they were members thereof.

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

Item 11. Executive Compensation

         REMUNERATION OF DIRECTORS AND OFFICERS

         The following table sets forth compensation paid by the Company to the Chief Executive Officer for services rendered during fiscal years
2001,2000,1999. There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning the Company's compensation and benefit programs.

                           SUMMARY COMPENSATION TABLE

                                                                               Annual Compensation
                                                                             Other
Name and                                                                     Annual        All Other
Principal                  Fiscal                                            Compen-        Compen-
Position                    Year        Salary($)        Bonus($)          sation($)(1)   sation($)(2)
---------                  ------       ---------        --------          ------------   ------------
William F. Mitchell,        2001         $225,000     $ 10,969(1)(4)           --           $4,000
President and Chief         2000          225,000     $ 12,023(1)(4)           --            3,876
Executive Officer           1999          207,085      126,563                 --            3,876

(1) The Company's executive officers receive certain perquisites. For fiscal years 2001, 2000 and 1999, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(2) These amounts represent the Company's contribution to the Retirement Savings Plan.

Directors of the Company who are not officers of the Company are paid $600 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of May 21, 2001, the number of shares and percentage of the Company's Common Stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to the Company's knowledge, more than 5% of the outstanding Common Stock. The table also sets forth the holdings of all directors and executive officers as a group.

                                                Amount and
                                                Nature of          Percent
                                                Beneficial           of
Name and Address of Beneficial Owner            Ownership           Class
------------------------------------            ----------         -------

William F. Mitchell (1)                          1,752,998          24.6%
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Pete L. Stephens, M.D. (2)                         675,800(3)        9.5%
31 Ribaut Drive
Hilton Head Island, SC  29926

Richard E. McAdams (2)                              38,992(4)           *
c/o Environmental Tectonics
  Corporation
County Line Industrial Park
Southampton, PA  18966

Philip L. Wagner, Ph.D. (2)                         12,000(5)           *
201 Sandfiddler East
P.O. Box 4603
Emerald Isle, NC  28594

David P. Lazar(2)                                        0              *
C/o Berwind Financial, L.P.
3000 Centre Square West
1500 Market Street
Philadelphia, PA  19102

FINOVA Mezzanine Capital                           832,800(6)       11.2%
500 Church Street, Suite 200
Nashville, TN 37219

Emerald Advisors, Inc.                           1,051,513(7)       14.7%
1857 William Penn Way
P.O. Box 10666
Lancaster, PA 17605-0666

All directors, and executive
officers as a group (6 persons)                  2,483,540(8)       34.7%

* less than 1%
--------------------
(1) Chairman of the Board, President and Director of the Corporation. Shares of Common Stock include 192,000 shares held by Mr. Mitchell's wife.

(2)  Director of the Corporation.

(3) Includes 25,500 shares held by or for the benefit of Dr. Stephens' wife and two of his children.

(4) Includes options to purchase 21,250 shares of Common Stock held under the Company's Incentive Stock Option Plan which are presently exercisable.

(5) Includes 8,000 shares of Common Stock held by or for the benefit of Dr. Wagner's wife.

(6) These shares include 332,820 shares of Common Stock underlying a presently exercisable warrant to purchase shares of Common Stock.

(7) As reported in a Schedule 13G, dated December 31,2000, filed by Emerald Advisors, Inc., Emerald has sole voting power with respect to 743,273 shares of Common Stock and sole dispositive power over 308,240 shares of Common Stock.

(8) Includes options to purchase 21,250 and 3,750 shares of Common Stock which may be acquired by Director McAdams and Duane Deaner, Chief Financial Officer, respectively, upon the exercise of options granted under the Company's Incentive Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

         None

Item 14. Exhibits and Reports on Form 8-K

         (a) Exhibits:

Number    Item
------    ----

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

 10.6 Amendment to Revolving Credit Agreement dated as of November 28, 1997 and is incorporated herein by reference.

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

         (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENVIRONMENTAL TECTONICS CORPORATION

                                    By /s/ William F. Mitchell
                                       --------------------------------------
                                       William F. Mitchell,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Position                        Date
----                            --------                        ----

/s/ William F. Mitchell         Chairman of the Board,          May 24, 2001
--------------------------      Chief Executive Officer,
William F. Mitchell             President and Director

/s/ Duane D. Deaner             Chief Financial                 May 24, 2001
--------------------------      Officer (Principal
Duane D. Deaner                 Accounting Officer)

/s/ Richard E. McAdams          Director                        May 24, 2001
--------------------------
Richard E. McAdams

/s/ David Lazar                 Director                        May 24, 2001
-------------------------
David Lazar

/s/ Pete L. Stephens            Director                        May 24, 2001
--------------------------
Pete L. Stephens, M.D.

/s/ Philip L. Wagner            Director                        May 24, 2001
--------------------------
Philip L. Wagner, Ph.D.

ENVIRONMENTAL TECTONICS CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)


   Column A                                       Column B             Column C          Column D        Column E
   --------                                       --------             --------          --------        --------

                                                                        Charges/
                                                 Balance at            (Credits)                        Balance At
                                                  Beginning            to Costs/                          End of
 Description                                      of Period             Expenses       Reductions(A)      Period
 -----------                                      ---------             --------       -------------      ------
Year ended February 23, 2001:

  Valuation and qualifying accounts related to:

    Accounts receivables                          $  367                $  (3)         $   --             $  370

    Inventory                                     $  720                $ 100          $  190             $  630

    Property, plant and equipment                 $8,004                $ 631          $   --             $8,635

    Software development costs                    $5,215                $ 455          $   --             $5,670

    Other assets                                  $   61                $  35          $   --             $   96

Year ended February 25, 2000

  Valuation and qualifying accounts related to:

    Accounts receivable                           $  385                $  --          $   18             $  367

    Inventory                                     $  625                $  95          $   --             $  720

    Property, plant and equipment                 $7,527                $ 535          $   58             $8,004

    Software development costs                    $4,619                $  96          $   --             $5,215

    Other assets                                  $   25                $  36          $   --             $   61

Year ended February 26, 1999

  Valuation and qualifying accounts related to:

    Accounts receivables                          $  379                $  83          $   77             $  385

    Inventory                                     $1,040                $(315)            100                625

    Property, plant and equipment                 $6,729                $ 798          $   --             $7,527

    Software development costs                    $3,914                $ 705          $   --             $4,619

    Other assets                                  $   --                $  25          $   --             $   25



                       (A) Amounts written off or retired

                                  EXHIBIT INDEX

Exhibit No.   Item
-----------   ----
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

   10.6 Amendment to Revolving Credit Agreement dated as of November 28, 1997 and is incorporated herein by reference.

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