Form 10-Q
period 2001-05-25
ENVIRONMENTAL TECTONICS CORP
filed 2001-07-16
CIK 33113

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 25,2001

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

     The number of shares outstanding of the registrant's common stock as of July 9, 2001 is: 7,141,864

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Environmental Tectonics Corporation
                        Consolidated Income Statements
                                  (unaudited)


                                         Three months ended:
                                     ---------------------------
                                        May 25,        May 26,
                                         2001           2000
                                     ------------   ------------
                                    (thousands, except share and
                                       per share information)

Net Sales                              $ 8,340        $ 7,157
Cost of goods sold                       5,647          3,802
                                       -------        -------

Gross profit                             2,693          3,355
                                       -------        -------

Operating expenses:
Selling and administrative               2,076          1,658
Research and development                   168            175
                                       -------        -------
                                         2,244          1,833
                                       -------        -------
Operating income                           449          1,522
                                       -------        -------

Other expenses:
Interest expense                           258            192
Other, net                                  33            (21)
                                       -------        -------
                                           291            171
                                       -------        -------
Income before income taxes                 158          1,351
Provision for/(benefit from)
 income taxes                              (61)           467
                                       -------        -------
Income before minority interest            219            884
Income (loss) attributable to
  minority interest                         (5)             2
                                       -------       --------
Net income                             $   224       $    882
                                       =======       ========

Per share information:
Income available to common
  shareholders                         $   224        $   882
Income per share:  basic               $  0.03        $  0.13
Income per share:  diluted             $  0.03        $  0.12
Number of shares:  basic             7,139,000      7,035,000
Number of shares:  diluted           7,557,000      7,534,000


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

               Environmental Tectonics Corporation
                   Consolidated Balance Sheets

                                                                        May 25,      February 23,
                                                                         2001            2001
                                                                        -------------------------
                                                                        unaudited
                                                                        ---------
                                                                          (amounts in thousands,
                                                                        except share information)
                Assets
Current assets:
  Cash and cash equivalents                                              $   572       $   851
  Cash equivalents restricted for letters of credit                          196           544
  Accounts receivable, net                                                16,482        16,776
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                       11,254         9,595
  Inventories                                                              5,554         4,624
  Deferred tax asset                                                         615           615
  Prepaid expenses and other current assets                                  752           423
                                                                         -------       -------
                                                                          35,425        33,428
Property, plant and equipment, at cost, net of accumulated depreci-
  ation of $8,789 at May 25, 2001 and $8,635 at Feb. 23, 2001              5,657         5,337
Software development costs, net of accumulated amortization of
  $5,784 at May 25, 2001 and $5,670 at February 23, 2001                   1,200         1,191
Other assets                                                                 743           749
                                                                         -------       -------
    Total assets                                                         $43,025       $40,705
                                                                         =======       =======

Liabilities and Stockholders' Equity
             Liabilities
Current liabilities:
  Current portion of long-term obligations                               $   290       $  643
  Accounts payable - trade                                                 2,344        1,929
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                          353        1,712
  Customer deposits                                                        2,116        1,443
  Accrued income taxes                                                       626          754
  Accrued liabilities                                                      1,927        1,877
                                                                         -------      -------
    Total current liabilities                                              7,656        8,358
                                                                         -------      -------

Long-term debt, less current portion:
  Credit facility payable to banks                                        10,478        7,564
  Long-Term Bonds, net                                                     4,920        5,195
  Other                                                                       16           19
                                                                         -------      -------
                                                                          15,414       12,778
Deferred income taxes                                                        674          674
                                                                         -------      -------
    Total liabilities                                                     23,744       21,810
                                                                         -------      -------

Minority interest                                                             94           99

         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  7,138,796 and 7,110,546 issued and outstanding at
  May 25, 2001 and February 23, 2001, respectively                           358          355
Capital contributed in excess of par value of common stock                 6,682        6,514
Accumulated other comprehensive income                                      (230)       (226)
Retained earnings                                                         12,377       12,153
                                                                         -------      -------
    Total stockholders' equity                                            19,187       18,796
                                                                         -------      -------
Total liabilities and stockholders' equity                               $43,025      $40,705
                                                                         =======      =======

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

               Environmental Tectonics Corporation
              Consolidated Statements of Cash Flows
                           (unaudited)

                                                                           Three months ended
                                                                         May 25,        May 26,
                                                                          2001           2000
                                                                         -------        -------
                                                                          (amounts in thousands)
Cash flows from operating activities:
  Net income                                                             $   224        $   882
  Adjustments to reconcile net income to net cash used
    in operating activities:
    Depreciation and amortization                                            307            336
    Provision for losses on accounts receivable and inventories               27           (167)
    Minority interest                                                          5              3
    Changes in operating assets and liabilities:
      Accounts receivable                                                    294            (67)
      Costs and estimated earnings in excess of billings on
        uncompleted long-term contracts                                   (1,659)        (1,225)
      Inventories                                                           (957)        (1,293)
      Prepaid expenses and other assets                                     (329)          (141)
      Other assets                                                            47            (23)
      Accounts payable                                                       415           (572)
      Billings in excess of costs and estimated earnings on
        uncompleted long-term contracts                                   (1,359)        (1,250)
      Customer deposits                                                      673             -
      Accrued income taxes                                                  (128)           446
      Other accrued liabilities                                               32           (371)
      Payments under settlement agreements                                     -            (30)
                                                                         -------        -------
Net cash used in operating activities                                     (2,408)        (3,472)
                                                                         -------        -------

Cash flows from investing activities:
  Acquisition of equipment                                                  (474)          (293)
  Capitalized software development costs                                    (123)           (50)
  Purchase of subsidiary, net                                                  -            195
                                                                          ------        -------
Net cash used in investing activities                                       (597)          (148)

Cash flows from financing activities:
  Net borrowings(payments)under credit facility                            2,914         (1,523)
  Proceeds from long-term bonds                                              -            5,470
  Deferred financing costs                                                   (80)          (175)
  Decrease/(Increase) in cash equivalents, restricted                        348         (1,210)
  Proceeds from issuance of common stock/warrants                            171            598
  Capital leases/other                                                      (631)           (12)
                                                                         -------        -------
Net cash provided by financing activities                                  2,722          3,148
                                                                         -------        -------

Effect of exchange rate changes on cash                                        4              6
                                                                         -------       --------
Net decrease in cash and cash equivalents                                   (279)          (466)
Cash and cash equivalents at beginning of period                             851          1,725
                                                                         -------       --------
Cash and cash equivalents at end of period                               $   572       $  1,259
                                                                         =======       ========

Supplemental schedule of cash flow information:
  Interest paid                                                              234            141
  Income taxes paid                                                          193             36


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

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the period presented may not be indicative of the full year's results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 23, 2001. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.  Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earnings per share for the three month periods ended May 25, 2001 and May 26, 2000.

                                   (amounts in thousands, except
                                   share and per share information)
                                         Three months ended:
                                    ------------------------------
                                       May 25,            May 26,
                                        2001               2000
                                    -----------         ----------
Net income                              $224               $882


Income available to common
  stockholders                          $224               $882
                                   =========          =========

Basic earnings per share:
  Weighted average shares          7,139,000          7,035,000
  Per share amount                     $0.03              $0.13
                                   =========          =========

Diluted earnings per share:
  Weighted average shares          7,139,000          7,035,000
  Effect of dilutive  securities:
    Stock options                    104,000            181,000
    Stock warrants                   314,000            318,000
                                   ---------          ---------
                                   7,557,000          7,534,000
  Per share amount                     $0.03              $0.12
                                   =========          =========


3.  Accounts Receivable

     The components of accounts receivable are as follows:


                                                                         May 25,       February 23,
                                                                          2000            2001
                                                                        --------       ------------
                                                                          (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
  subject to negotiation                                                 $ 6,366         $ 5,707
U.S. commercial receivables billed                                         2,537           2,484
International receivables billed and unbilled contract costs
  subject to negotiation                                                   7,949           8,955
                                                                         -------         -------
                                                                          16,852          17,146
Less allowance for doubtful accounts                                        (370)           (370)
                                                                         -------        --------
                                                                         $16,482        $ 16,776
                                                                         =======        ========

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation primarily represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded beginning in fiscal year 1994, including $1,148,000 recorded during the three months ended May 26, 2000. The Company has recorded claims, amounting to $3,898,000 to the extent of contract costs incurred, and accounts receivable of $1,649,000 representing the balance due under the contract. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 2002. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $12,000,000 in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. In May 2000, the Company and the U.S. Government had reached an agreement in principle which would have included resolution of all U.S. Navy claims on a global basis and contracted additional work on the centrifuge. In July 2000, the Company received notice that the Navy, citing an inability to obtain the prerequisite approvals and thus the necessary funding to effect the settlement, was rescinding the agreement.

International receivables and unbilled contract costs subject to negotiation:

     International receivables billed include $929,000 related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $229,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. The balance due on the contract is still under review and at this point the Company is not able to determine what, if any, impact the extended completion period will have upon the receipt of final payment. However, the

Company recently received notification that the RTAF Directorate of Finance had received approval from the Ministry of Finance to release the performance bond portion of the balance. The Company continues to pursue collection.

     Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for two contracts covering 1996 to the present. Claims receivables and corresponding revenue aggregating $5,539,000 have been recorded, including $441,000 in the current quarter. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2002. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company has submitted a claim for one of the contracts to the customer and has also submitted to the customer requests for equitable contract price adjustments on the other contract. The Company predicts it will have to ultimately begin legal proceedings in the United Kingdom against the customer. As a related item, during the third quarter of fiscal 2000, the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

4.  Inventories

     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves):

                                                                   May 25,     February 23,
                                                                    2001          2001
                                                                ------------   ------------
                                                                   (amounts in thousands)
Raw materials                                                      $  392        $  359
Work in Process                                                     5,162         4,265
                                                                   ------        ------
                                                                   $5,554        $4,624


5. Stockholders' Equity

     The components of stockholders' equity at May 25, 2001, and February 23, 2001 were as follows:


                                    (amounts in thousands, except share information)
                              Common Stock                   Accumulated
                            ------------------   Additional   other comp.    Retained
                              Shares    Amount     Capital     income        Earnings      Total
                            ---------   ------   ----------   --------       --------     --------
Balance, February 23,
  2001                      7,110,546    $355      $6,514        $(226)       $12,153      $18,796

Net income for the three
  month period ended
  May 25, 2001                   -         -          -            -              224          224
Other comprehensive loss         -         -          -             (4)           -             (4)
                            --------    -----      ------       -------       -------        -----
Total comprehensive income       -         -          -             (4)           -            220
Shares issued in con-
  nection with employee
  stock option plans           28,250       3         168          -              -            171
                            ---------    -----     ------       -------      --------        -----
Balance at May 25,
  2001                      7,138,796    $358      $6,682        $(230)       $12,377      $19,187
                            =========    ====      ======        =====        =======      =======


6.  Business Segment Presentation:

     The Company primarily manufactures under contract various types of high-technology equipment, which it has designed and developed. The Company considers its business activities to be divided into two segments: Aircrew Training Systems (ATS) and Industrial Simulation. The ATS business segment produces devices which create and monitor the physiological effects of motion, including spatial disorientation and centrifugal forces for the medical, training, research and entertainment markets. The Industrial Group produces chambers that create environments that are used for sterilization, research, and medical applications. The following segment information reflects the accrual basis of accounting:

                                          Industrial
                                ATS         Group          Total
                             ----------  ----------      ----------
                                    (amounts in thousands)

Three months ended
  May 25, 2001
-------------------
Net Sales                     $5,545       $2,795          $8,340
Interest Expense                 214           44             258
Deprec. And Amort.               220           87             307
Operating Income/(loss)          (49)         693             644
Income Tax Prov/(benefit)        108         (124)            (16)
Identifiable Assets           28,575        5,915          34,490
Expend. For Seg. Assets

                                          Industrial
                                ATS         Group          Total
                             ----------  ----------      ----------
                                    (amounts in thousands)

Three months ended
  May 26,2000
-------------------
Net Sales                     $5,776       $1,381         $ 7,157
Interest Expense                 119           33             152
Deprec. And Amort.               242           94             336
Operating Income               1,977         (259)          1,718
Income Tax Prov.                 650         (102)            548
Identifiable Assets           21,992        5,116          27,108
Expend. For Seg. Assets          182           42             224

Reconciliation to              2001         2000
consolidated amounts          ------       ------
   Segment operating income   $  644       $1,718
   Less interest expense        (258)        (152)
   Less income taxes             (16)        (548)
                               -----        -----
Total profit for segments      $ 370       $1,018

Corporate home off. exps.       (185)        (196)
Interest and other exps.         (33)        ( 19)
Income tax benefit                77           81
Minority interest                 (5)           2
                               -----       ------
Net income                     $ 224       $  882
                               =====       ======

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

Approximately 48% of sales totaling $4,028,000 in the first quarter of fiscal 2002 were made to one domestic customer in the ATS segment. Approximately 31% of sales totaling $2,237,000 in the first quarter of fiscal 2001 were made to two international and one domestic customers in the ATS segment.

Included in the segment information for the first quarter of fiscal 2002 are export sales of $2,834,000, none of which when aggregated by geographic area exceeded 10% of total sales for the quarter. Sales to the US government and its agencies aggregated $786,000 for the period.

Included in the segment information for the first quarter of fiscal 2001 are export sales of $3,246,000. Of this amount, there are sales to or relating to government accounts in Great Britain of $995,000. Sales to the US government and its agencies aggregate $1,462,000 for the period.

7. Acquisitions

     On September 9, 2000, the company purchased the assets of the "Pro-Pilot" flight simulation game for $400,000 cash. The Company plans to develop a next generation "Pro-Pilot 2000"tm game which will be marketed through the internet. Also, this software can be integrated into the Company's General Aviation Trainer product for commercial application.

     On September 27, 2000, the Company purchased an additional 30% ownership interest in ETC-PZL for $300,000 cash. With this purchase, the Company's ownership interest increases to 95%. Also, in April 2001, the Company paid off the $350,000 note issued with the original purchase of ETC-PZL in April 1998.

8.  Recent Accounting Pronouncements

     In January 2001, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the Consolidated Balance Sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair value of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings. SFAS No. 133 is effective for all periods beginning after June 15, 1999. This effective date was later deferred to all periods beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement Number 133." The adoption of SFAS No. 133 had no impact on the Company's consolidated financial position or results of operations.


     On June 29,2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting

Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1,2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

                     (amounts in dollars, except where noted
                        and share and per share amounts)

Results of Operations

                       Forward Looking Statements

     Except for historical information, this report may be deemed to contain "forward-looking" statements. The Company desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the act.

     These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (I) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency fluctuations, capital structure and other financial items, (ii)statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv)statements of assumptions and other statements about the Company or its business, and
(v)statements preceded by, followed by or that include the words "may", "could", "should", "pro-forma", "looking forward", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan", or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors (some of which, in whole or in part, are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (2) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (3) the impact of domestic or foreign military or political conflicts and turmoil; (4) the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; (5) the willingness of customers to substitute competitors' products and services and vice versa; (6) the impact on operations of changes in U.S. and governmental laws and public policy, including environmental regulations; (7) the level of export sales impacted by export controls, changes in legal and regulatory requirements; policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (8) technological changes;(9) regulatory or judicial proceedings; (10) the impact of any current or future litigation involving the Company; and (11) the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Three months ended May 25, 2001 compared to May 26, 2000.

     The Company had net income of $224,000, or $.03 per share (diluted), versus net income of $882,000 or $.12 per share (diluted), for the corresponding first quarter of fiscal 2000. Sales for the quarter were $8,340,000, an increase of $1,183,000 or 16.5%, over the corresponding prior period. Increases were evidenced in most product areas, most significantly in Entertainment products, which increased $2,787,000 or 224.5%. Providing a partial offset were decreased total International sales for Aircrew Training Systems, which were down $1,578,000 or 52.7%. Overall, domestic sales were up $2,141,000, or 87.4% from the prior period, and represented 55.0% of the Company's total sales, up from 34.2% a year ago. Government sales decreased $676,000 or 46.2%, primarily reflecting the booking in the prior period of $1,148,000 of government claims revenue. International sales were down $283,000 or 8.7%, and represented 35.5% of total sales, down from 38.9% in the prior period.

     Gross profit dollars were down $662,000 from the prior period, as the higher sales level was completely offset by a 14.7 percentage point drop in the rate as a percent of sales to 32.2%. Contributing to the gross margin decrease were reduced gross margins for ATS products and exchange losses of $405,000 booked on two contracts which are denominated in foreign currencies. Acting as a partial offset was additional gross margin on the significantly increased Entertainment sales.

     Selling and administrative expenses increased $418,000 or 25.2%. This increase reflected additional expenditures for commissions, claim costs and salaries and benefits.

     Research and development expenses were within $7,000 of the prior period reflecting continued product development primarily in the Company's Turkish Branch.

     Interest and other fees were up $120,000 or 70.2% reflecting increased borrowings albeit at a lower rate.

     The Company's tax provision for the current quarter reflected an average rate of 30% and a $100,000 research tax credit. The prior period rate approximated the statutory rate of 35%.


Liquidity and Capital Resources

     During the three-month period ended May 25,2001, the Company used $2,408,000 for operating activities. This was primarily a result of an increase in costs and estimated earnings in excess of billings on uncompleted long-term contracts, an increase in inventories, and a decrease in billings in excess of costs and estimated earnings on uncompleted long-term contracts. Versus last year's corresponding period, net cash used in operating activities reflected a decrease of $1,064,000.

     Investment activities consisted of purchases for capital equipment and capitalized software.

     Financing activities consisted of bank borrowings and cash from a decrease in restricted cash equivalents and the issuance of stock partially offset by a mandatory repayment of $275,000 on long term bonds and the payment of a $350,000 note related to the original purchase of ETC-PZL. On May 21,2001, the Company signed an amendment to its revolving credit agreement which modified the Funds Flow Ratio loan covenants for the three fiscal quarters through November 23, 2001.

     The Company's sales backlog at May 25, 2001, and February 23, 2001, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $34,456,000 and $40,439,000 respectively. In addition, the Company's training and maintenance contracts backlog at May 25, 2001, and February 23,2001, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,501,000 and $1,347,000 respectively.


                           --------------------------

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

     (a) Reports on Form 8-K
         None

                                   Signatures

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2001           ENVIRONMENTAL TECTONICS CORPORATION

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