Form 10QSB
period 2001-08-24
ENVIRONMENTAL TECTONICS CORP
filed 2001-10-09
CIK 33113

                           FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 24,2001

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

     The number of shares outstanding of the registrant's common stock as of October 03, 2000 is: 7,145,614

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Environmental Tectonics Corporation
                        Consolidated Income Statements
                                  (unaudited)

                                      Three months ended:             Six months ended:
                                  ---------------------------   ---------------------------
                                   August 24,    August 25,     August 24,   August 25,
                                      2001           2000           2001           2000
                                  ------------   ------------   ------------   ------------
                                     (thousands, except share and per share information)
Net Sales                           $ 7,414        $ 6,994        $15,754        $14,151
Cost of goods sold                    5,021          4,316         10,668          8,118
                                    -------        -------        -------        -------

Gross profit                          2,393          2,678          5,086          6,033
                                    -------        -------        -------        -------

Operating expenses:
Selling and administrative            1,691          1,887          3,767          3,545
Research and development                156            309            324            484
                                    -------        -------        -------        -------
                                      1,847          2,196          4,091          4,029
                                    -------        -------        -------        -------
Operating income                        546            482            995          2,004
                                    -------        -------        -------        -------

Other expenses:
Interest expense                        272            211            530            403
Other, net                              (1)             25             32              4
                                    -------        -------        -------        -------
                                        271            236            562            407
                                    -------        -------        -------        -------
Income before income taxes              275            246            433          1,597
Provision for income taxes             (18)            106           (79)            573
                                    -------        -------        -------        -------
Income before minority interest         293            140            512          1,024
Income (loss) attributable to
  minority interest                     (4)             22            (9)             24
                                    -------        -------        -------        -------
Net income                          $   297        $   118        $   521        $ 1,000
                                    =======        =======        =======        =======

Per share information:
Income available to common
  shareholders                      $   297        $   118        $   521        $ 1,000
Income per share:  basic            $  0.04        $  0.02        $  0.07        $  0.14
Income per share:  diluted          $  0.04        $  0.02        $  0.07        $  0.13
Number of shares:  basic          7,143,000      7,097,000      7,143,000      7,071,000
Number of shares:  diluted        7,497,000      7,532,000      7,549,000      7,533,000

The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
                   Consolidated Balance Sheets

                                                                     August 24,  February 23,
                                                                       2001         2001
                                                                   --------------------------
                                                                    (unaudited)
---------------------------------------------------------------------------------------------
                                                                      (amounts in thousands,
                                                                     except share information
                Assets
Current assets:
  Cash and cash equivalents                                           $   924       $   851
  Cash equivalents restricted for letters of credit                       475           544
  Accounts receivable, net                                             15,880        16,776
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                    12,788         9,595
  Inventories                                                           6,091         4,624
  Deferred tax asset                                                      615           615
  Prepaid expenses and other current assets                               530           423
                                                                      -------       -------
                                                                       37,303        33,428
Property, plant and equipment, at cost, net of accumulated depreci-
  ation of $8,938 at August 24, 2001 and $8,635 at Feb 23, 2001         5,630         5,337
Software development costs, net of accumulated amortization of
  $5,898 at August 24, 2001 and $5,670 at February 23, 2001             1,211         1,191
Other assets                                                              722           749
                                                                      -------       -------
    Total assets                                                      $44,866       $40,705
                                                                      =======       =======

Liabilities and Stockholders' Equity
             Liabilities
Current liabilities:
  Current portion of long-term bonds                                  $   295       $   643
  Accounts payable - trade                                              2,570         1,929
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                       597         1,712
  Customer deposits                                                     2,042         1,443
  Accrued income taxes                                                    824           754
  Accrued liabilities                                                   1,781         1,877
                                                                      -------       -------
    Total current liabilities                                           8,109         8,358
                                                                      -------       -------

Long-term debt, less current portion:
  Credit facility payable to banks                                     11,554         7,564
  Long-Term Bonds, net                                                  4,920         5,195
  Other                                                                    13            19
                                                                      -------       -------
                                                                       16,487        12,778
                                                                      -------       -------
Deferred income taxes                                                     674           674
                                                                      -------       -------
    Total liabilities                                                  25,270        21,810
                                                                      -------       -------

Minority interest                                                          92            99
                                                                      -------       -------

         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  7,142,546 and 7,110,546 issued and outstanding at
  August 24, 2001 and February 23, 2001, respectively                     359           355
                                                                      -------       -------
Capital contributed in excess of par value of common stock              6,701         6,514
                                                                      -------       -------
Foreign currency translation adjustment                                  (230)         (226)
Retained earnings                                                      12,674        12,153
                                                                      -------       -------
    Total stockholders' equity                                         19,504        18,796
                                                                      -------       -------
Total liabilities and stockholders' equity                            $44,866       $40,705
                                                                      =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
              Consolidated Statements of Cash Flows
                           (unaudited)

                                                                        Six months ended
                                                                    August 24,     August 25,
                                                                       2001           2000
                                                                    ----------     ----------
                                                                     (amounts in thousands)
Cash flows from operating activities:
  Net income                                                         $   521        $ 1,000
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization                                        587            678
    Provision for losses on accounts receivable and inventories           54             47
    Minority interest                                                     (7)           (26)
    Changes in operating assets and liabilities:
      Accounts receivable                                                896         (3,867)
      Costs and estimated earnings in excess of billings on uncom-
        pleted long-term contracts                                    (3,193)          (880)
      Inventories                                                     (1,521)        (1,702)
      Prepaid expenses and other assets                                 (107)            65
      Other assets                                                       (29)            66
      Accounts payable                                                   641           (905)
      Billings in excess of costs and estimated earnings on uncom-
        pleted long-term contracts                                    (1,115)           525
      Customer deposits                                                  599             54
      Accrued income taxes                                                70            232
      Other accrued liabilities                                          (96)          (198)
      Payments under settlement agreements                                 -            (60)
                                                                     -------        -------
Net cash used in operating activities                                 (2,700)        (4,971)
                                                                     -------        -------

Cash flows from investing activities:
  Acquisition of equipment                                              (596)          (365)
  Capitalized software development costs                                (248)           (83)
  Purchase of subsidiary, net                                              -            142
                                                                     -------        -------
Net cash used in investing activities                                   (844)          (306)
                                                                     -------        -------

Cash flows from financing activities:
  Net borrowings  under credit facility                                3,990            310
  (Repayment of)/proceeds from long-term bonds                          (275)         5,470
  Deferred financing costs                                                 -           (175)
  Cash equivalents restricted for letters of credit                       69         (1,362)
  Proceeds from issuance of common stock/warrants                        191            633
  Capital leases payments/other                                         (354)           (15)
                                                                     -------        -------
Net cash provided (used) by financing activities                       3,621          4,861
                                                                     -------        -------

Effect of exchange rate changes on cash                                   (4)           (90)
                                                                     -------        -------
Net increase (decrease) in cash and cash equivalents                      73           (506)
Cash and cash equivalents at beginning of period                         851          1,725
                                                                     -------        -------
Cash and cash equivalents at end of period                           $   924        $ 1,219
                                                                     =======        =======

Supplemental schedule of cash flow information:
  Interest paid                                                          467            253
  Income taxes paid                                                      243            312
Supplemental information on noncash operating and investing
  activities:
  None

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

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the period presented may not be indicative of the full year's results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 23, 2001. Certain reclassifications have been made to the fiscal 2001 financial statements to conform with the fiscal 2002 presentation.

2.  Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three and six month periods ended August 24, 2001 and August 25, 2000.

                                                (amounts in thousands, except
                                               share and per share information)
                                      Three months ended:             Six months ended:
                                  ---------------------------------------------------------
                                    August 24,     August 25,     August 24,     August 25,
                                      2001           2000           2001           2000
                                  ------------   ------------   ------------   ------------
Net income                              $297           $118           $521         $1,000

Income available to common
  stockholders                          $297           $118           $521         $1,000
                                   =========      =========      =========      =========

Basic earnings per share:
  Weighted average shares          7,143,000      7,097,000      7,143,000      7,071,000
  Per share amount                     $0.04          $0.02          $0.04          $0.14
                                   =========      =========      =========      =========

Diluted earnings per share:
  Weighted average shares          7,143,000      7,097,000      7,143,000      7,071,000
  Effect of dilutive  securities:
    Stock options                     43,000        120,000         74,000        162,000
    Stock warrants                   311,000        315,000        332,000        300,000
                                   ---------      ---------      ---------      ---------
                                   7,497,000      7,532,000      7,549,000      7,533,000
  Per share amount                     $0.04          $0.02          $0.07          $0.13
                                   =========      =========      =========      =========

3.  Accounts Receivable

     The components of accounts receivable are as follows:

                                                                  August 24,   February 23,
                                                                    2001           2001
                                                                ------------   ------------
                                                                   (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
  subject to negotiation                                           $ 6,332        $ 5,707
U.S. commercial receivables billed                                   1,390          2,484
International receivables billed and unbilled contract costs
  subject to negotiation                                             8,328          8,955
                                                                   -------        -------
Other                                                                  200              -
-----------------------------------------------------------------------------------------
                                                                    16,250         17,146
Less allowance for doubtful accounts                                  (370)          (370)
                                                                   -------        -------
                                                                   $15,880        $16,776
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

International receivables and unbilled contract costs subject to negotiation

     International receivables billed includes $930,000 related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $230,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. Subsequent to August 24, 2001, the Company received a payment of $230,000 representing the amount due on the performance bond; the balance of $700,000 due on the contract is still under review and at this point the Company is not able to determine what, if any, impact the extended completion period will have upon the receipt of final payment. However, the Company continues to pursue collection.

     Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for two contracts covering 1996 to the present. Claims receivables and resulting revenue aggregating $5,560,000 have been recorded, including $21,000 in the current quarter. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2002. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company has submitted a claim for one of the contracts to the customer and has also submitted to the customer requests for equitable contract price adjustments on the other contract. As a related item, during the third quarter of fiscal 2000, the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

      On July 20, 2001, the Company was notified by the international customer that they were terminating the centrifuge contract, which was approximately 90% complete. The termination included a request for the refund of advance milestone payments made to date. At this point the Company is not able to assess the ultimate impact of the termination on current operations and financial results. As of August 24, 2001, the Company had recorded on its books the following amounts for the contract inception to date: revenue (including claims revenue) $19,728,000, cost of goods sold $13,202,000, costs and estimated earnings in excess of billings on uncompleted long term contracts $16,677,000, claims receivables $3,051,000, and billings in excess of costs and estimated earnings on uncompleted long term contracts $10,099,000.

4.  Inventories

     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves):

                                         August 24,   February 23,
                                           2001          2001
                                         ----------   ------------
                                          (amounts in thousands)
Raw materials                             $  392        $  359
Work in Process                            5,699         4,265
                                          ------        ------
                                          $6,091        $4,624
                                          ======        ======


5. Stockholders' Equity

     The components of stockholders' equity at February 23, 2001 and August 24, 2001 were as follows:

                                    (amounts in thousands, except share information)

                                Common Stock                 Accumulated
                            ------------------    Additional other comp.  Retained
                              Shares    Amount     Capital     income     Earnings   Total
                            ---------   ------   ----------   --------    --------  --------
Balance, February 23,
  2001                      7,110,546    $355      $6,514      $ (226)    $12,153   $18,796

Net income for six
  month period ended
  August 25, 2000             -          -          -          -              521       521
Other conprehensive loss      -          -          -            (4)           -        (4)
                            --------    ----     ------       -------     -------     -----
Total comprehensive income      -          -          -           (4)           -       517
Shares issued in con-
  nection with employee
  stock option plans          32,000       4         187        -           -           191
                             --------    -----    ------     -------     --------     -----
Balance at August 24,
  2001                      7,142,546    $359     $6,701      $(230)      $12,674   $19,504
                            =========    ====     ======      =====       =======   =======

6.  Business Segment Presentation:

     The Company primarily manufactures under contract various types of high-technology equipment that it has designed and developed. The Company considers its business activities to be divided into two segments: Aircrew Training Systems (ATS) and Industrial Simulation. The ATS business segment produces devices which create and monitor the physiological effects of motion, including spatial disorientation and centrifugal forces for the medical, training, research and entertainment markets. The Industrial Group produces chambers that create environments that are used for sterilization, research, and medical applications. The following segment information reflects the accrual basis of accounting:

                                          Industrial
                                ATS         Group       Total
                              ------       -------     -------
                                    (amounts in thousands)

Three months ended
  August 24, 2001
-------------------
Net Sales                     $5,041       $2,373       $7,414
Interest Expense                 228           44          272
Deprec. And Amort.               193           87          280
Operating Income                 393          410          803
Income Tax Prov.                  19           41           60
Identifiable Assets           29,614        6,156       35,770
Expend. For Seg. Assets          101           21          122

Three months ended
  August 25, 2000
-------------------
Net Sales                     $4,927       $2,067       $6,994
Interest Expense                 146           26          172
Deprec. And Amort.               220          122          342
Operating Income                 709            6          715
Income Tax Prov.                 197           (7)         190
Identifiable Assets           25,466        5,364       30,864
Expend. For Seg. Assets          239           50          289

Reconciliation to               2001         2000
consolidated amounts            ----         ----
   Segment operating income   $  803       $  715
   Less interest expense        (272)        (172)
   Less income taxes             (60)        (190)
                              ------       ------
Total profit for segments     $  471       $  353

Corporate home off. exps.       (257)        (233)
Interest and other exps.           1          (64)
Income tax benefit                78           84
Minority interest                  4          (22)
                              ------       ------
Net income                    $ 297        $  118
                              ======       ======

                                          Industrial
                                ATS         Group       Total
                              ------       -------     -------
                                    (amounts in thousands)

Six months ended
  August 24, 2001
-------------------
Net Sales                     $10,586      $5,168       $15,754
Interest Expense                  442          88           530
Deprec. And Amort.                413         174           587
Operating Income                  344       1,103         1,447
Income Tax Prov.                  127         (83)           44
Identifiable Assets            29,614       6,156        35,770
Expend. For Seg. Assets           494         102           596


Six months ended
  August 25, 2000
-------------------
Net Sales                     $10,703      $3,448       $14,151
Interest Expense                  265          59           324
Deprec. And Amort.                462         216           678
Operating Income                2,686        (253)        2,433
Income Tax Prov.                  847        (109)          738
Identifiable Assets            25,466       5,364        30,830
Expend. For Seg. Assets           421          92           513

Reconciliation to consol.
  amts:                        2001         2000
                              ------       ------
   Segment operating income   $ 1,447      $2,433
   Less interest expense         (530)       (324)
   Less income taxes              (76)       (738)
                              ------       ------
Total profit for segments     $   841      $1,371

Corporate home off. exps.        (442)       (429)
Interest and other exps.          (32)        (83)
Income tax benefit                155         165
Minority interest                  (1)        (24)
                              -------      ------
Net income                    $   521      $1,000
                              =======      ======

Segment operating income consists of net sales less applicable costs and expenses related to those revenues. Unallocated general corporate expenses and other miscellaneous fees have been excluded from total profit for segments. General corporate are primarily central administrative office expenses including executive salaries, stockholders expenses and legal and accounting fees. Other miscellaneous expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments as these are common resources shared by all segments.

Approximately 54.9% of sales totaling $4,070,000 in the second quarter of fiscal 2002 were made to one international and one domestic customer primarily in the ATS segment. Approximately 50.0% of sales totaling $3,539,000 in the second quarter of fiscal 2001 were made to one domestic and two international customers in the ATS segment.

Approximately 51.4% of sales totaling $8,098,000 in the six months ended August 24, 2001, were made to one international and one domestic customer primarily in the ATS area. Approximately 45.4% of sales totaling $6,421,000 in the six months ended August 25, 2001, were made to two international customer and one domestic customer primarily in the ATS segment.

Included in the segment information for the second quarter of fiscal 2002 are export sales of $ 2,344,000. Of this amount, there are sales to commercial or government accounts in Thailand of $784,000, Great Britain of $471,000, Japan of $324,000, and Turkey of $259,000. Sales to the US government and its agencies aggregate $124,000 for the period.

Included in the segment information for the second quarter of fiscal 2001 are export sales of $3,148,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $863,000, Africa of $881,000, and Poland of $740,000. Sales to the US government and its agencies aggregate $111,000 for the period.

Included in the segment information for the six months ended August 25,2001, are export sales of $5,178,000. Of this amount, there are sales to commercial or government accounts in Thailand of $1,143,000, Great Britain of $1,030,000, Japan of $1,021,000, and Russia of $533,000. Sales to the US government and its agencies aggregate $910,000 for the period.

Included in the segment information for the six months ended August 25, 2000, are export sales of $6,394,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $1,858,000 and Africa of $1,527,000. Sales to the US government and its agencies aggregate $1,573,000 for the period.

7. Subsequent Events
   On September 9, 2000, the company purchased the assets of the "Pro-Pilot" flight simulation game for $400,000 cash. The Company plans to develop a next generation "Pro-Pilot 2000"tm game which will be marketed through the internet. Also, this software can be integrated into our General Aviation Trainer product for commercial application.

   On September 27, 2000, the Company purchased another 30% ownership in ETC-PZL for $300,000 cash. With this purchase, the Company's ownership increases to 95%. Also, in April 2001 the Company paid off the $350,000 note issued with the original purchase of ETC-PZL in April 1998.

8.  Recent Accounting Pronouncements

     In January 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, " Accounting and Derivative Instruments and Hedging Activity." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the Consolidated Balance Sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair value of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings. SFAS No. 133 is effective for periods beginning after June 15, 1999. This effective date was later deferred to all periods beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement Number 133" The adoption of SFAS No. 133 had no impact on the Company's consolidated financial position or results of operations.

     On June 29,2001, FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001, must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, liscensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these statements, management's preliminary assessment is that these statements will not have a material impact on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition
    (amounts in dollars, except where noted and share and per share amounts)

                    Forward Looking Statements
    Except for historical information, this report may be deemed to contain "forward-looking" statements. The Company desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995(the "ACT") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the ACT.

    These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenue, costs of raw materials, income or loss, earnins or loss per share, capital expenditures, growth prospects, dividends, the effects of currency fluctuations, capital structure and other financial items, (ii) statements of objectives or other plans of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statementsabout the Company or its business, and (v) statements preceeded by, followed by or that include the words "may", "could", "should", "proforma", "lookind forward", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan", or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors (some of which, in whole or in part, are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (2) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (3) the impact of domestic or foreign military or political conflicts and turmoil; (4) the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; (5) the willingness of customers to substitute competitors' products and services and vice versa; (6) the impact on operations of changes in U.S. and governmental laws and public policy, including environmental regulations; (7) the level of export sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (8) technological changes; (9) regulatory or judicial proceedings; (10) the impact of any current or future litigation involving the Company, and; (11) the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Results of Operations
Three months ended August 24, 2001 compared to August 25, 2000.

     The Company had net income of $297,000, or $.04 per share (diluted), versus net income of $118,000 or $.02 per share (diluted), for the corresponding second quarter of fiscal 2001. Sales for the quarter were $7,414,000, an increase of $420,000 or 6.0%, over the corresponding prior period. The primary contributors to the sales increase were a significant across the board increase in Hypo/hyperbaric sales, a smaller increase in Environmental sales, mostly international, and a significant increase in Entertainment sales. Partial offsets were a decrease in domestic Sterilizer work, sales in the Simulator Group, and lower sales for the Company's Polish Subsidiary. Overall, domestic sales were up $1,211,000, or 32.4% from the prior period, and represented 66.7% of the Company's total sales, up from 53.4% a year ago. Sales to the U.S. Government approximated the prior year and represented 1.7% of total sales. International sales were down $805,000 or 25.6%, and represented 31.6% of total sales, down from 45.0% in the prior period.

     Gross profit dollars were down $285,000 from the prior period, as the higher sales level was completely offset by a lower rate (down 6 percentage points) as a percent of revenue. Rate decreases were evidenced primarily in the ATS and Environmental groups. ATS performance in the prior period included significant revenue at a high rate as a percent of sales for a centrifuge project sold to Nigeria, while Environmental experiences lower rates primarily for a sale to Russia. Additionally, the Company's Polish Subsidiary experiences lower rates on the reduced sales level.

     Selling and administrative expenses decreased $196,000 or 10.4%. This primarily reflected reduced commissions.

     Research and development expenses were down from the prior period reflecting reduced product development primarily in the Company's entertainment area.

     Interest and other expenses were up $35,000 or 14.8% reflecting increased borrowings albeit at a lower rate.

     The Company's tax provision for the current quarter reflected an effective rate of 30% before a $100,000 research tax credit. The prior period rate approximated the statutory rate of 35%.

Results of Operations
Six months ended August 24,2001 compared to August 25, 2000.

     The Company had net income of $521,000, or $.07 per share (diluted), versus net income of $1,000,000, or $.13 per share (diluted), for the corresponding period of fiscal 2001. Sales for the six months were $15,754,000, an increase of $1,603,000 or 11.3% over the corresponding prior period. The primary contributors to the sales increase were entertainmnet sales (up 140.8%) and Hypo/hyperbaric sales (up 150.3%). A partial offset were decreased ATS sales and lower sales in the Company's Polish Subsidiary.

     Overall, domestic sales were up $4,720,000 or 96.1% over the prior period, and represented 61.1% of the Company's total sales, up from 43.7% a year ago. Government sales were up $486,000 or 114.4% over the prior period, and represented 5.8% of total sales, up from 3.0% in the prior period. International sales were down $2,453,000 or 32.6% and represented 33.1% of total sales, down from 53.2% for the prior period.

     Gross profit decreased $947,000, or 15.7%, and the rate as a percent of sales dropped 10.3 percentage points, as the prior period included significant U.S. Government claims revenue at a high rate as a percent of sales. As a percentage of sales, gross profit was 32.2%, compared to 42.6% for the same period a year ago.

     Selling and administrative expenses increased $222,000, or 6.3%, reflecting additional expenditures for claim costs and salaries and benefits.

     Research and development expenses were down $160,000 or 33.1% between the periods reflecting lower entertainment project development in the prior period.

     Interest and other expenses were up $155,000 or 38.1% from the prior period reflecting increased interest charges on higher borrowings.

     The Company's tax provision in the current period reflected an effective rate of 30% before a $100,000 research tax credit. The prior period rate approximated the statutory rate of 35%.

Liquidity and Capital Resources

     During the six month period ended August 24,2001, the Company used $2,700,000 for operating activities. This was primarily a result of an increase in inventories and costs and estimated earnings in excess of billings on uncompleted long-term contracts, and a decrease in billings in excess of costs and estimated earnings on uncompleted long-term contracts. Positive cash was generated by net income adjusted for non-cash expenses; a decrease in accounts receivable, and increases in accounts payable and customer deposits. Versus last year's corresponding period, net cash used in operating activities reflected a decrease of $2,271,000 as the prior period included higher accounts receivable.

     Investment activities consisted of purchases for capital equipment and capitalized software.

     Financing activities consisted of bank borrowings and cash from the issuance of stock partially offset by a mandatory repayment of $275,000 on long term bonds and the payment of a $350,000 note related to the original purchase of ETC-PZL, the Company's Polish Subsidiary. On May 21, 2001, the Company signed an amendment to its revolving credit agreement, which modified the Funds Flow Ratio loan covenant for the three fiscal quarters through November 23, 2001.

     The Company's sales backlog at August 24, 2001, and February 23, 2001, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $30,066,000 and $40,439,000 respectively. In addition, the Company's training and maintenance contracts backlog at August 24, 2001, and February 23,2001, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,641,000 and $1,347,000 respectively.

                  ----------------------------

     This report contains certain 'forward-looking statements' including, without limitation, statements containing the words "believes", "anticipates", intends", "expects", and words of similar import relating to the Company's operations. There are important factors that could cause actual results to differ materially from those indicated by such forward-looking statements including contract delays and cancellations, political unrest in customer countries, general economic conditions and the risk factors detailed from time to time in ETC's periodic reports and registration statements filed with the Securities and Exchange Commission, including, without limitation, ETC's Annual Report on Form 10-K for the fiscal year ended February 23, 2001.

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

Date:  October 8, 2001       ENVIRONMENTAL TECTONICS CORPORATION

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