Form 10QSB
period 2001-11-23
ENVIRONMENTAL TECTONICS CORP
filed 2002-01-14
CIK 33113

                           FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 23,2001

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission File No. 1-10655

                       ENVIRONMENTAL TECTONICS CORPORATION
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-1714256
---------------------------------                       -------------------
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

                                 (215) 355-9100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                              Yes  x           No
                                  ---             ---

     The number of shares outstanding of the registrant's common stock as of December 31, 2001 is: 7,145,614

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Environmental Tectonics Corporation
                        Consolidated Income Statements
                                  (unaudited)

                                       Three months ended:           Nine months ended:
                                   ---------------------------    ------------------------
                                   November 23,  November 24,     November 23, November 24,
                                      2001           2000           2001           2000
                                   -----------   -------------    ------------ -----------
                                     (thousands, except share and per share information)
Net Sales                           $ 8,230        $ 8,622        $23,984        $22,773
Cost of goods sold                    4,563          5,813         15,231         13,931
                                    -------        -------        -------        -------

Gross profit                          3,667          2,809          8,753          8,842
                                    -------        -------        -------        -------
Operating expenses:
Selling and administrative            2,199          2,030          5,966          5,575
Research and development                117            162            441            646
                                    -------        -------        -------        -------
                                      2,316          2,192          6,407          6,221
                                    -------        -------        -------        -------
Operating income                      1,351            617          2,346          2,621
                                    -------        -------        -------        -------
Other expenses:
Interest expense                        450            237            980            640
Other, net                               96             45            128             49
                                    -------        -------        -------        -------
                                        546            282          1,108            689
                                    -------        -------        -------        -------
Income before income taxes              805            335          1,238          1,932
Provision for income taxes              141            108             62            681
                                    -------        -------        -------        -------
Income before minority interest         664            227          1,176          1,251
Income (loss) attributable to
  minority interest                       2             -             (7)             24
                                    -------        -------        -------        -------
Net income                          $   662        $   227        $ 1,183        $ 1,227
                                    =======        =======        =======        =======

Per share information:
Income available to common
  shareholders                      $   662        $   227        $ 1,183        $ 1,227
Income per share:  basic            $  0.09        $  0.03        $  0.17        $  0.17
Income per share:  diluted          $  0.09        $  0.03        $  0.16        $  0.16
Number of shares:  basic          7,143,000      7,107,000      7,143,000      7,089,000
Number of shares:  diluted        7,497,000      7,488,000      7,496,000      7,511,000


The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
                   Consolidated Balance Sheets

                                                                           November 23, February 23,
                                                                              2001          2001
                                                                           -------------------------
                                                                           (unaudited)
----------------------------------------------------------------------------------------------------
                                                                           (amounts in thousands,
                                                                           except share information
                Assets
Current assets:
  Cash and cash equivalents                                                $   223        $    851
  Cash equivalents restricted for letters of credit                            696             544
  Accounts receivable, net                                                  19,582          16,776
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                         11,830           9,595
  Inventories                                                                6,826           4,624
  Deferred tax asset                                                           615             615
  Prepaid expenses and other current assets                                    435             423
                                                                           -------        --------
    Total current assets                                                    40,207          33,428
Property, plant and equipment, at cost, net of accumulated depreci-
  ation of $9,095 at November 23, 2001 and $8,635 at Feb 23, 2001            5,493           5,337
Software development costs, net of accumulated amortization of
  $6,014 at November 23, 2001 and $5,670 at February 23, 2001                1,228           1,191
Other assets                                                                   586             749
                                                                           -------        --------
    Total assets                                                           $47,514        $ 40,705
                                                                           =======        ========
Liabilities and Stockholders' Equity
             Liabilities
Current liabilities:
  Current portion of long-term debt                                        $   291        $    643
  Accounts payable - trade                                                   3,223           1,929
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                            899           1,712
  Customer deposits                                                          3,174           1,443
  Accrued income taxes                                                         900             754
  Accrued liabilities                                                        1,375           1,877
                                                                           -------        --------
    Total current liabilities                                                9,862           8,358
                                                                           -------        --------
Long-term debt, less current portion:
  Credit facility payable to banks                                          11,780           7,564
  Long-Term Bonds, net                                                       4,920           5,195
  Other                                                                         13              19
                                                                           -------        --------
                                                                            16,713          12,778
                                                                           -------        --------
Deferred income taxes                                                          674             674
                                                                           -------        --------
    Total liabilities                                                       27,249          21,810
                                                                           -------        --------

Minority interest                                                               95              99
                                                                           -------        --------
         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  7,145,614 and 7,110,546 issued and outstanding at
  November 23, 2001 and February 23, 2001, respectively                        359             355
                                                                           -------        --------
Capital contributed in excess of par value of common stock                   6,701           6,514
                                                                           -------        --------
Foreign currency translation adjustment                                       (226)           (226)
Retained earnings                                                           13,336          12,153
                                                                           -------        --------
    Total stockholders' equity                                              20,170          18,796
                                                                           -------        --------
Total liabilities and stockholders' equity                                 $47,514        $ 40,705
                                                                           =======        ========


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Nine months ended
                                                                   November 23,  November 24,
                                                                       2001          2000
                                                                     -------        -------
                                                                     (amounts in thousands)
Cash flows from operating activities:
  Net income                                                         $ 1,183        $ 1,227
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization                                      1,106          1,012
    Provision for losses on accounts receivable and inventories           82             83
    Minority interest                                                     (4)          (302)
    Changes in operating assets and liabilities:
      Accounts receivable                                             (2,807)        (5,783)
      Costs and estimated earnings in excess of billings on uncom-
        pleted long-term contracts                                    (2,235)        (2,499)
      Inventories                                                     (2,283)          (672)
      Prepaid expenses and other assets                                 (153)          (182)
      Other assets                                                         -            162
      Accounts payable                                                 1,294           (400)
      Billings in excess of costs and estimated earnings on uncom-
        pleted long-term contracts                                      (813)         1,662
      Customer deposits                                                1,731            284
      Accrued income taxes                                               146             17
      Other accrued liabilities                                         (500)          (300)
      Payments under settlement agreements                                 -            (48)
                                                                     -------        -------
Net cash used in operating activities                                 (3,253)        (5,739)
                                                                     -------        -------
Cash flows from investing activities:
  Acquisition of equipment                                              (616)        (1,907)
  Capitalized software development costs                                (381)          (330)
  Purchase of subsidiary, net                                              -            142
                                                                     -------        -------
Net cash used in investing activities                                   (997)        (2,095)

Cash flows from financing activities:
  Borrowings under credit facility                                     7,275          4,460
  Payments under credit facility                                      (3,059)        (2,500)
  (Repayment of)/proceeds from long-term bonds                          (275)         5,470
  Deferred financing costs                                                 -           (175)
  Cash equivalents restricted for letters of credit                     (152)          (751)
  Proceeds from issuance of common stock/warrants                        191            678
  Capital leases/other                                                  (358)           (66)
                                                                     -------        -------
Net cash provided (used) by financing activities                       3,622          7,116
                                                                     -------        -------

Effect of exchange rate changes on cash                                    -           (233)
Net increase (decrease) in cash and cash equivalents                    (628)          (951)
Cash and cash equivalents at beginning of period                         851          1,725
                                                                     -------        -------
Cash and cash equivalents at end of period                           $   223        $   774
                                                                     =======        =======
Supplemental schedule of cash flow information:
  Interest paid                                                          701            429
  Income taxes paid                                                      195            661

Supplemental information on noncash operating and investing activities:
  During the nine months ended November 23, 2001, the Company purchased for $100 a 99% ownership in ETC Europe, resulting in goodwill of $26.
  During the nine months ended November 24, 2000, 25,000 shares of the Company's Series A Preferred stock were converted into 666,666 shares of common stock, which was subsequently issued to Sirrom Capital
  Corporation.

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

2.  Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three and nine-month periods ended November 23, 2001 and November 24, 2000.

                                                (amounts in thousands, except
                                               share and per share information)
                                       Three months ended:          Nine months ended:
                                  --------------------------------------------------------
                                    November 23,  November 24,   November 23, November 24,
                                      2001           2000           2001           2000
Net income                              $662           $227         $1,183         $1,227

Income available to common
  stockholders                          $662           $227         $1,183         $1,227
                                   =========      =========      =========      =========
Basic earnings per share:
  Weighted average shares          7,143,000      7,107,000      7,143,000      7,089,000
  Per share amount                     $0.09          $0.03          $0.17          $0.17
                                   =========      =========      =========      =========

Diluted earnings per share:
  Weighted average shares          7,143,000      7,107,000      7,143,000      7,089,000
  Effect of dilutive securities:
    Stock options                     43,000         69,000         43,000        124,000
    Stock warrants                   311,000        312,000        310,000        298,000
                                   ---------      ---------      ---------      ---------
                                   7,497,000      7,488,000      7,496,000      7,511,000
  Per share amount                     $0.09          $0.03          $0.16          $0.16
                                   =========      =========      =========      =========

3.  Accounts Receivable

     The components of accounts receivable are as follows:

                                                                  November 23, February 23,
                                                                    2001           2001
                                                                   -------        -------
                                                                   (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
  subject to negotiation                                           $ 6,229        $ 5,707
U.S. commercial receivables billed                                   6,199          2,484
International receivables billed and unbilled contract costs
  subject to negotiation                                             7,373          8,955
                                                                   -------        -------
Other                                                                  150              -
-----------------------------------------------------------------------------------------
                                                                    19,951         17,146
Less allowance for doubtful accounts                                  (369)          (370)
                                                                   -------        -------
                                                                   $19,582        $16,776
                                                                   =======        =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded beginning in fiscal year 1994, including $1,148,000 recorded during the first quarter of fiscal 2001. The Company has recorded claims, amounting to $3,898,000 to the extent of contract costs incurred, and accounts receivable of $1,649,000 representing the balance due under the contract. With respect to this portion of the claim, the Government has alleged defects and other discrepencies as a basis for non-payment of contract amounts. To the extent the Government is successful in this effort, payment of this balance due would be reduced or completely offset. Claim costs have been incurred in connection with U.S. Government caused delays, errors in specifications and designs, and other unanticipated causes and may not be received in full during fiscal 2002. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company currently has approximately $12,000,000 in claims filed with the U.S. Government (including the aforementioned recorded claim and accounts receivable balances), which are subject to negotiation and audit by the U.S. Government. The U.S. Government has responded to the claims with either denials or deemed denials that the Company has appealed. In May 2000, the Company and the U.S. Government reached an agreement in principle, which would have included resolution of all U.S. Navy claims on a global basis and contracted additional work on the centrifuge. In July 2000, the Company received notice that the Navy, citing an inability to obtain the prerequisite approvals and thus the necessary funding to effect the settlement, was rescinding the agreement. The Company is currently engaged in litigation and has agreed to pursue Alternative Dispute Resolution
(ADR) procedures in parallel with the litigation.

International receivables and unbilled contract costs subject to negotiation

     International receivables billed includes $700,000 related to a certain contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $230,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. On August 30, 2001, the Company received a payment of $230,000 representing the amount due on the performance bond; the balance of $700,000 due on the contract is still under review and at this point the Company is not able to determine what, if any, impact the extended completion period will have upon the receipt of final payment. However, the Company continues to pursue collection.

     Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for two contracts covering 1996 to the present. Claims receivables and resulting revenue aggregating $5,560,000 have been recorded. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2002. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company has submitted a claim for one of the contracts to the customer and has also submitted to the customer requests for equitable contract price adjustments on the other contract. As a related item, during the third quarter of fiscal 2000, the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

      On July 20, 2001, the Company was notified by the international customer that they were terminating the centrifuge contract, which was approximately 90% complete. The termination included a request for the refund of advance milestone payments made to date. At this point the Company is not able to assess the ultimate impact of the termination on current operations and financial results. As of November 23, 2001, the Company had recorded on its books the following amounts for the contract inception to date: revenue (including claims revenue) of $19,728,000, cost of goods sold of $13,202,000, costs and estimated earnings in excess of billings on uncompleted long term contracts of $16,677,000, claims receivables of $3,051,000, and billings in excess of costs and estimated earnings on uncompleted long term contracts of $10,099,000.


4.  Inventories

     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves):

                                    November 23, February 23,
                                      2001          2001
                                    -----------  -----------
                                     (amounts in thousands)
Raw materials                        $  382        $  359
Work in Process                       6,444         4,265
                                     $6,826        $4,624

5. Stockholders' Equity

     The components of stockholders' equity at February 23, 2001 and November 23, 2001 were as follows:

                                    (amounts in thousands, except share information)
                                Common Stock     Additional Accumulated
                              ---------------      Paid in  other comp.  Retained
                              Shares    Amount     Capital    income     Earnings    Total
                            ---------   ------     -------    -----      --------   -------
Balance, February 23,
  2001                      7,110,546    $355      $6,514      $ (226)   $12,153   $18,796

Net income for nine
  month period ended
  November 23, 2001             -          -          -           -        1,183     1,183
Other conprehensive loss        -          -          -           -           -          -
                            ---------    ----      ------     -------    -------   -------
Total comprehensive income      -          -          -           -           -      1,183
Shares issued in con-
  nection with employee
  stock option plans           35,068       4         187         -           -        191
                            ---------    ----      ------     -------    -------   -------
Balance at November 23,
  2001                      7,145,614    $359      $6,701       $(226)   $13,336   $20,170
                            =========    ====      ======     =======    =======   =======

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

                                          Industrial
                                ATS         Group       Total
                             ----------  ----------  ----------
                                    (amounts in thousands)
Three months ended
  November 23, 2001
-------------------
Net Sales                     $ 5,809    $ 2,421         $  8,230
Interest Expense                  380         70              450
Deprec. And Amort.                335        184              519
Operating Income                1,335        287            1,622
Income Tax Prov.                  206         36              242
Identifiable Assets            32,732      6,584           39,316
Expend. For Seg. Assets            16          4               20

Three months ended
  November 24, 2000
-------------------
Net Sales                     $ 5,758    $ 2,864          $ 8,622
Interest Expense                  209         28              237
Deprec. And Amort.                176        158              334
Operating Income                1,467       (560)             907
Income Tax Prov.                  441       (207)             234
Identifiable Assets            28,981      4,411           33,392
Expend. For Seg. Assets         1,391        151            1,542

Reconciliation to               2001       2000
consolidated amounts            ----       ----
   Corporate assets           $ 8,198    $ 8,458
                              -------    -------
   Total assets               $47,514    $41,850

   Segment operating income   $ 1,622    $   907
   Less interest expense         (450)      (237)
   Less income taxes             (242)      (234)
                              -------    -------
Total profit for segments     $   930    $   436

Corporate home off. exps.        (271)      (290)
Interest and other exps.          (96)      ( 45)
Income tax benefit                101        126
Minority interest                  (2)         0
                              -------    -------
Net income                    $   662    $   227
                              =======     ======

                                         Industrial
                                ATS         Group       Total
                            ----------  -----------  ----------
                                    (amounts in thousands

Nine months ended
  November 23, 2001
-------------------
Net Sales                     $ 16,395    $7,589         $23,984
Interest Expense                   822       158             980
Deprec. And Amort.                 748       358           1,106
Operating Income                 1,679     1,390           3,069
Income Tax Prov.                   333       (47)            286
Identifiable Assets             32,732     6,584          39,316
Expend. For Seg. Assets            510       106             616


Nine months ended
  November 24, 2000
-------------------
Net Sales                     $ 16,461    $6,312         $22,773
Interest Expense                   553        87             640
Deprec. And Amort.                 638       374           1,012
Operating Income                 4,153      (813)          3,340
Income Tax Prov.                 1,288      (316)            972
Identifiable Assets             28,981     4,411          33,392
Expend. For Seg. Assets          1,664       243           1,907

Reconciliation to consol. amts:   2001      2000
                                  ----      ----
   Corporate assets           $  8,198    $ 8,458
                              --------    -------
   Total assets               $ 47,514    $41,850

   Segment operating income   $  3,069    $3,340
   Less interest expense          (980)     (640)
   Less income taxes              (286)     (972)
                              --------    ------
Total profit for segments     $  1,803    $1,728

Corporate home off. exps.         (723)     (719)
Interest and other exps.          (128)      (49)
Income tax benefit                 224       291
Minority interest                    7       (24)
                              --------    ------
Net income                    $  1,183    $1,227
                              ========    ======

Segment operating income consists of net sales less applicable costs and expenses related to those revenues. Unallocated general corporate expenses and other miscellaneous fees have been excluded from total profit for segments. General corporate are primarily central administrative office expenses including executive salaries, stockholders expenses and legal and accounting fees. Other miscellaneous expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.

Approximately 69.4% of sales totaling $5,709,000 in the third quarter of fiscal 2002 were made to one international and one domestic customer primarily in the ATS segment. Approximately 39.9% of sales totaling $3,442,000 in the third quarter of fiscal 2001 were made to one domestic and one international customer in the ATS segment.

Approximately 59.5% of sales totaling $14,265,000 in the nine months ended November 23, 2001, were made to one international and one domestic customer primarily in the ATS area. Approximately 47.2% of sales totaling $10,760,000 in the nine months ended November 24, 2000, were made to two international customers and one domestic customer primarily in the ATS segment.

Included in the segment information for the third quarter of fiscal 2002 are export sales of $ 2,941,000. Of this amount, there are sales to commercial or government accounts in Thailand of $1,729,000. Sales to the US government and its agencies aggregate $122,000 for the period.

Included in the segment information for the third quarter of fiscal 2001 are export sales of $4,108,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $1,425,000 and Africa of $786,000. Sales to the US government and its agencies aggregate $315,000 for the period.

Included in the segment information for the nine months ended November 23,2001, are export sales of $8,200,000. Of this amount, there are sales to commercial or government accounts in Thailand of $2,971,000, Great Britain of $1,033,000 and Japan of $1,103,000. Sales to the US government and its agencies aggregate $939,000 for the period.

Included in the segment information for the nine months ended November 24, 2000, are export sales of $10,490,000. Of this amount, there are sales to commercial or government accounts in Great Britain of $3,394,000 and Africa of $2,313,000. Sales to the US government and its agencies aggregate $1,888,000 for the period.

7.  Recent Accounting Pronouncements

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

     On June 29,2001, FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001, must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, liscensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective January 1, 2002, for calendar year-end companies and February 24,2002 for the Company, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these statements, management's preliminary assessment is that these statements will not have a material impact on the Company's financial position or results of operations.

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

Results of Operations
Three months ended November 23, 2001 compared to November 24, 2000.

     The Company had net income of $662,000, or $.09 per share (diluted), versus net income of $227,000 or $.03 per share (diluted), for the corresponding third quarter of fiscal 2001. Sales for the quarter were $8,230,000, a decrease of $392,000 or 4.5%, over the corresponding prior period. The primary contributors to the sales decrease were reduced Sterilizer and Environmental shipments (although both groups had significant work-in-progress at quarter end) and international ATS sales, which have been negatively impacted by global economic conditions. Partial offsets were increases in domestic Entertainment, which recently settled open disputes with a major customer which generated additional revenue in the quarter, and international Hyperbaric sales related to work on a contract for equipment in Thailand. Overall, domestic sales were up $968,000, or 23.1% from the prior period, reflecting the aforementioned Entertainment increase, and represented 62.8% of the Company's total sales, up from 48.7% a year ago. Sales to the U.S. Government decreased $193,000 and represented 1.5% of total sales versus 3.7% for the prior period. International sales were down $1,167,000 or 28.4%, and represented 35.7% of total sales, down from 47.6% in the prior period, reflecting the aforementioned global downturn. Throughout the Company's history, most of the sales for Aircrew Training Products have been made to international customers. The Company has subsidiaries in the United Kingdom, Poland and Turkey, maintains regional offices in the Middle East, Asia, and Canada, and uses the services of approximately 100 independent sales organizations and agents throughout the world. In the three months ended November 23, 2001, international sales totaling at least $500,000 were made to Thailand. In the three months ended November 24, 2000, international sales totaling at least $500,000 per country were made to Nigeria and Great Britain. Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.
        Risks associated with international operations that might be different from those domestically include the strength of global economies in general and the strength of the regional and local economies in which the Company conducts operations, the effect of foreign military or political conflicts and turmoil, changes in foreign government trade, monetary and fiscal policies and laws, export controls, exchange rate fluctuations and political and economic instability. Unusual risks that might be associated with sales to less developed nations include U.S. Dollar and monetary system controls and a heightened risk of political, economic and civil turmoil.

     The Company recognizes revenue utilizing three methods. On long-term contracts, the percentage of completion method is applied based on costs incurred as a percentage of estimated total costs. Revenue recognized on uncompleted long-term contracts in excess of amounts billed to customer is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which the facts requiring the revisions become known. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. Retainage is generally due within one year of completion of the contract. Revenue recognition under the percentage of completion method requires significant judgment and therefore involves significant estimates, which are reasonably subject to change. Revenue for contracts under $100,000, or to be completed in less than one year, and where there are no post shipment services included in the contract, and revenue on parts and services, are recognized as shipped. Revenue on contracts under $100,000, or to be completed in less than one year, and where post shipment services (such as installation and customer acceptance) are required, is recognized after customer acceptance. Revenue for service contracts is recognized ratably over the life of the contract with related material costs expensed as incurred.
      In accordance with accounting principles generally accepted in the United States of America, revenue on contract claims and disputes, for customer caused delays, errors in specifications and designs, and other unanticipated causes, and for amounts in excess of contract value, is generally appropriate if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.
      Revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Significant claims outstanding at November 23, 2001 included the U.S. Navy ($5.5 million recorded) and two claims against an international customer ($5.6 million recorded). Although claim receivables are recorded as current assets in the financial statements, claim revenues may not be received in full during fiscal 2002. Claims against the U.S. navy totaling approximately $12.0 million were filed in previous years. The Company is currently engaged in litigation with the U.S. Navy and has agreed to pursue Alternate Dispute Resolution (ADR) procedures in parallel with the litigation. One of the claims against the international customer was filed in March 2001, and the other is being developed.

     Gross profit was up $858,000 or 30.5% from the prior period, as an improved rate as a percent of sales completely offset the lower sales level. Rate increases were evidenced in Environmental, Hyperbaric (which experienced higher international sales at a higher rate) and Entertainment, up 19.7 percentage points on a higher sales level, reflecting the aforementioned settlement.

     Selling and administrative expenses increased $169,000 or 8.3%, primarily reflecting increased commissions and claims expenses. When adjusted for these items, selling and administrative expenses on a pro-forma basis decreased $97,000 or 5.7% from the prior year's corresponding quarter.

     Research and development expenses, which are charged to operations as incurred, were down from the prior period reflecting reduced product development primarily in the Company's Turkish operation.

     Interest and other expenses were up $264,000 or 93.6%. The major component in this increase was the charge off of $195,000 of deferred finance costs associated with the Company's refinancing in March 1997, which debt was subsequently paid off.

     The Company's tax provision for the current quarter reflected a pro-forma effective rate of 30% before a $100,000 research tax credit. The prior period rate approximated the statutory rate of 35%.
      During fiscal 2002, the Company received inquiries and tax assessments for the years 1995 through 1999 from Inland Revenue in Great Britain related to the Company's Great Britain operation. In the Company's opinion, the assessments are arbitrary and have no basis in fact. The Company plans to shortly complete and file a formal response to Inland Revenue. Should additional taxes result, the Company believes that any amount would be immaterial and the Company has some options to offset any additional liability including filing for foreign tax credits on the Company's U.S. tax return and applying any tax liability against the Company's current income tax reserve.

Results of Operations
Nine months ended November 23,2001 compared to November 24, 2000.

     The Company had net income of $1,183,000, or $.16 per share (diluted), versus net income of $1,227,000, or $.16 per share (diluted), for the corresponding period of fiscal 2001. Sales for the nine months were $23,984,000, an increase of $1,211,000 or 5.3% over the corresponding prior period. The primary contributors to the sales increase were entertainment sales, which more than doubled, and Hypo/hyperbaric sales (up 134.0%). Acting as partial offsets were decreases in the other business groups and for the Company's Polish Subsidiary, which has suffered from disruptions in the Polish government and economy.

     Overall, domestic sales were up $4,449,000 or 42.8% over the prior period, and represented 61.9% of the Company's total sales, up from 45.6% a year ago. The primarily component to this increase was additional entertainment sales for a large entertainment ride contract currently in progress. Government sales were down $949,000 or 50.2% over the prior period, as the prior period included additional governmental claims revenue of $572,000, and represented 3.9% of total sales, down from 8.3% in the prior period. International sales were down $2,289,000 or 21.8% and represented 34.2% of total sales, down from 46.1% for the prior period, reflecting global economic conditions.
    During the nine months ended November 23, 2001, international sales totaling at least $500,000 were made to Great Britain, Thailand, Russia, Japan and Turkey. During the nine months ended November 24, 2000, international sales totaling at least $500,000 per country were made to Great Britain and Nigeria.

     Gross profit decreased $89,000, or 1.0% and the rate as a percent of sales dropped 2.3 percentage points, as the prior period included significant U.S. Government claims revenue at a high rate as a percent of sales. As a percentage of sales, gross profit was 36.5%, compared to 38.8% for the same period a year ago.

     Selling and administrative expenses increased $391,000, or 7.0%, primarily reflecting increased commissions and claims expenses. When adjusted for these items, selling and administrative expenses on a pro-forma basis increased $78,000 or 1.6%.

     Research and development expenses, which are charged to operations as incurred, were down $205,000 or 31.7% between the periods reflecting reduced product development primarily in the Company's Turkish Branch.

     Interest and other expenses were up $419,000 or 60.8% from the prior period. The major component in this increase was the charge off of $195,000 of deferred finance costs associated with the Company's refinancing in March 1997. The debt was subsequently paid off. Additional contributors to the increase were additional interest expense on higher borrowings albeit at a lower rate and less interest income on lower invested cash.

     The Company's tax provision in the current period reflected a pro-forma effective rate of 30% before a $300,000 research tax credit. The prior period rate approximated the statutory rate of 35%.

Liquidity and Capital Resources

     During the nine month period ended November 23,2001, the Company used $3,253,000 for operating activities. This was primarily a result of an increase in accounts receivable, inventories and costs and estimated earnings in excess of billings on uncompleted long-term contracts, and a decrease in billings in excess of costs and estimated earnings on uncompleted long-term contracts. Cash was generated by net income and non-cash expenses and increases in accounts payable and customer deposits. Versus last year's corresponding period, net cash used in operating activities reflected a decrease of $2,486,000 as the prior period included a significant increase in accounts receivable.

     Investing activities, consisting of purchases for capital equipment and capitalized software, as a total were down significantly from the prior period.

     Financing activities consisted primarily of bank borrowings to fund the operating and financing cash requirements partially reduced by a mandatory repayment of $275,000 on long term bonds and the payment of a $350,000 note related to the original purchase of ETC-PZL, the Company's Polish Subsidiary. On May 21, 2001, the Company signed an amendment to its revolving credit agreement, which modified the Funds Flow Ratio loan covenant for the three fiscal quarters through November 23, 2001.

Backlog

     The Company's sales backlog at November 23, 2001, and February 23, 2001, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $30,865,000 and $40,439,000 respectively. In addition, the Company's training and maintenance contracts backlog at November 23, 2001, and February 23,2001, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,941,000 and $1,347,000 respectively.

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

Item 4.  Submission of Matters to Vote of Security Holders
         At the company's Annual Meeting of Stockholders held on August 30, 2001, the following proposal was adopted by the vote specified below. No other matters were submitted to a vote of security holders at the Annual Meeting.

Proposal One: to elect five directors to serve until successors have been elected and qualified.

                                                 Abstentions and
Nominee                 For       Withheld       Broker Nonvotes
--------               -----      ---------      ---------------
David Lazar           6,220,263    669,895              0
Richard McAdams       6,804,068     86,090              0
William F. Mitchell   6,804,068     86,090              0
Pete L. Stevens       6,889,338        820              0
Phillip L. Wagner     6,889,338        820              0

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K
         none

                                   Signatures

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2002      ENVIRONMENTAL TECTONICS CORPORATION

                             (Registrant)

                             By:/s/Duane Deaner
                             -----------------------------------
                                Duane Deaner,
                                Chief Financial Officer
                                (authorized officer and
                                principal financial officer)

                                  EXHIBIT INDEX

 3.1 Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997).

 3.2 Bylaws (Incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 25, 1994).