Form 10-K
period 2002-02-22
ENVIRONMENTAL TECTONICS CORP
filed 2002-06-07
CIK 33113

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

  [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
             Act Of 1934 For the fiscal year ended February 22, 2002

                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [no fee required]

          For the transition period from ____________ to ____________.

                         Commission File Number 1-10655


                       ENVIRONMENTAL TECTONICS CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


             Pennsylvania                             23-1714256
      ------------------------------              ------------------
     (State or other jurisdiction of               I.R.S. Employer
     incorporation or organization)               Identification No.)


                           County Line Industrial Park
                         Southampton, Pennsylvania         18966
               ---------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

          Issuer's telephone number, including area code (215) 355-9100

           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.05 per share
                     --------------------------------------
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes _x_    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

As of May 15, 2002, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $38,976,000. As of May 15, 2002, there were 7,153,428 shares of Registrant's common stock, $0.05 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's 2002 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Part II, Items 5, 6, 7, and 8.

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our subsidiaries, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency fluctuations, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words, "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors (some of which, in whole or in part, are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (2) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (3) the import of domestic or foreign military or political conflicts and turmoil; (4) the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; (5) willingness of customers to substitute competitors' products and services and vice versa;
(6) the impact on operations of changes in U.S. and governmental laws and public policy, including environmental regulations; (7) the level of export sales impacted by export controls, changes in legal and regulatory requirements; policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (8) technological changes; (9) regulatory or judicial proceedings;
(10) the impact of any current or future litigation involving the Company; and
(11) the success of the Company at managing the risks involved in the foregoing.

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

         Since February 23, 2001, there has been no material change in the Company's mode of conducting business.

(b)      Business of the Company

         Segments

         The company operates in two primary business segments, Aircrew Training Systems ("ATS") and the Industrial Group.

                  Aircrew Training Systems. This segment includes three primary product groups: aircrew training devices, entertainment products, and disaster management simulation.

                  Aircrew Training Devices. The Company's aircrew training devices are used for medical research, advanced tactical and physiological flight training, and for the indoctrination and testing of military and commercial pilots. The major devices sold in this product area are military and commercial flight simulators, night vision trainers, water survival training equipment, disorientation training equipment, human centrifuges, ejection seat trainers and vehicle and tank simulators. The Company provides operation and maintenance services for installed equipment it manufactures as well as equipment produced by others.

                  Entertainment Products. The Company's entertainment products consist of motion-based simulation rides and other products.

                  Disaster Management Simulation. The Company's Disaster Management Systems line includes real-time interactive training programs that allow instruction on various disaster situations.

The aircrew training system class of products as a whole represented 69%, 73% and 76% of consolidated revenues of the Company for the years ended February 22, 2002, February 23, 2001 and February 25, 2000, respectively.

         Industrial Group. This segment includes three primary product lines: sterilizers, environmental systems and other products, and hyperbarics.

                  Sterilizers. The Company manufactures steam and gas sterilizers for various industrial and pharmaceutical applications. The Company concentrates on marketing the larger custom-designed sterilizers to the pharmaceutical and medical device industries.

                  Environmental Systems and Other Products. The Company's environmental systems business consists of the design and fabrication of sampling and analysis systems, and test equipment and systems. The simulation systems generally consist of an enclosed chamber with instrumentation and equipment which enable the customer to control and modify such environmental factors as temperature, pressure, humidity, wind velocity and gas content to produce desired conditions. These products include controlled air systems for automotive companies and environmental chambers for HVAC and other applications.

                  Hyperbarics. The Company's Hyperbarics line includes monoplace (single person) and multiplace (multiple persons) chambers for high altitude training, decompression and wound care applications.


Sales of Industrial Group products were 31%, 27% and 24% of consolidated revenues of the Company for the years ended February 22, 2002, February 23, 2001 and February 25, 2000, respectively.

The Company also provides control upgrades, maintenance and repair services and spare parts for its own and other manufacturers' equipment.

For a more complete description of financial information regarding our business segments, see "Note 10. Business Segment Information" to the Company's consolidated financial statements incorporated herein by reference to the Annual Report.

Marketing

The Company currently markets its products and services primarily through its sales offices and employees. At February 22, 2002, approximately 18 employees were committed to sales and marketing functions. The Company uses branch offices in the United Kingdom, the Middle East, and Asia as well as the services of approximately 100 independent sales organizations in seeking foreign orders for its products.

Product Development

New products and improvements in existing products are being continually developed in response to inquiries from customers and to management's determination that particular products should be produced or significantly improved. Although the Company does not have a separate research and development group, there are several technical personnel whose main activity is the development and integration of new technologies into our existing products. These personnel include the Vice-President of Engineering and the Vice-President of New Product Development whose additional activity is the introduction of product extensions and new applications of existing technology.

Within the Aircrew Training Systems Segment, product development emphasizes enhancing control systems and software graphics and exploring commercial possibilities. The Company's product development efforts will be focused on two areas:

      - Disaster Management Simulation. The Company is in production of a major contract from the City of Chicago to develop, install and maintain a computer-based Incident Command Simulator. Additionally, the Company is completing orders from respected fire schools throughout the world for simulation products. The company will continue to explore product applications and extensions to this Intelligent Virtual Reality product.

      -  G-force and Disorientation Trainers.
         -----------------------------------

         - The Company recently introduced a new second generation General Aviation Trainer (GAT II). Aimed at the commercial aviation market, the GAT II simulates the cockpit controls, displays and flight characteristics of general aviation private aircraft, business aircraft and helicopters.

         - The Company has begun testing on its high-end rapid onset Sustained G Tactical Flight Simulator, the G-FET II TFS.

         - The Company recently completed a successful factory acceptance of its new GYROLAB(R) GL-1500 Advanced Flight Simulator Spatial disorientation trainer.

         - The Company plans to incorporate additional advanced tactical flight simulation (TFS) applications into additional products in the ATS line.

         The Company's wholly owned subsidiary, Entertainment Technology Corporation, develops and manages all of the Company's future entertainment projects. Product development in this class will emphasize entertainment applications of our proven ATS simulation technology.

         The Company reported research and development expenses of $600,000, $903,000 and $920,000 for the years ended February 22, 2002, February 23, 2001 and February 25, 2000, respectively. However, most of the cost of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

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

Patents and Trademarks

Other than a patent on the GYROLAB Spatial Disorientation Trainer, which expires in December 2004, the Company has no patents or trademarks which it considers significant to its operations.

Customers

In the current year and throughout most of its history, the Company has made a substantial portion of sales to a small number of customers that vary within any given year. The Company's business does not depend upon repeat orders from these same customers. Sales of aircrew training systems are made principally to U.S. and foreign governmental agencies. Sales of sterilizers and environmental systems are made to commercial and governmental entities worldwide.

In fiscal 2002, the Company's major customers included the Royal Thai Air Force generating revenues of $3,285,000 and the Walt Disney companies generating revenues of $15,859,000 or 48.8% and 10.1%, respectively, of total net sales. These companies do not have any relationship with the Company other than as customers. The Company expects to continue to conduct business with each of these companies in fiscal 2003.

Foreign and Domestic Operations and Export Sales

During the years ended February 22, 2002, February 23, 2001 and February 25, 2000, approximately $1,194,000 (4%), $2,063,000 (7%) and $1,587,000 (5%),
respectively, of the Company's net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the U.S. government.

During the years ended February 22, 2002, February 23, 2001 and February 25, 2000, $10,110,000 (31%), $15,258,000 (47%) and $23,907,000 (69%), respectively, of the Company's net revenues were attributable to export sales or sales for export. (See Note 10 to the Company's consolidated financial statements incorporated herein by reference to the Annual Report.) On export sales, customers' obligations to the Company are normally secured by irrevocable letters of credit based on the creditworthiness of the customer.

The Company does not believe that the distribution of its sales between foreign and domestic sales for any particular period is necessarily indicative of the distribution expected for any other period.

A large portion of the Company's sales is derived from long-term contracts requiring more than one year to complete. The Company accounts for sales under long-term contracts on the percentage of completion basis. See Note 1 to consolidated financial statements incorporated herein by reference to the Annual Report.

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

Backlog

The Company's sales backlog at February 22, 2002 and February 23, 2001, for work to be performed and revenue to be recognized under written agreements after such dates, was $28,148,000 and $40,439,000, respectively. In addition, the Company's training, maintenance and upgrade contracts backlog at February 22, 2002 and February 23, 2001, for work to be performed and revenue to be recognized after that date under written agreements was $1,485,000 and $1,347,000, respectively. Of the February 22, 2002 backlog, approximately $20,967,000 is under contracts for aircrew training systems and maintenance support including $13,069,000 for the Walt Disney companies. Approximately 94% of the February 22, 2002, backlog is expected to be completed prior to February 28, 2003.

Competition

The Company's business strategy in recent years has been to seek niche markets in which there are not numerous competitors. However, in some areas of its business the Company competes with well-established firms, some of which have substantially greater financial and personnel resources than the Company.

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

Compliance with Environmental Laws

The Company has not incurred during fiscal 2002, nor does it anticipate incurring during fiscal 2003, any material capital expenditures to maintain compliance with Federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor does the Company anticipate that compliance with these provisions will have a material adverse effect on its earnings or competitive position.

Employees

On February 22, 2002, the Company had 276 full-time employees, of whom 6 were employed in executive positions, 101 were engineers, engineering designers, or draftspeople, 59 were administrative (sales, accounting, etc.) and clerical personnel, and 110 were engaged principally in production and operations.

Item 2. Property

The Company owns its executive offices and principal production facilities located on a 5-acre site in the County Line Industrial Park, Southampton, Pennsylvania in an approximately 100,000 square foot steel and masonry building. Approximately 85,000 square feet are devoted to manufacturing and 15,000 square feet to office space. The original building was erected in 1969 and additions were most recently made in 2001. This property serves as collateral for the Company's revolving credit facility. Additionally, the Company rents office space at various sales and support locations throughout the world and at ETC-PZL Aerospace Industries, its Polish subsidiary.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information as of May 15, 2002, with respect to the directors and executive officers of the Company:

                                                               Served
                                                                 as                     Principal Occupations
                                                               Director                    and Positions and
                                                              or Officer                  Offices with the
Name                                         Age               Since (1)                        Company
----                                         ---               ---------                        -------
William F. Mitchell (2)                       60                  1969                 Chairman of the Board,
                                                                                       President and Director

Richard E. McAdams (3)                        66                  1985                 Executive Vice President
                                                                                       and Director

Pete L. Stephens, M.D. (4)                    64                  1974                 Director

David P. Lazar (5)                            45                  2000                 Director

Duane D. Deaner (6)                           54                  1996                 Chief Financial
                                                                                       Officer

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

(4) Recently retired, Dr. Stephens had been a physician engaged in the private practice of medicine for 30 years.

(5) Since November 2001, Mr. Lazar has served as Senior Executive Vice President of Boenning and Scattergood, Inc., and Managing Director of its investment banking group. Prior to that, Mr. Lazar served as Managing Director of Berwind Financial, L.P. from February 1, 1993, to November 2001. Boenning and Scattergood is a regional investment firm specializing in investment banking services to both privately held and publicly traded companies. Mr. Lazar holds an MBA from the College of William and Mary Graduate School of Business Administration and a B.S. from Duke University. He serves as a trustee of the Academy of Natural Sciences, is a member of the Board of the Recording for the Blind and Dyslexic, and also serves as an advisory director of Lydian Trust Co., a Florida based internet company that provides financial services.

(6) Mr. Deaner has served as Chief Financial Officer of the Company since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995.

Committees of the Board of Directors

During the year ended February 22, 2002, the Company had an Audit Committee consisting of the following directors: Messrs. Lazar, Philip L. Wagner and Dr. Pete L. Stephens. Dr. Wagner retired from the Board on December 19, 2001. The independent outside directors also served on the Company's Compensation Committee during the year ended February 22, 2002. The Audit Committee is charged with reviewing and overseeing the Company's financial systems and internal control procedures and conferring with the Company's independent accountants with respect thereto. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel.

During the year ended February 22, 2002, the Board of Directors held four meetings and the Audit Committee and Compensation Committee each held one meeting. All members of the Board attended all of the meetings of the Board held while they were members of the Board. All members of the Audit Committee (except Mr. Wagner) and Compensation Committee attended all meetings of the Committee held while they were members thereof.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended February 22, 2002, its officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth compensation paid by the Company to the Chief Executive Officer for services rendered during fiscal years 2002, 2001, and 2000. There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning the Company's compensation and benefit programs.

                                                    Annual Compensation

                                                                                               Other
Name and                                                                                       Annual         All Other
Principal                        Fiscal                                                         Compen-           Compen-
Position                          Year             Salary ($)        Bonus ($)             sation ($)(2)     sation ($)(3)
--------                          ----             ----------        ---------             -------------     -------------
William F. Mitchell,              2002             $225,000          $10,051(1)                 --             $4,413
President and Chief               2001              225,000          $10,969(1)                 --              4,000
Executive Officer                 2000              225,000          $12,023(1)                 --              3,876

(1) These amounts represent a portion of a deferred bonus from fiscal 1999 due 75% in 1999 and 5% in each of the five following fiscal years. No bonus awards for fiscal 2000, 2001, or 2002 were paid.

(2) The Company's executive officers receive certain perquisites. For fiscal years 2002, 2001 and 2000, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(3) These amounts represent the Company's contribution to the Retirement Savings Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of May 15, 2002, the number of shares and percentage of the Company's Common Stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to the Company's knowledge, more than 5% of the outstanding Common Stock. The table also sets forth the holdings of all directors and executive officers as a group.

                                                                               Amount and
                                                                                Nature of               Percent
                                                                               Beneficial                 of
Name and Address of Beneficial Owner                                          Ownership(9)               Class
------------------------------------                                          ------------              -------
William F. Mitchell (1)                                                        1,701,998                  23.8%
c/o Environmental Tectonics
    Corporation
County Line Industrial Park
Southampton, PA 18966

Pete L. Stephens, M.D. (2)                                                       679,500(3)                9.5%
31 Ribaut Drive
Hilton Head Island, SC  29926

Richard E. McAdams (2)                                                            51,017(4)                   *
c/o Environmental Tectonics
    Corporation
County Line Industrial Park
Southampton, PA 18966

David P. Lazar (2)                                                                     0                      *
c/o Boenning and Scattergood, Inc.
4 Tower Bridge
200 Barr Harbor Dr., Suite 300
West Conshohocken, PA 19428

ETC Asset Management, LLC                                                        832,820(5)               11.1%
50 Midtown Park East
Mobile, AL 36606

T. Todd Martin, III                                                              944,520(6)               12.6%
50 Midtown Park East
Mobile, AL 36606

Emerald Advisors, Inc.                                                         1,350,255(7)               18.9%
1703 Oregon Pike
Suite 101
Lancaster, PA 17601

All directors and executive
officers as a group (5 persons)                                                2,440,485(8)               33.9%

* less than 1%
--------------
(1)  Chairman of the Board,  President and Director of the Corporation.
     Shares of Common Stock include 177,000 shares held by Mr. Mitchell's wife.
(2)  Director of the Corporation.
(3) Includes 25,500 shares held by or for the benefit of Dr. Stephens' wife and two of his children.
(4) Includes options to purchase 30,775 shares of Common Stock held under the Company's Stock Option Plan which are presently exercisable.
(5) These shares include 332,820 shares of Common Stock underlying a presently exercisable warrant to purchase shares of Common Stock.
(6) These shares include 500,000 shares of Common Stock and 332,820 shares of Common Stock underlying a presently exercisable warrant to purchase shares of Common Stock presently owned by ETC Asset Management, LLC, a limited liability company of which Mr. Martin is manager, 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 14,300 shares owned by Mr. Martin jointly with his spouse, and 7000 shares owned by trusts of which Mr. Martin is trustee.

(7) As reported in a Schedule 13G, dated December 31, 2001, filed by Emerald Advisors, Inc., Emerald has sole voting power with respect to 835,365 shares of Common Stock and sole dispositive power over 1,350,255 shares of Common Stock.
(8) Includes options to purchase 30,775 and 9,470 shares of Common Stock which may be acquired by Director McAdams and Duane Deaner, Chief Financial Officer, respectively, upon the exercise of options granted under the Company's Stock Option Plan.
(9) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company's Common Stock beneficially owned by them.

Item 13. Certain Relationships and Related Transactions

         David P. Lazar, a director of the Company, is a Senior Executive Vice President of Boenning and Scattergood, Inc. and is Managing Director of its investment banking group. Boenning and Scattergood, Inc. has been retained to provide general financial advisory services to the Company.

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

10.1 Registrant's 1998 Stock Option Plan was filed on October 8, 1998 on Form S-8 and is incorporated herein by reference. *

10.2 Registrant's Employee Stock Purchase Plan was filed on July 6, 1988 as Exhibit A to the Prospectus included in Registrant's Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference. *

10.3 Registrant's Stock Award Plan adopted April 7, 1993, filed as Exhibit 10(ix) to the Registrant's Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference. *

10.5 Revolving Credit Agreement, dated as of March 27, 1997, between the Registrant and First Union National Bank was filed as Exhibit 10.6 to Registrant's Form 10-K for the year ended February 28, 1997 and is incorporated herein by reference.

10.6     Amendment to Revolving Credit Agreement dated as of March 29, 2002.

10.7 Stock Purchase Warrant dated as of December 26, 2001, issued by the Registrant to ETC Asset Management, LLC.

13 Portions of Registrant's 2002 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

21       List of subsidiaries.

23       Consent of Grant Thornton L.L.P.

* Represents a management contract or a compensatory plan or arrangement.

         (b) Reports on Form 8-K:

         The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended February 22, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENVIRONMENTAL TECTONICS CORPORATION

                                        By /s/ William F. Mitchell
                                           --------------------------
                                           William F. Mitchell,
                                           President and Chief Executive Officer


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

Name                                                      Position                                      Date
----                                                      --------                                      ----
/s/ William F. Mitchell                           Chairman of the Board,                           June 7, 2002
-----------------------                           Chief Executive Officer,
William F. Mitchell                               President and Director


/s/ Duane D. Deaner                               Chief Financial                                  June 7, 2002
-------------------                               Officer (Principal
Duane D. Deaner                                   Accounting Officer)


/s/ Richard E. McAdams                            Director                                         June 7, 2002
----------------------
Richard E. McAdams


/s/ David P. Lazar                                Director                                         June 7, 2002
------------------
David P. Lazar

/s/ Pete L. Stephens                              Director                                         June 7, 2002
--------------------
Pete L. Stephens, M.D.

ENVIRONMENTAL TECTONICS CORPORATION AND SUBSIDIARIES SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)

Column A                                              Column B               Column C           Column D       Column E
--------                                              --------               --------           --------       --------
                                                                              Charges/
                                                      Balance At             (Credits)                        Balance at
                                                      Beginning               to Costs/                         End of
  Description                                         of Period               Expenses        Reductions (1)    Period
  -----------                                         ---------               --------        --------------    ------
Year ended February 22, 2002:
  Valuation and qualifying accounts related to:
     Accounts receivable                                $370                    $  3               $ --           $373
     Inventory                                          $630                    $108               $ --           $738
     Property, plant and equipment                    $8,635                    $668               $ --         $9,303
     Software development costs                       $5,670                    $496               $ --         $6,166
     Other assets                                        $96                    $311               $294           $113

Year ended February 23, 2001
  Valuation and qualifying accounts related to:
     Accounts receivable                                $367                      $3               $ --           $370
     Inventory                                          $720                    $100               $190           $630
     Property, plant and equipment                    $8,004                    $631               $ --         $8,635
     Software development costs                       $5,215                    $455               $ --         $5,670
     Other assets                                        $61                    $192               $157            $96

Year ended February 25, 2000
  Valuation and qualifying accounts related to:
     Accounts receivable                                $385                     $--               $ 18           $367
     Inventory                                          $625                     $95               $ --            720
     Property, plant and equipment                    $7,527                    $535               $ 58         $8,004
     Software development costs                       $4,619                    $596               $ --         $5,215
     Other assets                                        $25                    $264               $228            $61

(1) Amounts written off or retired

                                  EXHIBIT INDEX

 Exhibit
   No.                      Item
--------                    ----

10.6     Amendment to Revolving Credit Agreement dated as of March 29, 2002.

10.7 Stock Purchase Warrant dated as of December 26, 2001, issued by the Registrant to ETC Asset Management, LLC.

13 Portions of Registrant's 2002 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

21       List of subsidiaries.

23       Consent of Grant Thornton L.L.P.

* Represents a management contract or a compensatory plan or arrangement.