Form 10-Q
period 2002-05-24
ENVIRONMENTAL TECTONICS CORP
filed 2002-07-08
CIK 33113

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 24, 2002

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission File No. 1-10655

                       ENVIRONMENTAL TECTONICS CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-1714256
--------------------------------             -------------------
  (State or other jurisdiction                  (IRS Employer
of incorporation or organization)            Identification No.)

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

     The number of shares outstanding of the registrant's common stock as of July 1, 2002 is: 7,153,428

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Environmental Tectonics Corporation
                        Consolidated Income Statements
                                  (unaudited)


                                      Three months ended
                                  ---------------------------
                                     May 24,       May 25,
                                      2002           2001
                                  ------------   ------------
                     (in thousands, except share and per share information)

Net Sales                           $11,207        $ 8,340
Cost of goods sold                    7,624          5,647
                                    -------        -------

Gross profit                          3,583          2,693
                                    -------        -------

Operating expenses:
Selling and administrative            2,402          2,076
Research and development                106            168
                                    -------        -------
                                      2,508          2,244
                                    -------        -------
Operating income                      1,075            449
                                    -------        -------

Other expenses:
Interest expense                        141            258
Other, net                              103             33
                                    -------        -------
                                        244            291
                                    -------        -------
Income before income taxes              831            158
Provision for/(benefit from)
   income taxes                         273            (61)
Income before minority interest         558            219
Loss attributable to
  minority interest                     (27)            (5)
                                    -------        -------
Net income                          $   585        $   224
                                    =======        =======

Per share information:
Income available to common
  stockholders                      $   585        $   224
Income per share:  basic            $  0.08        $  0.03
Income per share:  diluted          $  0.08        $  0.03
Number of shares:  basic          7,147,000      7,139,000
Number of shares:  diluted        7,496,000      7,557,000


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets

                                                                    May 24,    February 22,
                                                                     2002         2002
                                                                  -----------  ------------
                                                                  (unaudited)
                                                                  -----------
                                                                   (amounts in thousands,
                                                                  except share information)
                Assets
Current assets:
  Cash and cash equivalents                                        $   632       $ 2,261
  Cash equivalents restricted for letters of credit                    752           569
  Accounts receivable, net                                          19,969        19,856
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                  9,287         9,391
  Inventories                                                        8,003         7,161
  Deferred tax asset                                                   715           715
  Prepaid expenses and other current assets                          1,400           921
                                                                   -------       -------
    Total current assets                                            40,758        40,874
Property, plant and equipment, at cost, net of accumulated
  depreciation of $9,472 at May 24, 2002 and $9,303 at
  Feb. 22, 2002                                                      5,410         5,318
Software development costs, net of accumulated amortization of
  $6,322 at May 24, 2002 and $6,166 at February 22, 2002             1,560         1,684
Other assets                                                           592           606
                                                                   -------       -------
    Total assets                                                   $48,320       $48,482
                                                                   =======       =======

Liabilities and Stockholders' Equity
             Liabilities
Current liabilities:
  Current portion of long-term debt                                $   280       $  281
  Accounts payable - trade                                           3,611        3,438
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                    588          499
  Customer deposits                                                  3,946        3,684
  Accrued income taxes                                                 692          731
  Accrued liabilities                                                1,744        1,558
                                                                   -------      -------
    Total current liabilities                                       10,861       10,191
                                                                   -------      -------

Long-term debt, less current portion:
  Credit facility payable to banks                                  10,671       11,755
  Long-Term Bonds, net                                               4,645        4,920
  Other                                                                 14           13
                                                                   -------      -------
                                                                    15,330       16,688
                                                                   -------      -------
Deferred income taxes                                                  735          735
                                                                   -------      -------
    Total liabilities                                               26,926       27,614
                                                                   -------      -------

Minority interest                                                       59           86
                                                                   -------      -------

         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  7,147,096 and 7,142,946 issued and outstanding at
  May 24, 2002 and February 22, 2002, respectively                     358          357
                                                                   -------      -------
Capital contributed in excess of par value of common stock           6,722        6,703
                                                                   -------      -------
Accumulated other comprehensive loss                                  (224)        (172)
Retained earnings                                                   14,479       13,894
                                                                   -------      -------
    Total stockholders' equity                                      21,335       20,782
                                                                   -------      -------
Total liabilities and stockholders' equity                         $48,320      $48,482
                                                                   =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                     Three months ended
                                                                   May 24,       May 25,
                                                                    2002           2001
                                                                ------------   ------------
                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income                                                      $   585        $   224
  Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization                                     327            307
    Provision for losses on accounts receivable and inventories        27             27
    Minority interest                                                 (27)            (5)
    Changes in operating assets and liabilities:
      Accounts receivable                                            (113)           294
      Costs and estimated earnings in excess of billings on
        uncompleted long-term contracts                               104         (1,659)
      Inventories                                                  (1,095)          (957)
      Prepaid expenses and other assets                              (479)          (329)
      Other assets                                                     12             47
      Accounts payable                                                173            415
      Billings in excess of costs and estimated earnings on
        uncompleted long-term contracts                                89         (1,359)
      Customer deposits                                               262            673
      Accrued income taxes                                            (39)          (128)
      Other accrued liabilities                                       186             42
                                                                  -------        -------
Net cash provided by/(used in) operating activities                    12         (2,408)
                                                                  -------        -------

Cash flows from investing activities:
  Acquisition of equipment                                            (35)          (474)
  Capitalized software development costs                              (32)          (123)
                                                                  -------        -------
Net cash used in investing activities                                 (67)          (597)

Cash flows from financing activities:
  Borrowings under credit facility                                  6,262          3,922
  Payments under credit facility                                   (7,346)        (1,008)
  Repayment of long-term bonds                                       (275)             -
  Deferred financing costs                                              -            (80)
  Cash equivalents restricted for letters of credit                  (183)           348
  Proceeds from issuance of common stock/warrants                      20            171
  Capital leases repayments/other                                       -           (631)
                                                                  -------        -------
Net cash (used in)/provided by financing activities                (1,522)         2,722
                                                                  -------        -------

Effect of exchange rate changes on cash                               (52)             4
Net decrease in cash and cash equivalents                          (1,629)          (279)
Cash and cash equivalents at beginning of period                    2,261            851
                                                                  -------        -------
Cash and cash equivalents at end of period                        $   632        $   572
                                                                  =======        =======

Supplemental schedule of cash flow information:
  Interest paid                                                       110            234
  Income taxes paid                                                   472            193

Supplemental information on noncash operating and investing activities:

     During the three months ended May 24, 2002, the Company reclassified
 $226 from inventory to property, plant and equipment.

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

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the period presented may not be indicative of the full year's results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 22, 2002. Certain reclassifications have been made to the fiscal 2002 financial statements to conform with the fiscal 2003 presentation.

2.  Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the three month periods ended May 24, 2002 and May 25, 2001.


                                      Three months ended
                                     May 24,      May 25,
                                      2002         2001
                                    --------     --------
                                  (amounts in thousands, except
                                 share and per share information)

Net income                              $585           $224

Income available to common
  stockholders                          $585           $224
                                   =========      =========

Basic earnings per share:
  Weighted average shares          7,147,000      7,139,000
  Per share amount                     $0.08          $0.03
                                   =========      =========

Diluted earnings per share:
  Weighted average shares          7,147,000      7,139,000
  Effect of dilutive securities:
    Stock options                     38,000        104,000
    Stock warrants                   311,000        314,000
                                   ---------      ---------
                                   7,496,000      7,557,000
  Per share amount                     $0.08          $0.03
                                   =========      =========

At May 24, 2002, there were stock options to purchase the Company's stock totaling 301,000 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive.

3.  Accounts Receivable

     The components of accounts receivable are as follows:

                                                                   May 24,     February 22,
                                                                    2002           2002
                                                                ------------   ------------
                                                                   (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
  subject to negotiation                                           $ 6,654        $ 6,281
U.S. commercial receivables billed                                   4,436          2,918
International receivables billed and unbilled contract costs
  subject to negotiation                                             9,252         11,030
                                                                   -------        -------
                                                                    20,342         20,229
Less allowance for doubtful accounts                                  (373)          (373)
                                                                    ------        -------
                                                                   $19,969        $19,856
                                                                   =======        =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation represent claims made or to be made against the U.S. Government under a contract for a centrifuge. These costs were recorded beginning in fiscal year 1994, including $1,148,000 recorded during the first quarter of fiscal 2001. The Company has recorded claims, amounting to $3,898,000 to the extent of contract costs incurred, and accounts receivable of $1,649,000 representing the balance due under the contract. On May 9,2002, the Company reached a final settlement agreement totaling approximately $6.9 million with the U.S. Navy for all outstanding amounts. This amount was collected in full on July 2, 2002. The gain resulting from the settlement, the amount in excess of receivables and claims recorded to date and additional subcontractor liabilities, will be reflected in future fiscal quarters.

International receivables and unbilled contract costs subject to negotiation:

     International receivables billed includes $700,000 at May 24, 2002 and February 22, 2002, respectively, related to a contract with the Royal Thai Air Force.

     In October 1993, the Company was notified by the Royal Thai Air Force ("RTAF") that the RTAF was terminating a certain $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $230,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. On August 30, 2001, the Company received a payment of $230,000 representing the amount due on the performance bond; the balance of $700,000 due on the contract is still under review by the customer but it is probable that the Company will institute legal proceedings to collect the balance. At this point the Company is not able to determine what, if any, impact the extended completion period will have upon the receipt of final payment.

     Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for two contracts covering 1996 to the present. Claims receivables and resulting revenue aggregating $5,735,000 have been recorded. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2003. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company has submitted a claim for one of the contracts to the customer and has also submitted to the customer requests for equitable contract price adjustments on the other contract. The Company is currently updating and finalizing additional claims. As a related item, during the third quarter of fiscal 2000, the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

      On July 20, 2001, the Company was notified by the international customer that they were terminating the centrifuge contract, which was approximately 90% complete. The termination included a request for the refund of advance milestone payments made to date. At this point the Company is not able to assess the ultimate impact of the termination on current operations and financial results. The Company is currently in arbitration on this matter. As of May 24, 2002, the Company had recorded on its books the following amounts for the contract inception to date: revenue (including claims revenue) of $19,730,000, cost of goods sold of $13,202,000, costs and estimated earnings in excess of billings on uncompleted long term contracts of $16,605,000, claims receivables of $3,125,000, and billings in excess of costs and estimated earnings on uncompleted long term contracts of $10,099,000.

4.  Inventories

     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves):

                                                  May 24,     February 22,
                                                   2002          2002
                                                ----------   ------------
                                                  (amounts in thousands)

Raw materials                                      $  48        $  110
Work in Process                                    5,402         4,470
Finished Goods                                     2,553         2,581
                                                  ------        ------

  Total                                           $8,003        $7,161


5. Stockholders' Equity

     The components of stockholders' equity at February 22, 2002 and May 24, 2002 were as follows:

                                    (amounts in thousands, except share information)

                               Common Stock      Additional   Accumulated
                            ------------------     Paid in    other comp.   Retained
                              Shares    Amount     Capital     income       Earnings    Total
                            ---------   ------   ----------   --------      --------  --------
Balance, February 22,
  2002                      7,142,946    $357      $6,703      $ (172)       $13,894   $20,782

Net income for three
  month period ended
  May 24, 2002                      -       -           -           -            585       585
Foreign Currency Translation
  Adjustment                        -       -           -         (52)             -       (52)
                            ---------    ----      ------      ------        -------   -------
Total comprehensive income          -       -           -         (52)           585       533
Shares issued in con-
  nection with employee
  stock option plans            4,150       1          19           -              -        20
                            ---------    ----      ------      ------        -------   -------
Balance at May 24,
  2002                      7,147,096    $358      $6,722      $ (224)       $14,479   $21,335
                            =========    ====      ======      ======        =======   =======

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

                                          Industrial
                                ATS          Group       Total
                             ----------  ----------  ----------
                                    (amounts in thousands)

Three months ended
  May 24, 2002
-------------------
Net Sales                    $ 7,792     $3,415          $11,207
Interest Expense                 125         16              141
Deprec. and Amort.               205        122              327
Operating Income/(loss)        1,543       (135)           1,408
Income Tax Prov.                 468        (49)             419
Identifiable Assets           34,314      4,505           38,819
Expend. for Seg. Assets           31          4               35

Three months ended
  May 25, 2001
-------------------
Net Sales                    $ 5,545     $2,795          $ 8,340
Interest Expense                 214         44              258
Deprec. and Amort.               220         87              307
Operating Income                 (49)       693              644
Income Tax Prov/Benefit          108       (124)             (16)
Identifiable Assets           28,575      5,915           34,490
Expend. for Seg. Assets          393         81              474

Reconciliation to               2002       2001
consolidated amounts         -------     ------
   Segment operating income  $ 1,408     $  644
   Less interest expense        (141)      (258)
   Less income taxes            (419)       (16)
                             -------     ------
Total profit for segments    $   848     $  370

Corporate home off. exps.       (333)      (185)
Interest and other exps.        (103)       (33)
Income tax benefit               146         77
Minority interest                (27)        (5)
                             -------     ------
Net income                   $   585     $  224
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

Approximately 56.0% of sales totaling $6,276,000 in the first quarter of fiscal 2003 were made to one domestic customer in the ATS segment. Approximately 48% of sales totaling $4,028,000 in the first quarter of fiscal 2002 were made to one domestic customer in the ATS segment.

Included in the segment information for the first quarter of fiscal 2003 are export sales of $2,687,000. Of this amount, there are sales to commercial or government accounts in China of $1,512,000. Sales to the US government and its agencies aggregate $580,000 for the period.

Included in the segment information for the first quarter of fiscal 2002 are export sales of $2,834,000, none of which when aggregated by geographic area exceeded 10% of total sales for the quarter. Sales to the U.S. government and its agencies aggregated $786,000 for the period.


7.       Recent Accounting Pronouncements

    Derivative Financial Instruments

    In January 2001, FASB issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the Consolidated Balance Sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair value of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings. SFAS No. 133 is effective for periods beginning after June 15, 1999. This effective date was later deferred to all periods beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement Number 133" The adoption of SFAS No. 133 had no impact on the Company's consolidated financial position or results of operations.

     Business Combinations and Goodwill and Intangible Assets

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates are as follows:

     o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective February 23, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer subject to amortization.

     o effective February 23, 2002, goodwill and intangible assets with indefinite lives are to be tested for impairment annually and whenever there is an impairment indicator.

     o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.


The adoption of SFAS No. 141 and 142 did not have a material impact on the Company's financial position or results of operations.

      Asset Retirement Obligations

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of this statement are not expected to have a material impact on the financial condition or results of operations of the Company.

     Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements related to reporting the effects of a disposal or discontinuance of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition
    (amounts in dollars, except where noted and share and per share amounts)

                    Forward Looking Statements

    This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on the Company's current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

    These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenue, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effects of currency fluctuations, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, and (v) statements preceeded by, followed by or that include the words "may", "could", "should", "proforma", "looking forward", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan", or the negative of such terms or similar expressions.

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

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2002.

     Revenue Recognition on Long-Term Contracts

     As discussed below, when the performance of a contract will extend beyond a 12-month period (and is greater than $100,000), revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known.

      Some of the Company's largest contracts, including its contracts with the U.S. and other foreign governments, are accounted for using the percentage-of-completion method. If the Company does not accurately estimate the total sales and related costs on such contracts, or if the Company is unsuccessful in the ultimate collection of associated contract claims, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations and financial position.

    Accounts Receivable

    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Additionally, as a result of the concentration of international receivables, the Company cannot predict the effect, if any, which geopolitical risk and uncertainty will have on the ultimate collection of such receivables.


Results of Operations
Three months ended May 24, 2002 compared to May 25, 2001.

     The Company had net income of $585,000, or $.08 per share (diluted), during the first quarter of fiscal 2003, versus net income of $224,000 or $.03 per share (diluted), for the corresponding first quarter of fiscal 2002. Sales for the first quarter were $11,207,000, an increase of $2,867,000 or 34.4%, over the corresponding first quarter of fiscal 2002. The primary contributors to the sales increase were additional revenues in domestic entertainment, which benefited from continued full production on a large entertainment project, and worldwide sales for the environmental line, with significant activity on two large projects for automotive manufacturers in China. Providing partial offsets were reductions in domestic sterilizer sales, U. S. government and international hyperbaric sales, and international Aircrew Training Systems (ATS) sales which have been negatively impacted by global economic conditions. Overall, domestic sales increased $3,350,000, or 73.0% from the first quarter of fiscal 2002, primarily reflecting the aforementioned entertainment increase, and represented 70.9% of the Company's total sales, up from 55.0% for the first quarter of fiscal 2002. Sales to the U.S. Government decreased $204,000, or 26.0%, as compared to the first quarter of fiscal 2002, and represented 5.2% of total sales versus 9.4% for the first quarter of fiscal 2002. International sales were down $274,000 or 9.3%, versus the first quarter of fiscal 2002, and represented 24.0% of total sales, down from 35.5% in the first quarter of fiscal 2002, reflecting the aforementioned global economic downturn. Throughout the Company's history, most of the sales for Aircrew Training Products have been made to international customers. The Company has subsidiaries in the United Kingdom, Poland and Turkey, maintains regional offices in the Middle East, Asia, and Canada, and uses the services of approximately 100 independent sales organizations and agents throughout the world. In the three months ended May 24, 2002, international sales totaling at least ten percent of total sales for the quarter were made to China. In the three months ended May 25, 2001, there were no international sales to any country, which totaled at least ten percent of total sales for the quarter. Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

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

     The Company recognizes revenue utilizing three methods. On long-term contracts, the percentage of completion method is applied based on costs incurred as a percentage of estimated total costs. Revenue recognized on uncompleted long-term contracts in excess of amounts billed to customer is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which the facts requiring the revisions become known. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. Retainage is generally due within one year of completion of the contract. Revenue recognition under the percentage of completion method requires significant judgment and therefore involves significant estimates, which are reasonably subject to change. Revenue for contracts under $100,000, or to be completed in less than one year, and where there are no post shipment services included in the contract, and revenue on parts and services, is recognized as shipped. Revenue on contracts under $100,000, or to be completed in less than one year, and where post shipment services (such as installation and customer acceptance) are required, is recognized after customer acceptance. Revenue for service contracts is recognized ratably over the life of the contract with related material costs expensed as incurred.

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

      Revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Significant claims outstanding at May 24, 2002 included the U.S. Navy ($5.5 million recorded) and two claims against an international customer ($5.7 million recorded). On May 9, 2002, the Company reached a final settlement agreement totaling approximately $6.9 million with the U.S. Navy for all outstanding amounts. The Company received this settlement payment on July 2, 2002. The gain resulting from the settlement, the amount in excess of receivables and claims recorded to date and additional subcontractor liabilities, will be reflected in future fiscal quarters. Although claim receivables are recorded as current assets in the financial statements, claim revenues may not be received in full during fiscal 2003. Claims against the U.S. Navy totaling approximately $12.0 million were filed in previous years. One of the claims against the international customer was filed in March 2001, and the other is being developed.

     Gross profit for the first quarter of fiscal 2003 increased by $890,000 or 33.0% reflecting the increased sales volume partially offset by a 0.3 percentage point reduction in the rate as a percent of sales. Rate increases were evidenced in entertainment and international hyperbaric and ATS sales.

     Selling and administrative expenses for the first quarter of fiscal 2003 increased $326,000 or 15.7% as compared to the first quarter of fiscal 2002, primarily reflecting increased commissions and professional fees. When adjusted for these items, as a percent of total revenues, selling and administrative expenses on a pro-forma basis decreased from 21.6% in 2002 to 17.2% in the current quarter.

     Research and development expenses, which are charged to operations as incurred, decreased by $62,000 or 36.9% for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 reflecting reduced product development primarily in the Company's Turkish operation. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

     Interest expense compared to the first quarter of fiscal 2002 was down $117,000 or 45.3%. This reflected lower interest rates in the current quarter and reduced amortization of deferred finance costs as most of these balances were charged off in the third quarter of fiscal 2002.

     The Company's tax provision for the first quarter of fiscal 2003 reflected an estimated 30% rate domestically and a consolidated estimated rate of 33%. The rate for the first quarter of fiscal 2002 reflected an estimated rate of 30%, which was, offset by a $100,000 research tax credit.

      During fiscal 2002, the Company received inquiries and tax assessments for the years 1995 through 1999 from Inland Revenue in Great Britain related to the Company's Great Britain operation. The Company expects to resolve these assessments in the near future without any significant financial impact. Additionally, the U. S. Internal Revenue Service is currently performing a routine audit of the Company's fiscal 2000 tax filing. At this point the Company is not able to assess whether any additional tax liability will result from the audit.

Liquidity and Capital Resources

     During the three-month period ended May 24,2002, the Company generated $12,000 of cash from operating activities. This was primarily a result of cash from net income and non-cash expenditures and an increase in customer deposits partially offset by an increase in inventories and prepaid expenses. Versus last year's corresponding period, net cash from operations reflected an increase of $2,420,000.

     Investing activities, consisting of minimal purchases for capital equipment and capitalized software in the first quarter of fiscal 2003, as a total were down significantly from the first quarter of fiscal 2002.

     Financing activities consisted primarily of net repayments on the Company's bank line and long term bonds and an increase in cash required to secure international letters of credit.

    The Company believes that cash generated from operating activities, available borrowings under its Credit Agreement, and the proceeds of $6.9 million from the recent settlement with the U. S. Navy will be sufficient to meet its future obligations.

    With respect to the Company's outstanding claims with an international customer, to the extent the Company is unsuccessful in further recovery of contract costs, such an event could have a material adverse effect on the Company's liquidity and results of operations. Historically, the Company has had good experience in that recoveries have exceeded the carrying value of claims.

    On March 29, 2002, the Company signed an amendment to its Revolving Credit Agreement which extended the expiration date of the of the agreement to November 30, 2002 and increased the interest rate from (i) the bank's prime rate less a factor ranging from 0% to 0.5% based on the Company's leverage ratio or adjusted LIBOR to (ii) the bank's prime rate plus 1% for adjusted base rate loans or adjusted LIBOR plus 3.5% for adjusted LIBOR rate loans. The amendment also adjusts the Funds Flow Ratio through the expiration date of the Credit Agreement. On June 5, 2002 the Company's bank agreed to extend the expiration date of the Credit Agreement to February 28, 2003. Substantially all of the Company's short-term financing is provided by this bank. On July 2, 2002, the settlement payment of approximately $6.9 million (see Footnote 3, Accounts Receivable) was received in full. As of July 3 2002, the Company had approximately $8.8 million available under its Revolving Credit Agreement.

    The Company's current bank agreement is scheduled to expire on February 28, 2003. The accompanying balance sheet as of May 24, 2002 classifies the Company's bank borrowings under the line as long term debt, in accordance with FASB No. 6. The Company has received signed term sheets from two new lenders which will allow for all the Company's bank debt to be refinanced on a long term basis. This refinancing is currently expected to be completed by the end of August 2002. Under the guidelines of FASB SFAS No. 6, short term obligations which the Company intends to refinance on a long term basis and which are supported by a financing agreement(s) that clearly permits the Company to refinance all the short-term obligation on a long term basis on readily determinable terms may be properly classified as long-term at the balance sheet date.

Backlog

     The Company's sales backlog at May 24, 2002, and February 22, 2002, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $21,631,000 and $28,148,000 respectively. In addition, the Company's training, maintenance and upgrade contracts backlog at May 24, 2002, and February 22, 2002, for work to be performed and revenue to be recognized after that date under written agreements was approximately $3,215,000 and $1,485,000 respectively.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable.

                   Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

Number       Item
------       ----
3.1      Registrant's Articles of Incorporation, as amended, were filed as
         Exhibit 3.1 to Registrant's Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2 Registrant's By-Laws, as amended, were filed as Exhibit 3 (ii) to Registrant's Form 10-K for the year ended February 25, 1994, and are incorporated herein by reference.

10.1 Registrant's 1998 Stock Option Plan was filed on October 8, 1998 on Form S-8 and is incorporated herein by reference.

10.2 Registrant's Employee Stock Purchase Plan was filed on July 6, 1988 as exhibit A to the Prospectus included in Registrant's Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference.*

10.3 Registrant's Stock Award Plan adopted April 7, 1993, filed as Exhibit 10(ix) to the Registrant's Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference.*

10.5 Revolving Credit Agreement, dated as of march 27, 1997, between the Registrant and First Union National Bank was filed as Exhibit 10.6 to Registrant's Form 10-K for the year ended February 28, 1997, and is incorporated herein by reference.

10.6 Amendment to Revolving Credit Agreement dated as of March 29, 2002 was filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended February 22, 2002, and is incorporated herein by reference.

10.7 Stock Purchase Warrant dated as of December 26, 2001, issued by the Registrant to ETC Asset Management, LLC was filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended February 22, 2002, and is incorporated herein by reference.

       * Represents a management contract or a compensatory plan or arrangement.

         (b) Reports on Form 8-K

    The Company did not file any current Reports on Form 8-K during the fiscal quarter ended May 24, 2002.

                            Signatures

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 8, 2002      ENVIRONMENTAL TECTONICS CORPORATION

                             (Registrant)

                             By:/s/Duane Deaner
                                --------------------------------
                                Duane Deaner,
                                Chief Financial Officer
                                (authorized officer and
                                principal financial officer)