Form 10-Q
period 2002-08-23
ENVIRONMENTAL TECTONICS CORP
filed 2002-10-15
CIK 33113

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 23,2002

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

         The number of shares outstanding of the registrant's common stock as of October 2, 2002 is: 7,153,428

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Environmental Tectonics Corporation
                        Consolidated Income Statements
                                  (unaudited)

                                       Thirteen Weeks Ended              Twenty Six Weeks Ended
                                  ------------------------------   -----------------------------------
                                     August 23,       August 24,         August 23,          August 24
                                      2002              2001               2002                 2001
                                  ------------   ---------------   -----------------------------------
                                         (in thousands, except share and per share information)

Net Sales                           $11,041           $ 7,414            $ 22,248             $ 15,754
Cost of goods sold                    7,778             5,021              15,402               10,668
                                    -------           -------            --------             --------
Gross profit                          3,263             2,393               6,846                5,086
                                    -------           -------            --------             --------

Operating expenses:
Selling and administrative            2,042             1,691               4,444                3,767
Research and development                113               156                 219                  324
                                    -------           -------            --------             --------
                                      2,155             1,847               4,663                4,091
                                    -------           -------            --------             --------
Operating income                      1,108               546               2,183                  995
                                    -------           -------            --------             --------

Other expenses:
Interest expense                        125               272                 266                  530
Other, net                               47                (1)                150                   32
                                    -------           -------            --------             --------
                                        172               271                 416                  562
                                    -------           -------            --------             --------
Income before income taxes              936               275               1,767                  433
Provision for/(benefit from)
   income taxes                         205               (18)                477                  (79)
Income before minority interest         731               293               1,290                  512
Loss attributable to
  minority interest                      (5)               (4)                (31)                  (9)
                                    -------           -------            --------             --------
Net income                           $  736           $   297            $  1,321                  521
                                    =======           =======            ========             ========
======================================================================================================

Per share information:
Income available to common
  stockholders                      $   736           $   297            $  1,321              $   521
Income per share:  basic            $  0.10           $  0.04            $   0.18              $  0.07
Income per share:  diluted          $  0.10           $  0.04            $   0.18              $  0.07
Number of shares:  basic          7,153,000         7,143,000           7,153,000            7,143,000
Number of shares:  diluted        7,489,000         7,497,000           7,496,000            7,549,000


The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
                   Consolidated Balance Sheets

                                                                      August 23,     February 22,
                                                                         2002           2002
                                                                      ---------------------------
                                                                      (unaudited)
                                                                       (amounts in thousands,
                                                                       except share information)
                Assets
Current assets:
  Cash and cash equivalents                                              $   724       $ 2,261
  Cash equivalents restricted for letters of credit                          875           569
  Accounts receivable, net                                                12,955        19,856
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                        9,530         9,391
  Inventories                                                              9,053         7,161
  Deferred tax asset                                                         715           715
  Prepaid expenses and other current assets                                1,044           921
                                                                         -------       -------
    Total current assets                                                  34,896        40,874
Property, plant and equipment, at cost, net of accumulated depreci-
  ation of $9,638 at August 23, 2002 and $9,303 at February 22, 2002       5,318         5,318
Software development costs, net of accumulated amortization of
  $6,455 at August 23, 2002 and $6,166 at February 22, 2002                1,945         1,684
Other assets                                                                 558           606
                                                                         -------       -------
    Total assets                                                         $42,717       $48,482
                                                                         =======       =======

Liabilities and Stockholders' Equity
             Liabilities
Current liabilities:
  Current portion of long-term debt                                      $   278       $   281
  Accounts payable - trade                                                 3,703         3,438
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                          449           499
  Customer deposits                                                        4,370         3,684
  Accrued income taxes                                                       408           731
  Accrued liabilities                                                      1,489         1,558
                                                                         -------       -------
    Total current liabilities                                             10,697        10,191
                                                                         -------       -------

Long-term debt, less current portion:
  Credit facility payable to banks                                         4,490        11,755
  Long-Term Bonds, net                                                     4,645         4,920
  Other                                                                       13            13
                                                                         -------       -------
                                                                           9,148        16,688
                                                                         -------       -------
Deferred income taxes                                                        735           735
                                                                         -------       -------
    Total liabilities                                                     20,580        27,614
                                                                         -------       -------

Minority interest                                                             54            86
                                                                         -------       -------

         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  7,153,428 and 7,142,946 issued and outstanding at
  August 23, 2002 and February 22, 2002, respectively                        358           357
                                                                         -------       -------
Capital contributed in excess of par value of common stock                 6,722         6,703
                                                                         -------       -------
Accumulated other comprehensive loss                                        (212)         (172)
Retained earnings                                                         15,215        13,894
                                                                         -------       -------
    Total stockholders' equity                                            22,083        20,782
                                                                         -------       -------
Total liabilities and stockholders' equity                               $42,717       $48,482
                                                                         =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

               Environmental Tectonics Corporation
              Consolidated Statements of Cash Flows
                           (unaudited)

                                                                       Twenty Six Weeks Ended
                                                                     ----------------------------
                                                                       August 23,     August 24,
                                                                          2002           2001
                                                                      ------------   ------------
                                                                         (amounts in thousands)
Cash flows from operating activities:
  Net income                                                             $ 1,321       $    521
  Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization                                            632            587
    Provision for losses on accounts receivable and inventories              774             54
    Minority interest                                                        (32)            (7)
    Changes in operating assets and liabilities:
      Accounts receivable                                                  6,181            896
      Costs and estimated earnings in excess of billings on uncom-
        pleted long-term contracts                                          (139)        (3,193)
      Inventories                                                         (2,687)        (1,521)
      Prepaid expenses and other assets                                     (123)          (107)
      Other assets                                                            40            (29)
      Accounts payable                                                       265            641
      Billings in excess of costs and estimated earnings on uncom-
        pleted long-term contracts                                           (50)        (1,115)
      Customer deposits                                                      686            599
      Accrued income taxes                                                  (323)            70
      Other accrued liabilities                                              (69)           (96)
                                                                         -------       --------
Net cash provided by/(used in) operating activities                        6,476         (2,700)
                                                                         -------       --------

Cash flows from investing activities:
  Acquisition of equipment                                                  (109)          (596)
  Capitalized software development costs                                     (35)          (248)
                                                                         -------       --------
Net cash used in investing activities                                       (144)          (844)

Cash flows from financing activities:
  Borrowings under credit facility                                        11,803          6,691
  Payments under credit facility                                         (19,068)        (2,701)
  Repayment of long-term bonds                                              (275)          (275)
  Cash equivalents restricted for letters of credit                         (306)            69
  Proceeds from issuance of common stock/warrants                             20            191
  Capital leases repayments/other                                             (3)          (354)
                                                                        --------       --------
Net cash (used in)/provided by financing activities                       (7,829)         3,621
                                                                        --------       --------

Effect of exchange rate changes on cash                                      (40)            (4)
Net (decrease)/increase in cash and cash equivalents                      (1,537)            73
Cash and cash equivalents at beginning of period                           2,261            851
                                                                        --------       --------
Cash and cash equivalents at end of period                              $    724       $    924
                                                                        ========       ========

Supplemental schedule of cash flow information:
  Interest paid                                                              247            467
  Income taxes paid                                                          982            243
Supplemental information on noncash operating and investing activities:
  During the six months ended August 23, 2002, the Company reclassified $226 from inventory to property, plant and equipment and $515 from inventory to capitalized software.

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

2.  Earnings per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the thirteen and twenty six week periods ended August 23, 2002 and August 24, 2001.

                                       Thirteen Weeks Ended            Twenty Six Weeks Ended
                                    ---------------------------      ---------------------------
                                     August 23,     August 24,       August 23,       August 24,
                                       2002            2001             2002             2001
                                    -----------    ------------      -----------      ----------
                                                     (amounts in thousands, except
                                                    share and per share information)

Net income                                 $736            $297           $1,321            $521

Income available to common
  stockholders                             $736            $297           $1,321            $521
                                    ===========    ============      ===========      ==========

Basic earnings per share:
  Weighted average shares             7,153,000       7,143,000        7,153,000       7,143,000
  Per share amount                        $0.10           $0.04            $0.18           $0.07
                                    ===========    ============      ===========      ==========

Diluted earnings per share:
  Weighted average shares             7,153,000       7,143,000        7,153,000       7,143,000
  Effect of dilutive securities:
    Stock options                        29,000          43,000           34,000          74,000
    Stock warrants                      307,000         311,000          309,000         332,000
                                    -----------    ------------      -----------      ----------
                                      7,489,000       7,497,000        7,496,000       7,549,000
  Per share amount                        $0.10           $0.04            $0.18           $0.07
                                    ===========    ============      ===========      ==========

At August 23, 2002, there were employee stock options to purchase the Company's stock totaling 329,000 shares which were not included in the computation of diluted earnings per share, as the effect of such options would be anti-dilutive.

3.  Accounts Receivable

     The components of accounts receivable are as follows:

                                                                  August 23,   February 22,
                                                                    2002           2002
                                                                ------------   ------------
                                                                   (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
  subject to negotiation                                           $ 1,098        $ 6,281
U.S. commercial receivables billed                                   5,456          2,918
International receivables billed and unbilled contract costs
  subject to negotiation                                             7,493         11,030
                                                                   -------        -------
                                                                    14,047         20,229
Less allowance for doubtful accounts                                (1,092)          (373)
                                                                    ------        -------
                                                                   $12,955        $19,856
                                                                   =======        =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     At February 22, 2002, billed and unbilled contract costs subject to negotiation included claims made against the U.S. Government under a contract for a centrifuge. These costs totaled $5,547,000. On May 9, 2002, the Company reached a final settlement agreement totaling approximately $6,900,000 with the U.S. Navy for all outstanding amounts. This amount was collected in full on July 2, 2002. The results of operations for the second quarter ended August 23, 2002, includes sales of $300,000 as part of this settlement. As of August 23, 2002, there were two additional claims in process totaling $724,000 for U.S. government projects.

International receivables billed and unbilled contract costs subject to negotiation:

     International receivables billed includes $700,000 at August 23, 2002 and February 22, 2002, respectively, related to a contract with the Royal Thai Air Force (RTAF).

     In October 1993, the Company was notified by the RTAF that the RTAF was terminating a certain $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $230,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as per the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. On August 30, 2001, the Company received a payment of $230,000 representing the amount due on the performance bond; the balance of $700,000 due on the contract is still under review by the customer but it is probable that the Company will institute legal proceedings to collect the balance. At this point the Company is not able to determine what, if any, impact the extended completion period will have upon the receipt of final payment.

     Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for two contracts covering 1996 to the present. Claims receivables and resulting revenue aggregating $5,450,000 have been recorded. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2003. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company has submitted a claim for one of the contracts to the customer and has also submitted to the customer requests for equitable contract price adjustments on the other contract. The Company is currently updating and finalizing additional claims. As a related item, during the third quarter of fiscal 2000, the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

     On July 20, 2001, the Company was notified by the international customer that they were terminating the centrifuge contract, which was approximately 90% complete. The termination included a request for the refund of advance milestone payments made to date. At this point the Company is arbitrating in the United Kingdom disputes which have arisen under this contract but is not able to assess the ultimate impact of the termination on current operations and financial results. As of August 23, 2002, the Company had recorded on its books the following amounts for the contract from inception to date: revenue (including claims revenue) of $19,730,000, cost of goods sold of $13,202,000, costs and estimated earnings in excess of billings on uncompleted long term contracts of $16,605,000, claims receivables of $2,840,000, and billings in excess of costs and estimated earnings on uncompleted long term contracts of $10,099,000.

4.  Inventories

     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves):

                                                                  August 23,   February 22,
                                                                    2002          2002
                                                                ------------   ------------
                                                                   (amounts in thousands)
Raw materials                                                       $  92        $  110
Work in Process                                                     6,470         4,470
Finished Goods                                                      2,491         2,581
                                                                   ------        ------
  Total                                                            $9,053        $7,161

5. Stockholders' Equity

     The components of stockholders' equity at February 22, 2002 and August 23, 2002 were as follows:

                                    (amounts in thousands, except share information)

                               Common Stock      Additional   Accumulated
                               ------------        Paid in    other comp.  Retained
                              Shares    Amount     Capital    income       Earnings      Total
                            ---------   ------   ----------   --------     --------     --------

Balance, February 22,
  2002                      7,142,946     $357      $6,703      $ (172)      $13,894     $20,782

Net income for twenty
  Six weeks ended
  August 23, 2002                   -        -           -           -         1,321       1,321
Foreign Currency Translation
  Adjustment                        -        -           -         (40)            -         (40)
                             --------     ----      ------      -------       -------    -------
Total comprehensive income          -        -           -         (40)         1,321      1,281
Shares issued in con-
  nection with employee
  stock option plans           10,482        1          19           -              -         20
                             --------     ----      ------      -------       -------    -------
Balance at August 23,
  2002                      7,153,428     $358      $6,722       $(212)       $15,215    $22,083
                            =========     ====      ======       =====        =======    =======

6. Long Term Debt and Other Long Term Obligations

     The following table lists the long term debt and other long term obligations of the Company as of August 23, 2002.

                             Payments due by Period

Obligation          Total     Less than   1-3 years  4-5 years  After 5 years
                                1 year

Long term debt     $4,490     $    -      $4,490      $    -      $    -

Long term bonds     4,645          -           -           -       4,645

Capital Leases         10          3           7           -           -

Operating leases      498        102         352          44           -

Other long term         -          -           -           -           -

Total obligations  $9,643     $  105      $4,849     $    44      $4,645

7.  Business Segment Presentation:

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

                                          Industrial
                                ATS          Group       Total
                             ----------  ----------  ----------
                                    (amounts in thousands)

Thirteen weeks ended
  August 23, 2002
-------------------
Net Sales                    $ 9,326      $1,715         $ 11,041
Interest Expense                 107          18              125
Deprec. And Amort.               253          52              305
Operating Income/(loss)        1,462        (140)           1,322
Income Tax Provision             297         (35)             262
Identifiable Assets           27,597       5,886           33,483
Expend. For Seg. Assets           61          13               74

Thirteen weeks ended
  August 24, 2001
-------------------
Net Sales                    $ 5,041      $2,373          $ 7,414
Interest Expense                 228          44              272
Deprec. And Amort.               193          87              280
Operating Income                 393         410              803
Income Tax Provision              19          41               60
Identifiable Assets           29,614       6,156           35,770
Expend. For Seg. Assets          101          21              122

Reconciliation to               2002       2001
consolidated amounts           -----      -----
   Corporate Assets          $ 9,234    $ 9,096

   Total Assets               42,717     44,866

   Segment operating income  $ 1,322    $   803
   Less interest expense        (125)      (272)
   Less income taxes            (262)       (60)
                               -----      -----
Total profit for segments    $   935      $ 471

Corporate home off. exps.       (214)      (257)
Interest and other exps.         (47)         1
Income tax benefit                57         78
Minority interest                  5          4
                               -----      -----
Net income                    $  736      $ 297
                               =====      =====


                                         Industrial
                                ATS        Group         Total
                             ----------  ----------    ----------
                                    (amounts in thousands)

Twenty six weeks ended
  August 23, 2002
-------------------
Net Sales                    $17,118         $5,130    $ 22,248
Interest Expense                 232             34         266
Deprec. And Amort.               458            174         632
Operating Income/(loss)        3,005           (275)      2,730
Income Tax Provision             765            (84)        681
Identifiable Assets           27,597          5,886      33,483
Expend. For Seg. Assets           92             17         109

Twenty six weeks ended
  August 24, 2001
-------------------
Net Sales                    $10,586         $5,168     $15,754
Interest Expense                 442             88         530
Deprec. And Amort.               413            174         587
Operating Income                 344          1,103       1,447
Income Tax Prov/(Benefit)        127            (83)         44
Identifiable Assets           29,614          6,156      35,770
Expend. For Seg. Assets          494            102         596




Reconciliation to               2002       2001
consolidated amounts           -----       -----


   Corporate Assets          $  9,234     $ 9,096

   Total Assets                42,717      44,866

   Segment operating income  $  2,730     $ 1,447
   Less interest expense         (266)       (530)
   Less income taxes             (681)        (76)
                             --------     -------
Total profit for segments    $  1,783     $   841

Corporate home off. exps.        (547)       (442)
Interest and other exps.         (150)       ( 32)
Income tax benefit                204         155
Minority interest                  31          (1)
                             --------     -------
Net income                   $  1,321     $   521
                             ========     =======


Segment operating income consists of net sales less applicable costs and expenses related to those revenues. Unallocated general corporate expenses and other miscellaneous fees have been excluded from total profit for segments. General corporate expenses are primarily central administrative office expenses including executive salaries, stockholder expenses and legal and accounting fees. Other miscellaneous expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.

Approximately 73% of sales totaling $8,107,000 in the second quarter of fiscal 2003 were made to one domestic customer in the ATS segment. Approximately 55% of sales totaling $4,070,000 in the second quarter of fiscal 2002 were made to one international and one domestic customer in the ATS segment.

Approximately 65% of sales totaling $14,383,000 in the six months ended August 23, 2002 were made to one domestic customer in the ATS segment. Approximately 51% of sales totaling $8,098,000 in the six months ended August 24, 2001 were made to one international and one domestic customer in the ATS segment.

Included in the segment information for the second quarter of fiscal 2003 are export sales of $1,351,000. A significant portion of this amount consisted of sales to commercial or government accounts in China of $335,000 and Thailand of $306,000. In addition, sales to the US government and its agencies aggregated $855,000 for the period.

Included in the segment information for the second quarter of fiscal 2002 are export sales of $2,344,000. A significant portion of this amount consisted of sales to commercial or government accounts in Thailand of $832,000, Great Britain of $471,000, Japan of $324,000 and Turkey of $259,000. In addition, sales to the U.S. government and its agencies aggregated $124,000 for the period.

Included in the segment information for the six months ended August 23, 2002 are export sales of $4,037,000. A significant portion of this amount consisted of sales to commercial or government accounts in China of $1,847,000 and Thailand of $893,000. In addition, sales to the US government and its agencies aggregated $1,434,000 for the period.

Included in the segment information for the six months ended August 24, 2001 are export sales of $5,178,000. A significant portion of this amount consisted of sales to commercial or government accounts in Thailand of $1,143,000, Great Britain of $1,030,000, Japan of $1,021,000, and Russia of $533,000. In addition, sales to the US government and its agencies aggregated $910,000 for the period.


8. Recent Accounting Pronouncements

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

     Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB No.
                  13, and Technical Corrections.

     In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS No. 145 changes the accounting principles governing extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

    Accounting for Costs Associated with Exit or Disposal Activities.


     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The adoption of the statement is not expected to have a significant impact on the financial condition or results of operations of the Company.



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

Critical Accounting Policies

     The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

     Revenue Recognition on Long-Term Contracts

     As discussed below, when the performance of a contract will extend beyond a 12-month period (and is greater than $100,000 in contract value), revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known to the Company.

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

Results of Operations
Thirteen weeks ended August 23, 2002 compared to August 24, 2001.

     The Company had net income of $736,000, or $.10 per share (diluted), during the second quarter of fiscal 2003, versus net income of $297,000 or $.04 per share (diluted), for the corresponding second quarter of fiscal 2002. Sales for the second quarter were $11,041,000, an increase of $3,627,000 or 48.9%, over the corresponding second quarter of fiscal 2002. The primary contributors to the sales increase were additional revenues in domestic entertainment, which benefited from continued full production on a large entertainment project, and increased US government sales for hyperbaric and Aircrew Training Systems, including sales of $300,000 from the aforementioned settlement with the US Navy. Providing partial offsets were reductions in domestic and international hyperbaric systems, especially for the Company's Baramed monoplace chambers, and international sales for Aircrew Training Systems products, which have been negatively impacted by global economic conditions. Overall, domestic sales increased $3,890,000, or 78.6% from the second quarter of fiscal 2002, primarily reflecting the aforementioned entertainment increase, and represented 80.0% of the Company's total sales, up from 66.7% for the second quarter of fiscal 2002. Sales to the U.S. Government increased $730,000, or 588.7%, as compared to the second quarter of fiscal 2002, and represented 7.7% of total sales versus 1.7% for the second quarter of fiscal 2002. International sales were down $993,000 or 42.4%, versus the second quarter of fiscal 2002, and represented 12.3% of total sales, down from 31.6% in the second quarter of fiscal 2002, reflecting the aforementioned global economic downturn and increased entertainment sales. Throughout the Company's history, most of the sales for Aircrew Training Products have been made to international customers. The Company has subsidiaries in the United Kingdom, Poland and Turkey, maintains regional offices in the Middle East, Asia, and Canada, and uses the services of approximately 100 independent sales organizations and agents throughout the world. In the thirteen weeks ended August 23, 2002, there were no international sales totaling at least ten percent of total sales for any foreign country. In the thirteen weeks ended August 24, 2001, sales totaling $832,000 were made to Thailand. Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

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

     The Company recognizes revenue utilizing three methods. On long-term contracts, the percentage of completion method is applied based on costs incurred as a percentage of estimated total costs. Revenue recognized on uncompleted long-term contracts in excess of amounts billed to customer is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which the facts requiring the revisions become known to the Company. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. Retainage is generally due within one year of completion of the contract. Revenue recognition under the percentage of completion method requires significant judgment and therefore involves significant estimates, which are reasonably subject to change. Revenue for contracts under $100,000, or to be completed in less than one year, and where there are no post shipment services included in the contract, and revenue on parts and services, is recognized as shipped. Revenue on contracts under $100,000, or to be completed in less than one year, and where post shipment services (such as installation and customer acceptance) are required, is recognized after customer acceptance. Revenue for service contracts is recognized ratably over the life of the contract with related material costs expensed as incurred.

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

      Revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Significant claims outstanding at February 22, 2002 included the U.S. Navy ($5.5 million recorded) and two claims against an international customer ($5.7 million recorded). On May 9, 2002, the Company reached a final settlement agreement totaling approximately $6.9 million with the U.S. Navy for all outstanding amounts. The Company received this settlement payment on July 2, 2002. The results of operation for the three months ended August includes sales of $300,000 as part of this settlement. Although claim receivables are recorded as current assets in the financial statements, claim revenues may not be received in full during fiscal 2003. One of the claims against the international customer was filed in March 2001, and the other is being developed. As of August 23, 2002, claims recorded against the U.S. government totaled $724 and claims recorded against an international customer totaled $5,450.

     Gross profit for the second quarter of fiscal 2003 increased by $870,000 or 36.4% reflecting the increased sales volume partially offset by a 2.7 percentage point reduction in the rate as a percent of sales. Rate decreases were evidenced primarily in international environmental and domestic simulation sales.

     Selling and administrative expenses for the second quarter of fiscal 2003 increased $351,000 or 20.8% as compared to the second quarter of fiscal 2002, primarily reflecting increased commissions.

     Research and development expenses, which are charged to operations as incurred, decreased by $43,000 or 27.6% for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 reflecting reduced product development primarily in the Company's Turkish operation. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

     Interest expense for the second quarter of fiscal 2003 decreased $147,000 or 54.0%. This reflected lower interest rates on a lower average loan balance in the current period and reduced amortization of deferred finance costs as most of these balances were charged off in the third quarter of fiscal 2002.

     The Company's tax provision for the second quarter of fiscal 2003 reflected an estimated 20% rate domestically and a consolidated estimated rate of 21.9%. The lower effective tax rate reflects the ongoing effect of offsetting research and development tax credits. The consolidated rate for the second quarter of fiscal 2002 reflected an estimated rate of 30%, which was offset by a $100,000 research tax credit.

      During the second quarter of fiscal 2003, the Company reached a settlement with Inland Revenue in Great Britain which resulted in a small additional tax assessment. Additionally, the U. S. Internal Revenue Service is currently performing a routine audit of the Company's fiscal 2000 tax filing. At this point the Company is not able to assess whether any additional tax liability will result from the audit.

Results of Operations
Twenty-six weeks ended August 23, 2002 compared to August 24, 2001.

     The Company had net income of $1,321,000, or $.18 per share (diluted), for the twenty-six weeks ended August 23,2002 versus net income of $521,000 or $.07 per share (diluted), for the corresponding period of fiscal 2002. Sales were $22,248,000, an increase of $6,494,000 or 41.2%, over the corresponding second quarter of fiscal 2002. The primary contributors to the sales increase were additional revenues in domestic entertainment, which benefited from continued full production on a large entertainment project, increased domestic and international sales for environmental products, and higher US government sales for Aircrew Training Systems, including sales of $300,000 from the aforementioned settlement with the US Navy. Providing partial offsets were across the board reductions in hyperbaric systems, especially for the Company's Baramed monoplace chambers, and international sales for Aircrew Training Systems products, which have been negatively impacted by global economic conditions. Overall, domestic sales increased $7,240,000, or 75.9% from the prior period of fiscal 2002, primarily reflecting the aforementioned entertainment increase, and represented 75.4% of the Company's total sales, up from 60.5% in the prior period. Sales to the U.S. Government increased $524,000, or 57.5%, and represented 6.4% of total sales versus 5.8% for the prior period. International sales were down $1,270,000 or 23.9%, versus the prior period, and represented 18.2% of total sales, down from 33.7% in the prior period, reflecting the aforementioned global economic downturn and increased entertainment sales. Throughout the Company's history, most of the sales for Aircrew Training Products have been made to international customers. The Company has subsidiaries in the United Kingdom, Poland and Turkey, maintains regional offices in the Middle East, Asia, and Canada, and uses the services of approximately 100 independent sales organizations and agents throughout the world. In the twenty-six weeks ended August 23, 2002, there were no international sales totaling at least ten percent of total sales for any foreign country. In the twenty-six weeks ended August 24, 2001, there were no international sales totaling at least ten percent of total sales for any foreign country. Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

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

      Revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Significant claims outstanding at February 22, 2002 included the U.S. Navy ($5.5 million recorded) and two claims against an international customer ($5.7 million recorded). On May 9, 2002, the Company reached a final settlement agreement totaling approximately $6.9 million with the U.S. Navy for all outstanding amounts. The Company received this settlement payment on July 2, 2002. The results of operation for the six months ended August includes sales of $300,000 as part of this settlement. Although claim receivables are recorded as current assets in the financial statements, claim revenues may not be received in full during fiscal 2003. One of the claims against the international customer was filed in March 2001, and the other is being developed. As of August 23, 2002, claims recorded against the U.S. government totaled $724 and claims recorded against an international customer totaled $5,450.

     Gross profit for the twenty-six weeks ended August 23, 2002 increased by $1,760,000 or 34.6% reflecting the increased sales volume partially offset by a
1.5 percentage point reduction in the rate as a percent of sales. Rate decreases were evidenced primarily in international environmental and domestic simulation sales.

     Selling and administrative expenses for the twenty-six weeks ended August 23, 2002 increased $677,000 or 18.0% as compared to the corresponding prior period of fiscal 2002, primarily reflecting increased commissions.

     Research and development expenses, which are charged to operations as incurred, decreased by $105,000 or 32.4% for the twenty-six weeks ended August 23, 2002 as compared to the prior period in fiscal 2002, reflecting reduced product development primarily in the Company's Turkish operation. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

     Interest expense for the twenty-six weeks ended August 23, 2002 was down $264,000 or 49.8% as compared to the corresponding period in fiscal 2002. This reflected lower interest rates on a lower average loan balance in the current quarter and reduced amortization of deferred finance costs as most of these balances were charged off in the third quarter of fiscal 2002.

     The Company's tax provision for the twenty-six weeks ended August 23, 2002 reflected an estimated 20% rate domestically and a consolidated estimated rate of 27.0%. The lower effective tax rate reflects the ongoing effect of offsetting research and development tax credits. The consolidated rate for the six months ended August 24, 2001 reflected an estimated rate of 30%, which was offset by a $200,000 research tax credit.

      During the twenty-six weeks ended August 23, 2002 the Company reached a settlement with Inland Revenue in Great Britain which resulted in a small additional tax assessment. Additionally, the U. S. Internal Revenue Service is currently performing a routine audit of the Company's fiscal 2000 tax filing. At this point the Company is not able to assess whether any additional tax liability will result from the audit.



Liquidity and Capital Resources

     During the twenty-six week period ended August 23,2002, the Company generated $6,476,000 of cash from operating activities. This was primarily a result of cash from the collection of the $6.9 million settlement agreement with the US Navy. A partial offset was an increase in inventories evidencing a contract mix shift to non-POC projects, whose costs are accumulated in inventory. Versus last year's corresponding period, net cash from operations reflected an increase of $9,176,000.

     Investing activities in the twenty-six weeks ended August 23, 2002 consisted of minimal purchases for capital equipment and capitalized software. Spending in both of these categories was down from the prior period reflecting a basic maintenance level of capital replacement.

     Financing activities consisted primarily of significant net repayments on the Company's bank line and long term bonds and an increase in cash required to secure international letters of credit. Since the Company's bank line expires November 30, 2002 (see below), most new international bid bonds and letters of credit to support new projects have required cash collaterialization.

    Assuming that it is able to obtain an extension of or replacement for its Revolving Credit Agreement, the Company believes that cash generated from operating activities and available borrowings under its Revolving Credit Agreement will be sufficient to meet its future obligations.

    With respect to the Company's outstanding claims with an international customer, to the extent the Company is unsuccessful in further recovery of contract costs, such an event could have a material adverse effect on the Company's liquidity and results of operations. Historically, the Company has had good experience in that recoveries have exceeded the carrying value of claims. On May 9, 2002, the Company reached a final settlement agreement totaling approximately $6.9 million with the U.S. Navy for all outstanding amounts. The Company received this settlement payment on July 2, 2002. The carrying value of this claim at the time of settlement was $5.5 million.

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

     On June 5, 2002 the Company's bank agreed to the terms upon which it would agree to extend the expiration date of the Revolving Credit Agreement to February 28, 2003. The Company is currently evaluating the terms and conditions of this extension. Substantially all of the Company's short-term financing is provided by this bank. As of October 7, 2002, the Company had approximately $3.6 million available under its Revolving Credit Agreement.

    The Company's current bank agreement is scheduled to expire on November 30, 2002. The accompanying balance sheet as of August 23, 2002 classifies the Company's bank borrowings under the line as long term debt, in accordance with FASB No. 6. The Company has received term sheets from new lenders which will allow for all the Company's bank debt to be refinanced on a long term basis. This refinancing is currently expected to be completed before the expiration of the Company's current bank agreement. Under the guidelines of FASB SFAS No. 6, short term obligations which the Company intends to refinance on a long term basis and which are supported by a financing agreement(s) that clearly permits the Company to refinance all the short-term obligation on a long term basis on readily determinable terms may be properly classified as long-term at the balance sheet date.

Backlog

     The Company's sales backlog at August 23, 2002, and February 22, 2002, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $28,329,000 and $28,148,000 respectively. In addition, the Company's training, maintenance and upgrade contracts backlog at August 23, 2002, and February 22, 2002, for work to be performed and revenue to be recognized after that date under written agreements was approximately $3,078,000 and $1,485,000 respectively.



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

Number       Item
------       ----
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

         (b) Reports on Form 8-K

         The Company did not file any current Reports on Form 8-K during the fiscal quarter ended August 23, 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             ENVIRONMENTAL TECTONICS
                                             CORPORTION
                                             (Registrant)

Date: October 15, 2002                       By: /s/  William F. Mitchell
                                                 -------------------------------
                                                 William F. Mitchell
                                                 President and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)

Date: October 15, 2002                       By: /s/  Duane D. Deaner
                                                 -------------------------------
                                                 Duane D. Deaner
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

CERTIFICATIONS

I, William F. Mitchell, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Environmental Tectonics Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 15, 2002                       By: /s/  William F. Mitchell
                                                 -------------------------------
                                                 William F. Mitchell
                                                 President and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)

I, Duane D. Deaner, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Environmental Tectonics Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 15, 2002                       By: /s/  Duane D. Deaner
                                                 -------------------------------
                                                 Duane D. Deaner
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

99.1 Certification dated October 15, 2002 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

99.2 Certification dated October 15, 2002 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.