Form 10-Q
period 2002-11-22
ENVIRONMENTAL TECTONICS CORP
filed 2003-01-13
CIK 33113

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 22,2002

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission File No. 1-10655

               ENVIRONMENTAL TECTONICS CORPORATION
      -----------------------------------------------------
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

                 Yes    x             No
                     ------

         The number of shares outstanding of the registrant's common stock as of January 6, 2003 is: 7,153,428

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Environmental Tectonics Corporation
                        Consolidated Income Statements
                                  (unaudited)

                                      Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                   -----------------------------       -----------------------------
                                   November 22,     November 23,       November 22,     November 23,
                                      2002              2001               2002             2001
                                   ------------     ------------       ------------     ------------
                                         (in thousands, except share and per share information)

Net Sales                           $12,162           $ 8,230            $ 34,410             $ 23,984
Cost of goods sold                    8,583             4,563              23,985               15,231
                                    -------           -------            --------             --------

Gross profit                          3,579             3,667              10,425                8,753
                                    -------           -------            --------             --------

Operating expenses:
Selling and administrative            2,437             2,199               6,881                5,966
Research and development                268               117                 487                  441
                                    -------           -------            --------             --------
                                      2,705             2,316               7,368                6,407
                                    -------           -------            --------             --------
Operating income                        874             1,351               3,057                2,346
                                    -------           -------            --------             --------

Other expenses:
Interest expense                        116               450                 382                  980
Other, net                              174                96                 324                  128
                                    -------           -------            --------             --------
                                        290               546                 706                1,108
                                    -------           -------            --------             --------
Income before income taxes              584               805               2,351                1,238
Provision for
   income taxes                         154               141                 631                   62
                                    -------           -------            --------             --------
Income before minority interest         430               664               1,720                1,176

(Loss)/gain attributable to
  minority interest                      (6)                2                 (37)                  (7)
                                    -------           -------            --------             --------
Net income                           $  436           $   662            $  1,757                1,183
                                    =======           =======            ========             ========
========================================================================================================

Per share information:
Income available to common
  stockholders                      $   436          $   662              $  1,757             $ 1,183
Income per share:  basic            $  0.06          $  0.09              $   0.25             $  0.17
Income per share:  diluted          $  0.06          $  0.09              $   0.23             $  0.16
Number of shares:  basic          7,153,000        7,143,000             7,153,000           7,143,000
Number of shares:  diluted        7,481,000        7,497,000             7,493,000           7,496,000


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets

                                                                   November 22,   February 22,
                                                                      2002           2002
                                                                   ---------------------------
                                                                    (unaudited)
                                                                   -------------
                                                                    (amounts in thousands,
                                                                   except share information)

                Assets
Current assets:
  Cash and cash equivalents                                          $ 1,078       $ 2,261
  Cash equivalents restricted for letters of credit                    5,810           569
  Accounts receivable, net                                            17,307        19,856
  Costs and estimated earnings in excess of billings on
    uncompleted long-term contracts                                    5,813         9,391
  Inventories                                                          8,766         7,161
  Deferred tax asset                                                     715           715
  Prepaid expenses and other current assets                              973           921
                                                                     -------       -------
    Total current assets                                              40,462        40,874
Property, plant and equipment, at cost, net of accumulated depreci-
  ation of $9,803 at November 22, 2002 and $9,303 at February 22,
  2002                                                                 5,256         5,318
Software development costs, net of accumulated amortization
  of $6,651 at November 22, 2002 and $6,166 at February 22, 2002       2,149         1,684
Other assets                                                             487           606
                                                                     -------       -------
    Total assets                                                     $48,354       $48,482
                                                                     =======       =======

Liabilities and Stockholders' Equity
             Liabilities
Current liabilities:
  Current portion of long-term debt                                 $ 15,283        $  281
  Accounts payable - trade                                             1,916         3,438
  Billings in excess of costs and estimated earnings on
    uncompleted long-term contracts                                      878           499
  Customer deposits                                                    4,933         3,684
  Accrued income taxes                                                    77           731
  Accrued liabilities                                                  1,762         1,558
                                                                     -------       -------
    Total current liabilities                                         24,849        10,191
                                                                     -------       -------


Long-term debt, less current portion:
  Credit facility payable to banks                                         0        11,755
  Long-Term Bonds, net                                                     0         4,920
  Other                                                                   12            13
                                                                     -------       -------
                                                                          12        16,688
                                                                     -------       -------
Deferred income taxes                                                    735           735
                                                                     -------       -------
    Total liabilities                                                 25,596        27,614
                                                                     -------       -------

Minority interest                                                         49            86
                                                                     -------       -------

         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized;
  7,153,428 and 7,142,946 issued and outstanding at
  November 22, 2002 and February 22, 2002, respectively                  358           357
Capital contributed in excess of par value of common stock             6,722         6,703
Accumulated other comprehensive loss                                     (22)         (172)
Retained earnings                                                     15,651        13,894
                                                                     -------       -------
    Total stockholders' equity                                        22,709        20,782
                                                                     -------       -------
Total liabilities and stockholders' equity                           $48,354       $48,482
                                                                     =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

              Environmental Tectonics Corporation
              Consolidated Statements of Cash Flows
                           (unaudited)

                                                                     Thirty-Nine Weeks Ended
                                                                   November 22,   November 23,
                                                                      2002           2001
                                                                   -------------  ------------
                                                                     (amounts in thousands)
Cash flows from operating activities:
  Net income                                                        $ 1,757        $ 1,183
  Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization                                     1,113          1,106
    Provision for losses on accounts receivable and inventories         801             82
    Minority interest                                                   (37)            (4)
    Changes in operating assets and liabilities:
      Accounts receivable                                             1,829         (2,807)
      Costs and estimated earnings in excess of billings on uncom-
        pleted long-term contracts                                    3,578         (2,235)
      Inventories                                                    (2,536)        (2,283)
      Prepaid expenses and other assets                                 (84)          (153)
      Other assets                                                       23              -
      Accounts payable                                               (1,522)         1,294
      Billings in excess of costs and estimated earnings on uncom-
        pleted long-term contracts                                      379           (813)
      Customer deposits                                               1,249          1,731
      Accrued income taxes                                             (654)           146
      Other accrued liabilities                                         204           (500)
                                                                   --------       --------

Net cash provided by/(used in) operating activities                   6,100         (3,253)
                                                                   --------       --------

Cash flows from investing activities:
  Acquisition of equipment                                             (212)          (616)
  Capitalized software development costs                               (326)          (381)
                                                                   --------       --------
Net cash used in investing activities                                  (538)          (997)
                                                                   --------       --------

Cash flows from financing activities:
  Borrowings under credit facility                                   24,024          7,275
  Payments under credit facility                                    (25,417)        (3,059)
  Repayment of long-term bonds                                         (275)          (275)
  Cash equivalents restricted for letters of credit                  (5,241)          (152)
  Proceeds from issuance of common stock/warrants                        20            191
  Capital leases repayments/other                                        (6)          (358)
                                                                   --------       --------
Net cash (used in)/provided by financing activities                  (6,895)         3,622
                                                                   --------       --------

Effect of exchange rate changes on cash                                 150              -
                                                                   --------       --------
Net decrease in cash and cash equivalents                            (1,183)          (628)
Cash and cash equivalents at beginning of period                      2,261            851
                                                                   --------       --------
Cash and cash equivalents at end of period                         $  1,078       $    223
                                                                   ========       ========

Supplemental schedule of cash flow information:
  Interest paid                                                         351            701
  Income taxes paid                                                   1,567            195

Supplemental information on noncash operating and investing activities:
  During the thirty-nine weeks ended November 22, 2002, the Company reclassified $226 from inventory to property, plant and equipment and $624 from inventory to capitalized software.

  During the thirty-nine weeks ended November 23, 2001, the Company purchased for $100 a 99% ownership in ETC Europe, resulting in goodwill of $26.

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

2. Earnings per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table demonstrates the components of basic and diluted earning per share for the thirteen and thirty-nine week periods ended November 22, 2002 and November 23, 2001.

                                        Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                    ----------------------------     ---------------------------
                                    November 22,    November 23,     November 22,   November 23,
                                       2002             2001            2002            2001
                                    -----------------------------    ----------------------------
                                                     (amounts in thousands, except
                                                    share and per share information)

Net income                              $436           $662             $1,757        $1,183

Income available to common
  stockholders                          $436           $662             $1,757        $1,183
                                   =========      =========          =========     =========

Basic earnings per share:
  Weighted average shares          7,153,000      7,143,000          7,153,000     7,143,000
  Per share amount                     $0.06          $0.09              $0.25         $0.17
                                   =========      =========          =========     =========

Diluted earnings per share:
  Weighted average shares          7,153,000      7,143,000          7,153,000     7,143,000
  Effect of dilutive securities:
    Stock options                     23,000         43,000             32,000        43,000
    Stock warrants                   305,000        311,000            308,000       310,000
                                   ---------      ---------          ---------     ---------
                                   7,481,000      7,497,000          7,493,000     7,496,000
  Per share amount                     $0.06          $0.09              $0.23         $0.16
                                   =========      =========          =========     =========

At November 22, 2002 and November 23, 2001, there were stock options to purchase the Company's stock totaling 329,000 and 0 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive.

3. Accounts Receivable

         The components of accounts receivable are as follows:

                                                                 November 22,   February 22,
                                                                    2002           2002
                                                                 ------------   ------------
                                                                   (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
  subject to negotiation                                           $ 1,848        $ 6,281
U.S. commercial receivables billed                                   2,622          2,918
International receivables billed and unbilled contract costs
  subject to negotiation                                            13,928         11,030
                                                                   -------        -------
                                                                    18,398         20,229
Less allowance for doubtful accounts                                (1,091)          (373)
                                                                   -------        -------
                                                                   $17,307        $19,856
                                                                   =======        =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

         At February 22, 2002, billed and unbilled contract costs subject to negotiation included claims made against the U.S. Government under a contract for a centrifuge. These costs totaled $5,547,000. On May 9,2002, the Company reached a final settlement agreement totaling approximately $6,900,000 with the U.S. Navy for all outstanding amounts. This amount was collected in full on July 2, 2002. The results of operations for the thirty-nine weeks ended November 22, 2002 includes sales of $300,000 as part of this settlement. As of November 22, 2002, there were two additional claims in process totaling $1,014,000 for U.S. government projects.

International receivables billed and unbilled contract costs subject to negotiation:

         International receivables billed includes $700,000 at November 22, 2002 and February 22, 2002, respectively, related to a contract with the Royal Thai Air Force ("RTAF").

         In October 1993, the Company was notified by the RTAF that the RTAF was terminating a $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $230,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as stated in the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. On August 30, 2001, the Company received a payment of $230,000 representing the amount due on the performance bond.

         The open balance of $700,000 due on the contract represents the total net exposure to the Company on this contract. As of the date of this Quarterly Report on Form 10-Q, the Company has authorized its Thai attorneys to commence and prosecute arbitration proceedings, and it is anticipated that this will occur in the near future. However, since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company has enjoyed a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for the trainers that are the subject of the dispute, and it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future sales to the RTAF. At this point the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

         Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for two contracts covering 1996 to the present. Claims receivables and resulting revenue aggregating $9,582,000 have been recorded. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2003 or at all. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company has submitted claims for the contracts to the customer. The Company is currently updating and finalizing additional claims. As a related item, during the third quarter of fiscal 2000, the aforementioned international customer, citing failure to deliver product within contract terms, assessed liquidated damages totalling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

         On July 20, 2001, the Company was notified by the international customer that it was terminating the centrifuge contract, which was approximately 90% complete. The termination included a request for the refund of advance milestone payments made to date. As of November 22, 2002, the Company had recorded on its books claims receivables (and corresponding revenue) totaling $6,972,000, representing the aforementioned contract issues. The Company has been paid $10,100,000 to date on this contract.

         The Company is arbitrating disputes which have arisen under this contract in the United Kingdom but is unable to assess the ultimate impact of the termination of the contract on current operations and financial condition. The U.K. Ministry of Defense has submitted its points of claim and the Company has responded with its points of defense and counterclaim. A limited hearing is scheduled in Great Britain for late January 2003 to review certain threshold contractual interpretation issues related to performance and safety. A full hearing on all issues is tentatively scheduled for October and November 2003.

         Based on witness statements, expert reports and other facts, the Company believes that it has a reasonable basis to refute the safety concerns of the U.K. Ministry of Defense. The Company has installed seven centrifuges in the last 15 years throughout the world and none of these centrifuges have caused any accidents or injuries. The Company does not plan to reduce the carrying value of the claim of $6,972,000 until all unresolved matters have been properly adjudicated in the arbitration proceedings.


4. Inventories

         Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves):

                                                November 22,   February 22,
                                                    2002          2002
                                                ------------   ------------
                                                   (amounts in thousands)
Raw materials                                      $  66        $  110
Work in Process                                    6,199         4,470
Finished Goods                                     2,501         2,581
                                                  ------        ------
  Total                                           $8,766        $7,161
                                                  ======        ======

5. Stockholders' Equity

         The components of stockholders' equity at February 22, 2002 and November 22, 2002 were as follows:

                                    (amounts in thousands, except share information)
                              Common Stock       Additional   Accumulated
                            ------------------     Paid in    other comp.     Retained
                              Shares    Amount     Capital      income        Earnings    Total
                            ---------   -------   ----------  -----------    ----------  -------

Balance, February 22,
  2002                      7,142,946    $357      $6,703      $ (172)         $13,894   $20,782

Net income for thirty
  nine weeks ended
  November 22, 2002                -        -           -           -            1,757     1,757
Foreign Currency Translation
  Adjustment                       -        -           -         150              -         150
                            ---------     ----     ------        ----          -------   -------
Total comprehensive income                                        150            1,757     1,907
Shares issued in con-
  nection with employee
  stock option plans           10,482        1         19          -                -         20
                            ---------     ----     ------        ----          -------   -------
Balance at November 22,
  2002                      7,153,428     $358     $6,722        $(22)         $15,651   $22,709
                            =========     ====     ======        ====          =======   =======

6. Long Term Debt and Other Long Term Obligations

         The following table lists the long term debt and other long term obligations of the Company as of November 22, 2002.

                             Payments due by Period

Obligation                   Total           Less than 1 Year          1-3 Years            4-5 Years       After 5 Years
----------                   -----           ----------------          ---------            ---------       -------------
Current Portion of
Long Term Debt              $  15,282          $   15,282              $      -              $      -            $      -
Capital Leases                     13                   1                    12                     -                   -
Operating Lease                   447                  51                   352                    44                   -
Other Long Term                     -                   -                     -                     -                   -
                            ---------          ----------              --------              --------            --------
Total Obligations           $  15,742          $   15,334              $    364              $     44            $      -
                            =========          ==========              ========              ========            ========

         The Company's Revolving Credit Agreement expires on February 28, 2003. The amounts that are due upon expiration of the Revolving Credit Agreement are recorded as Current Portion of Long Term Debt. For a detailed discussion regarding the status of the Revolving Credit Agreement and the Company's liquidity, see "Liquidity and Capital Resources" beginning on page 22 of this Quarterly Report on Form 10-Q.

7. Business Segment Presentation:

         The Company primarily manufactures under contract various types of high-technology equipment that it has designed and developed. The Company considers its business activities to be divided into two segments: Aircrew Training Systems (ATS) and The Industrial Group. The ATS business segment produces devices which create and monitor the physiological effects of motion, including spatial disorientation and centrifugal forces for the medical, training, research and entertainment markets. The Industrial Group produces chambers that create environments that are used for sterilization, research, and medical applications. The following segment information reflects the accrual basis of accounting:

                                          Industrial
                                ATS          Group       Total
                             ----------  ----------  ----------
                                    (amounts in thousands)

Thirteen weeks ended
  November 22, 2002
-------------------
Net Sales                     10,137     $2,025          $12,162
Interest Expense                  87         29              116
Deprec. And Amort.               330         98              428
Operating Income/(loss)        1,730       (489)           1,241
Income Tax Provision (benefit)   427       (135)             292
Identifiable Assets           26,350      7,579           33,929
Expend. For Seg. Assets           82         21              103

Thirteen weeks ended
  November 23, 2001
-------------------
Net Sales                     $5,809     $2,421          $ 8,230
Interest Expense                 380         70              450
Deprec. And Amort.               335        184              519
Operating Income               1,335        287            1,622
Income Tax Provision             206         36              242
Identifiable Assets           32,732      6,584           39,316
Expend. For Seg. Assets           16          4               20

Reconciliation to               2002       2001
consolidated amounts           -----      -----

   Corporate Assets          $14,425    $ 8,198

   Total Assets               48,354     47,514

   Segment operating income  $ 1,241    $ 1,622
   Less interest expense        (116)      (450)
   Less income taxes            (292)      (242)
                               -----       -----
Total profit for segments    $   833    $   930

Corporate home off. exps.       (366)      (271)
Other Expenses                  (174)       (96)
Income tax benefit               137        101
Minority interest                  6         (2)
                               -----      -----
Net income                   $   436    $   662
                               =====      =====

                                          Industrial
                                ATS          Group       Total
                             ----------  ----------  ----------
                                    (amounts in thousands)

Thirty-nine weeks ended
  November 22, 2002
-------------------
Net Sales                    $27,255     $7,155         $ 34,410
Interest Expense                 319         63              382
Deprec. And Amort.               788        272            1,060
Operating Income/(loss)        4,735       (764)           3,971
Income Tax Provision/(benefit) 1,192       (219)             973
Identifiable Assets           26,350      7,579           33,929
Expend. For Seg. Assets          174         38              212

Thirty-nine weeks ended
  November 23, 2001
-------------------
Net Sales                    $16,395     $7,589          $23,984
Interest Expense                 822        158              980
Deprec. And Amort.               748        358            1,106
Operating Income               1,679      1,390            3,069
Income Tax Provision/(benefit)   333        (47)             286
Identifiable Assets           32,732      6,584           39,316
Expend. For Seg. Assets          510        106              616

Reconciliation to               2002       2001
consolidated amounts           -----      -----

   Corporate Assets          $14,425     $8,198

   Total Assets               48,354     47,514

   Segment operating income  $ 3,971     $3,069
   Less interest expense        (382)      (980)
   Less income taxes            (973)      (286)
                             -------     ------
Total profit for segments    $ 2,616     $1,803

Corporate home off. exps.       (914)      (723)
Other Expenses                  (324)      (128)
Income tax benefit               342        224
Minority interest                 37          7
                             -------    -------
Net income                   $ 1,757    $ 1,183
                             =======    =======

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

         Approximately 72% of sales totaling $8,815,000 in the third quarter of fiscal 2003 were made to one domestic and one international customer in the ATS segment. Approximately 69% of sales totaling $5,709,000 in the third quarter of fiscal 2002 were made to one international and one domestic customer in the ATS segment.

         Approximately 67% of sales totaling $23,198,000 in the thirty-nine weeks ended November 22, 2002 were made to one domestic and one international customer in the ATS segment. Approximately 60% of sales totaling $14,265,000 in the thirty-nine weeks ended November 23, 2001 were made to one international and one domestic customer in the ATS segment.

         Included in the segment information for the third quarter of fiscal 2003 are export sales of $8,113,000. A significant portion of this amount consisted of sales to a government account in Malaysia of $6,345,000. In addition, sales to the U.S. government and its agencies aggregated $1,150,000 for the period.

         Included in the segment information for the third quarter of fiscal 2002 are export sales of $2,941,000. A significant portion of this amount consisted of sales to commercial or government accounts in Thailand of $1,729,000. In addition, sales to the U.S. government and its agencies aggregated $122,000 for the period.

         Included in the segment information for the thirty-nine weeks ended November 22, 2002 are export sales of $12,150,000. A significant portion of this amount consisted of sales to commercial or government accounts in Malaysia of $6,345,000 and China of $2,301,000. In addition, sales to the U.S. government and its agencies aggregated $2,585,000 for the period.

         Included in the segment information for the thirty-nine weeks ended November 23, 2001 are export sales of $8,200,000. A significant portion of this amount consisted of sales to commercial or government accounts in Thailand of $2,971,000, Great Britain of $1,033,000 and Japan of $1,103,000. In addition, sales to the U.S. government and its agencies aggregated $939,000 for the period.

8. Recent Accounting Pronouncements

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

                           Forward Looking Statements

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on the Company's current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

         These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenue, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effects of currency fluctuations, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words "may", "could", "should", "proforma", "looking forward", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan", or the negative of such terms or similar expressions.

         These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors some of which, in whole or in part, are beyond the Company's control. The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the Company's ability to refinance or extend its existing Revolving Credit Agreement; (2) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (3) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (4) the impact of domestic or foreign military or political conflicts and turmoil;
(5) the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; (6) willingness of customers to substitute competitors' products and services and vice versa; (7) the impact on operations of changes in U.S. and governmental laws and public policy, including environmental regulations; (8) the level of export sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (9) technological changes; (10) regulatory or judicial proceedings; (11) the impact of any current or future litigation involving the Company; and (12) the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Revenue Recognition Policies

         The Company recognizes revenue utilizing three methods. On long-term contracts, the percentage of completion method is applied based on costs incurred as a percentage of estimated total costs. Revenue recognized on uncompleted long-term contracts in excess of amounts billed to customer is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which the facts requiring the revisions become known to the Company. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retention of a portion of amounts billed until contract completion. Retention is generally due within one year of completion of the contract. Revenue recognition under the percentage of completion method requires significant judgment and therefore involves significant estimates, which are reasonably subject to change. Revenue for contracts under $100,000, or to be completed in less than one year, and where there are no post shipment services included in the contract, and revenue on parts and services, is recognized as shipped. Revenue on contracts under $100,000, or to be completed in less than one year, and where post shipment services (such as installation and customer acceptance) are required, is recognized after customer acceptance. Revenue for service contracts is recognized ratably over the life of the contract with related material costs expensed as incurred.

         In accordance with accounting principles generally accepted in the United States of America, revenue on contract claims and disputes, for customer caused delays, errors in specifications and designs, and other unanticipated causes, and for amounts in excess of contract value, is generally appropriate if it is probable that the claim will result in the collection of additional contract revenue and if the amount can be reliably estimated.

         Revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Significant claims that were outstanding at February 22, 2002 included the U.S. Navy ($5.5 million recorded) and two claims against an international customer (an aggregate of $5.7 million recorded). On May 9, 2002, the Company reached a final settlement agreement totaling approximately $6.9 million with the U.S. Navy for all outstanding amounts. The Company received this settlement payment on July 2, 2002. The results of operations for the thirty-nine weeks ended November 22, 2002 include sales of $300,000 as part of this settlement. Although claim receivables are recorded as current assets in the financial statements, collection may not be received in full during fiscal 2003 or at all. Claims against the international customer have been filed. As of November 22, 2002, claims recorded against the U.S. government totaled $1,014,000 and claims recorded against an international customer totaled $9,582,000.


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

         Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2002.

Revenue Recognition on Long-Term Contracts

         As discussed above, when the performance of a contract which requires a customer to pay the Company more than $100,000 will extend beyond a 12-month period, revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known to the Company.

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



Results of Operations
Thirteen weeks ended November 22, 2002 compared to thirteen weeks ended November 23, 2001.

Net Income.
-----------

         The Company had net income of $436,000, or $.06 per share (diluted), during the third quarter of fiscal 2003, versus net income of $662,000 or $.09 per share (diluted), for the corresponding third quarter of fiscal 2002.

Sales.
------

         Sales for the third quarter of fiscal 2003 were $12,162,000, an increase of $3,932,000 or 47.8%, over the corresponding third quarter of fiscal 2002. The primary contributors to the sales increase were additional international revenues for Aircrew Training Systems, which benefited from a centrifuge project in Malaysia, and government sales in the hyperbaric area for work on a large U.S. Navy submarine rescue project. Providing partial offsets were reductions in domestic entertainment and environmental sales and international hyperbaric systems, which in the prior period benefited from a large project in Thailand.

Domestic Sales.
---------------

         Overall, domestic sales in the third quarter of fiscal 2003 decreased $2,492,000, or 46.2% from the third quarter of fiscal 2002, primarily reflecting the aforementioned entertainment sales decrease, and represented 23.8% of the Company's total sales, down from 65.5% for the third quarter of fiscal 2002. Sales to the U.S. Government in the third quarter of fiscal 2003 increased to $1,150,000, as compared to $122,000 during the third quarter of fiscal 2002, and represented 9.5% of total sales in the third quarter of fiscal 2003 versus 1.5% for the third quarter of fiscal 2002.

International Sales.
--------------------

         International sales for the third quarter of fiscal 2003 were up $5,396,000 or 198.6%, versus the third quarter of fiscal 2002, and represented 66.7% of total sales, as compared to 33.0% in the third quarter of fiscal 2002. Throughout the Company's history, most of the sales for Aircrew Training Products have been made to international customers. The Company has subsidiaries in the United Kingdom, Poland and Turkey, maintains regional offices in the Middle East, Asia, and Canada, and uses the services of approximately 100 independent sales organizations and agents throughout the world. In the thirteen weeks ended November 22, 2002, international sales totaling at least ten percent of total sales were made to Malaysia ($6,345,000). In the thirteen weeks ended November 23, 2001, international sales totaling at least ten percent of total sales were made to Thailand ($1,729,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

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

Gross Profit.
-------------

         Gross profit for the third quarter of fiscal 2003 decreased by $88,000 or 2.4% as compared to the third quarter of fiscal 2002 as the sales increase was completely offset by a 15.2 percentage point reduction in the rate as a percent of sales. The prior period gross profit reflected higher performance for the entertainment group. As previously reported, a settlement with a major customer in the prior period generated additional contract revenue and corresponding gross profit in the quarter. Acting as a partial offset in the current fiscal period was an increase in gross profit for Aircrew Training Systems reflecting the aforementioned sales increase.

Selling and Administrative Expenses.
------------------------------------

         Selling and administrative expenses for the third quarter of fiscal 2003 increased $238,000 or 10.8% as compared to the third quarter of fiscal 2002, primarily reflecting increased legal, accounting and banking expenses associated with the Company's ongoing refinancing efforts, and increased claims expenses.

Research and Development Expenses.
----------------------------------

         Research and development expenses, which are charged to operations as incurred, increased by $151,000 or 129.1% for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002, reflecting increased product development costs primarily in the Company's Turkish operation. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Interest Expense.
-----------------

         Interest expense for the third quarter of fiscal 2003 decreased $334,000 or 74.2% as compared to the third quarter of fiscal 2002. This reduction reflected lower interest rates on a lower average loan balance in the current period and reduced amortization of deferred finance costs as most of these balances were charged off in the third quarter of fiscal 2002.

Provision for Income Taxes.
---------------------------

         The Company's tax provision for the third quarter of fiscal 2003 reflected an estimated 20% rate domestically and a consolidated estimated rate of 26.4%. The lower than statutory effective tax rate reflects the ongoing effect of offsetting research and development tax credits. The consolidated rate for the third quarter of fiscal 2002 reflected an estimated rate of 30% offset by a $100,000 research tax credit.

         During the second quarter of fiscal 2003, the Company reached a settlement with Inland Revenue in Great Britain which resulted in a small additional tax assessment of $15,000. Additionally, the U. S. Internal Revenue Service is currently performing a routine audit of the Company's fiscal 2000 tax filing. The Company is currently not able to assess whether any additional tax liability will result from the audit.


Results of Operations
Thirty-nine weeks ended November 22, 2002 compared to thirty-nine weeks ended November 23, 2001.

Net Income.
-----------

         The Company had net income of $1,757,000, or $.23 per share (diluted), for the thirty-nine weeks ended November 22, 2002 versus net income of $1,183,000, or $.16 per share (diluted), for the corresponding period of fiscal 2002.

Sales.
------

         Sales for the thirty-nine weeks ended November 22, 2002 were $34,410,000, an increase of $10,426,000 or 43.5%, over the corresponding third quarter of fiscal 2002. The primary contributors to the sales increase were additional revenues in domestic entertainment, which benefited from continued full production on a large entertainment project, increased Aircrew Training Systems which benefited from a centrifuge project in Malaysia, increased international environmental sales primarily in China, and higher U.S. government sales for Aircrew Training Systems, including sales of $300,000 from the aforementioned settlement with the U.S. Navy. Providing partial offsets were a reduction in international hyperbaric sales and across the board reductions in sterilizers.

Domestic Sales.
---------------

         Overall, domestic sales for the thirty-nine weeks ended November 22, 2002 increased $4,703,000, or 31.4% from the prior period of fiscal 2002, primarily reflecting the aforementioned entertainment increase, and represented 57.2% of the Company's total sales, down from 62.4% in the prior period. Sales to the U.S. Government for the thirty-nine weeks ended November 22, 2002 increased $1,552,000, or 150.2%, and represented 7.5% of total sales versus 4.3% for the prior period.

International Sales.
--------------------

         International sales for the thirty-nine weeks ended November 22, 2002 were up $4,171,000 or 52.3%, versus the prior period, and represented 35.3% of total sales, up from 33.3% in the prior period, reflecting the aforementioned centrifuge project in Malaysia. Throughout the Company's history, most of the sales for Aircrew Training Products have been made to international customers.

The Company has subsidiaries in the United Kingdom, Poland and Turkey, maintains regional offices in the Middle East, Asia, and Canada, and uses the services of approximately 100 independent sales organizations and agents throughout the world. In the thirty-nine weeks ended November 22, 2002, international sales totaling at least ten percent of total sales were made to Malaysia ($6,345,000). In the thirty-nine weeks ended November 23, 2001, international sales totaling at least ten percent of total sales were made to Thailand ($2,827,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

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

Gross Profit.
-------------

         Gross profit for the thirty-nine weeks ended November 22, 2002 increased by $1,672,000 or 19.1% reflecting the increased sales volume partially offset by a 6.2 percentage point reduction in the rate as a percent of sales. The increase in gross profit dollars reflected the aforementioned sales increases in entertainment and international Aircrew Training Systems. Rate decreases were evidenced primarily in the environmental, hyperbaric and domestic simulation sales areas.

Selling and Administrative Expenses.
------------------------------------

         Selling and administrative expenses for the thirty-nine weeks ended November 22, 2002 increased $915,000 or 15.3% as compared to the corresponding prior period of fiscal 2002, primarily reflecting increased commissions, legal, accounting and banking expenses associated with the Company's ongoing refinancing efforts, and increased claims expenses.

Research and Development Expenses.
----------------------------------

         Research and development expenses, which are charged to operations as incurred, increased by $46,000 or 10.4% for the thirty-nine weeks ended November 22, 2002 as compared to the prior period in fiscal 2002, reflecting increased product development costs primarily in the Company's Turkish operation. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Interest Expense.
-----------------

         Interest expense for the thirty-nine weeks ended November 22, 2002 was down $598,000 or 61.0% as compared to the corresponding period in fiscal 2002. This reduction reflected lower interest rates on a lower average loan balance in the current period and reduced amortization of deferred finance costs as most of these balances were charged off in the third quarter of fiscal 2002.

Provision for Income Taxes.
---------------------------

         The Company's tax provision for the thirty-nine weeks ended November 22, 2002 reflected an estimated 23% rate domestically and a consolidated estimated rate of 27%. The lower effective tax rate reflects the ongoing effect of offsetting research and development tax credits. The consolidated rate for the thirty-nine weeks ended November 23, 2001 reflected an estimated rate of 30% offset by a $300,000 research tax credit.

         During the thirty-nine weeks ended November 22, 2002 the Company reached a settlement with Inland Revenue in Great Britain which resulted in an additional tax assessment of $15,000. Additionally, the U. S. Internal Revenue Service is currently performing a routine audit of the Company's fiscal 2000 tax filing. The Company currently is not able to assess whether any additional tax liability will result from the audit.


Liquidity and Capital Resources

         During the thirty-nine week period ended November 22, 2002, the Company generated $6,100,000 of cash from operating activities. This was primarily the result of cash received from the collection of the aforementioned $6,900,000 settlement agreement with the U.S. Navy. A partial offset was an increase in inventories evidencing a contract mix shift to non-POC projects, whose costs are accumulated in inventory, and a reduction in accounts payable. Net cash from operations for the thirty-nine week period reflected an increase of $9,353,000 from last year's corresponding period.

         Investing activities in the thirty-nine weeks ended November 22, 2002 consisted of net cash used of $538,000 for capital equipment and capitalized software. Total spending in these categories was down 46.0%, from $997,000 in the thirty-nine weeks ended November 21, 2001 reflecting a basic maintenance level of capital replacement.

         Financing activities consisted primarily of net repayments on the Company's revolving bank line and long-term bonds and an increase in cash required to secure international letters of credit. Since the Company's revolving bank line expires February 28, 2003 (see below), in the third quarter of fiscal 2003, the Company's bank required the Company to borrow under the Revolving Credit Agreement to cash collateralize most of the Company's international letters of credit. Accordingly, Cash Equivalents Restricted for Letters of Credit increased from $569,000 at February 22, 2002 to $5,810,000 on November 22, 2002. The Company is not permitted to use this cash to fund its operations.

Revolving Credit Agreement
--------------------------

         Assuming that it is able to obtain an extension of or replacement for its Revolving Credit Agreement, the Company believes that cash generated from operating activities and available borrowings under its Revolving Credit Agreement or any replacement facility will be sufficient to meet its future obligations. However, if the Company is unable to obtain an extension of or replacement for its Revolving Credit Agreement, then, subsequent to its expiration on February 28, 2003, the Company will rely on cash collections from its operations to fund its operations. This reliance may have a material adverse effect on the Company's operations in that these collections may not provide the Company with sufficient cash to meet its future obligations.

         The Company is in discussions with new lenders regarding a financing package which will allow the Company to refinance all of its existing bank debt on a long term basis. While the Company believes that this refinancing will be completed by April 30, 2003, there can be no assurance that a new financing transaction will be completed by such date, if at all.

         On March 29, 2002, the Company signed an amendment to its Revolving Credit Agreement which extended the expiration date of the Revolving Credit Agreement to November 30, 2002 and increased the interest rate from (i) the bank's prime rate less a factor ranging from 0% to 0.5% based on the Company's leverage ratio or adjusted LIBOR to (ii) the bank's prime rate plus 1% for adjusted base rate loans or adjusted LIBOR plus 3.5% for adjusted LIBOR rate loans. The amendment also increased the required minimum Funds Flow Ratio through the expiration date of the Revolving Credit Agreement.

         On November 8, 2002, the Company signed an additional amendment to its Revolving Credit Agreement which further extended the expiration date of the Agreement to February 28, 2003 and increased the interest rate to the bank's prime rate plus 1.5% for adjusted base rate loans or adjusted LIBOR plus 4.0% for adjusted LIBOR rate loans. The Amendment also further increased the required minimum Funds Flow Ratio through the expiration date of the Revolving Credit Agreement. Substantially all of the Company's short-term financing is provided by this bank. As of January 8, 2003, the Company had approximately $5.2 million available for borrowing under its Revolving Credit Agreement.

         At November 22, 2002, the Company was in violation of one of its Revolving Credit Agreement loan covenants, specifically the requirement to maintain a specified minimum Funds Flow Ratio. This ratio had been increased in the amendment signed November 8, 2002. The violation resulted from the impact on the Company's operations of three items associated with its refinancing efforts and the February 28, 2003 expiration date of the Company's Revolving Credit Agreement. Specifically, (i) legal and accounting costs associated with the refinancing of the Revolving Credit Agreement were charged to the income statement in the current quarter, reducing net income, (ii) cash borrowings under the Revolving Credit Agreement were increased by $4.9 million in the quarter to cash collaterialize the Company's international letters of credit, and (iii) all of the cash borrowings under the Revolving Credit Agreement and the balance of bonds outstanding had to be reclassified as short-term debt.

As of the date of this Quarterly Report on Form 10-Q, the Company has not received a waiver for this violation. Under the terms of the Revolving Credit Agreement, violation of the covenant is an event of default which allows the bank certain remedies including the right to refuse to make any further advances or loans, declare the unpaid principal balance and all other obligations immediately due and payable, offset any of the Company's cash balances against any open obligations, and exercise other legal remedies to protect and enforce its rights. As of the date of this Quarterly Report on Form 10-Q, the bank has not notified the Company that it intends to pursue any of these remedies. However, there can be no assurance that the bank will not elect to pursue any of these remedies at some time in the future. If the bank elects to exercise any of these remedies, then such event may have a material adverse effect on the Company's liquidity and the ability to conduct its future operations.

Contract Claims
---------------

         Historically, the Company has had good experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. On May 9, 2002, the Company reached a final settlement agreement totaling approximately $6,900,000 with the U.S. Navy for all outstanding amounts. The Company received this settlement payment on July 2, 2002. The carrying value of this claim at the time of settlement was $5,500,000. As of November 22, 2002, claims recorded against the U.S. government totaled $1,014,000 and claims recorded against an international customer totaled $9,582,000.

         The Company is arbitrating disputes which have arisen under a contract with one of its international customers in the United Kingdom but is unable to assess the ultimate impact of the termination on current operations and financial condition. The U.K. Ministry of Defense has submitted its points of claim and the Company has responded with its points of defense and counterclaim. A limited hearing is scheduled in Great Britain for late January 2003 to review certain threshold contractual interpretation issues related to performance and safety. A full hearing on all issues is tentatively scheduled for October and November 2003.

         Based on witness statements, expert reports and other facts, the Company believes that it has a reasonable basis to refute the safety concerns of the U.K. Ministry of Defense. The Company has installed seven centrifuges in the last 15 years throughout the world and none of these centrifuges have caused any accidents or injuries. To the extent the Company is unsuccessful in further recovery of contract costs, such an event could have a material adverse effect on the Company's liquidity and results of operations. The Company does not plan to reduce the carrying value of the claim until all unresolved matters have been properly adjudicated in the arbitration proceedings.

         The Company has an open receivable balance of $700,000 due from the RTAF. This amount represents the total net exposure to the Company on this contract. As of the date of this Quarterly Report on Form 10-Q, the Company has authorized its Thai attorneys to commence and prosecute arbitration proceedings, and it is anticipated that this will occur in the near future. However, since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company has enjoyed a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for trainers that are the subject of the dispute, and it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future sales to the RTAF. At this point the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment under this contract.

Backlog
-------

         The Company's sales backlog at November 22, 2002, and February 22, 2002, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $22,121,000 and $28,148,000 respectively. In addition, the Company's training, maintenance and upgrade contracts backlog at November 22, 2002, and February 22, 2002, for work to be performed and revenue to be recognized after that date under written agreements was approximately $3,728,000 and $1,485,000 respectively.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 4. Controls and Procedures.

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the Company's internal controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.  Defaults Upon Senior Securities

         As of November 22, 2002, the Company was in default of its Revolving Credit Agreement with its bank. This default occurred due to the breach of a covenant to maintain a specified Funds Flow Ratio. As of the date of this Quarterly Report on Form 10-Q, the Company remains in default of this covenant. Pursuant to the terms of the Revolving Credit Agreement, upon an Event of Default, the bank may, in its discretion, elect to pursue various remedies including:

         o  refusing to make any further advances or loans to the Company;
         o declaring the unpaid balance and all other obligations of the Company under the Revolving Credit Agreement immediately due and payable;
         o offsetting any of the Company's cash balances deposited at the bank against any open obligations; and
         o exercising any other legal remedies to protect and enforce its rights.

As of the date of this Quarterly Report on Form 10-Q, the bank has not notified the Company that it intends to pursue any of these remedies. However, there can be no assurance that the bank will not elect to pursue any of these remedies at some time in the future. If the bank elects to exercise any of these remedies, then such event may have a material adverse effect on the Company's liquidity and the ability to conduct its future operations.

Item 4.  Submission of Matters to Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on September 5, 2002 the following proposal was adopted by the vote specified below. No other matters were submitted to a vote of security holders at the Annual Meeting.

         Proposal one: To elect five directors to serve until successors have been elected and qualified.

                                                        Abstentions and
     Nominee                 For           Withheld     Broker Non-votes
     -------              ---------      -----------   ---------------
     Howard W. Kelley     6,313,883         626,105                0
     David Lazar          6,313,883         626,105                0
     Richard McAdams      6,833,263         106,725                0
     William F. Mitchell  6,833,263         106,725                0
     Pete L. Stephens     6,900,458          39,530                0


In December 2002, Mr. Lazar resigned from his position as a director of the Company for personal reasons.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

Number   Item
------   ----

3.1      Registrant's Articles of Incorporation, as amended, were filed as
         Exhibit 3.1 to Registrant's Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.


3.2 Registrant's By-Laws, as amended, were filed as Exhibit 3 (ii) to Registrant's Form 10-K for the year ended February 25, 1994, and re incorporated herein by reference.


10.1     Amendment to Revolving Credit Agreement dated as of November 8, 2002.


99.1 Certification dated January 13, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.


99.2 Certification dated January 13, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

        (b) Reports on Form 8-K

        The Company did not file a current Report on Form 8-K during the fiscal quarter ended November 22, 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ENVIRONMENTAL TECTONICS CORPORATION
                               (Registrant)

Date: January 13, 2003        By:/s/ William F. Mitchell
                                 -------------------------------------
                                     William F. Mitchell
                                     President and Chief Executive
                                     Officer
                                     (Principal Executive Officer)


Date: January 13, 2003        By:/s/ Duane Deaner
                                 -------------------------------------
                                     Duane Deaner,
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                                                   CERTIFICATION

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 13, 2003

                                  By:/s/ William F. Mitchell
                                     ------------------------------------------
                                         William F. Mitchell
                                         President and Chief Executive Officer

                                  CERTIFICATION


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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 13, 2003

                                         By:/s/ Duane D. Deaner
                                            --------------------------------
                                                Duane D. Deaner
                                                Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------

10.1     Eighth Amendment to Revolving Credit Agreement dated as of June 5,
         2002.

99.1 Certification dated January 13, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

99.2 Certification dated January 13, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.