Form 10-K
period 2003-04-30
ENVIRONMENTAL TECTONICS CORP
filed 2003-05-29
CIK 33113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              [x] Annual report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   for the fiscal year ended February 28, 2003

                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
          For the transition period from ____________ to ____________.
                         Commission File Number 1-10655

                       ENVIRONMENTAL TECTONICS CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           Pennsylvania                                 23-1714256
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                           County Line Industrial Park
                         Southampton, Pennsylvania 18966
            --------------------------------------------------------
               (Address of principal executive offices, Zip Code)

         Registrant's telephone number, including area code (215) 355-9100 Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
-------------------------------------- -----------------------------------------
Common Stock, par value $.05 per share        American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]         No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           Yes  [ ]         No  [X]

         As of August 23, 2002, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $29,201,000 based upon the closing sale price of the registrant's common stock on the American Stock Exchange of $6.15 on such date. See footnote (1) below.

         As of May 23, 2003, there were 7,157,239 shares of the registrant's common stock issued and outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's 2003 Annual Report to Stockholders are incorporated by reference in Part II, Items 5, 6, 7, and 8.

             Index to Exhibits appears after page 21 of this Report

--------------------------------------------------------------------------------
(1) The information provided is not an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is solely for recordkeeping purposes of the Securities and Exchange Commission.

                                              ENVIRONMENTAL TECTONICS CORPORATION
                                                  ANNUAL REPORT ON FORM 10-K
                                                   FOR THE FISCAL YEAR ENDED
                                                       FEBRUARY 28, 2003

                                                       TABLE OF CONTENTS
PART I
   ITEM 1   -   BUSINESS...........................................................................................     1
   ITEM 2   -   PROPERTIES.........................................................................................    10
   ITEM 3   -   LEGAL PROCEEDINGS..................................................................................    11
   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................    11

PART II
   ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...............................    11
   ITEM 6   -   SELECTED CONSOLIDATED FINANCIAL DATA...............................................................    11
   ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............
                                                                                                                       11
   ITEM 7A  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................    11
   ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................    11
   ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............
                                                                                                                       11
PART III
   ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................    12
   ITEM 11  -   EXECUTIVE COMPENSATION.............................................................................    14
   ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....    14

   ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................    16
   ITEM 14  -   CONTROLS AND PROCEDURES............................................................................    16

PART IV
   ITEM 16  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................    16

   SIGNATURES        ..............................................................................................    19
   CERTIFICATIONS          ........................................................................................    20


                                                              (i)

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our subsidiaries that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

         These forward-looking statements include statements with respect to our vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency fluctuations, capital structure and other financial items, (ii) statements of our plans and objectives including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about our business, and (v) statements preceded by, followed by or that include the words, "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties in whole or in part, are beyond our control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K, including the section entitled "Risks Particular to Our Business." Shareholders are urged to review these risks carefully prior to making an investment in our common stock.

         We do not undertake to update any forward-looking statement, whether written or oral, that we may make from time to time or that may be made on our behalf from time to time.

                                     PART I

Item 1.  Business

         We were incorporated in 1969 in Pennsylvania and are principally engaged in the design, manufacture and sale of software driven products used to create and monitor the physiological effects of motion on humans and equipment and to control, modify, simulate and measure environmental conditions. These products include aircrew training systems, entertainment products, sterilizers, environmental and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies.

Segments

         We operate in two primary business segments, Aircrew Training Systems ("ATS") and the Industrial Group.

         Aircrew Training Systems. This segment includes three primary product groups: aircrew training devices, entertainment products and disaster management simulation.

                  Aircrew Training Devices. Our aircrew training devices are used for medical research, advanced tactical and physiological flight training, and for the indoctrination and testing of military and commercial pilots. The major devices which we sell in this business segment are military and commercial flight simulators, night vision trainers, water survival training equipment, disorientation training equipment, human centrifuges, ejection seat trainers and vehicle and tank simulators. We provide operational and maintenance services for installed equipment that we manufacture as well as for equipment produced by others.

                  Entertainment Products. Our entertainment products consist of motion-based simulation rides and other products.

                  Disaster Management Simulation. Our Disaster Management Simulation line includes real-time interactive training programs that provide instruction on various disaster situations.

The Aircrew Training System segment generated 73%, 70% and 73% of our consolidated revenues for the fiscal years ended February 28, 2003, February 22, 2002 and February 23, 2001, respectively.

         Industrial Group. This segment includes three primary product lines: sterilizers, environmental systems and other products, and hyperbarics.

                  Sterilizers. We manufacture steam and gas sterilizers for various industrial and pharmaceutical applications. We concentrate on marketing larger custom-designed sterilizers to the pharmaceutical and medical device industries.

                  Environmental Systems and Other Products. Our environmental systems business consists of the design and fabrication of sampling and analysis systems, and test equipment and systems. The simulation systems generally consist of an enclosed chamber with instrumentation and equipment which enable the customer to control and modify environmental factors such as temperature, pressure, humidity, wind velocity and gas content to produce desired conditions. These products include controlled air systems for automotive companies and environmental chambers for HVAC and other applications.

                  Hyperbarics. Our hyperbarics product line includes monoplace (single person) and multiplace (multiple persons) chambers for high altitude training, decompression and wound care applications.

Sales of Industrial Group products generated 27%, 30% and 27% of our consolidated revenues for the years ended February 28, 2003, February 22, 2002 and February 23, 2001, respectively.

We also provide control upgrades, maintenance and repair services and spare parts for equipment which we manufacture and for equipment made by other manufacturers.

For a more complete description of financial information regarding our business segments, see "Note 9. Business Segment Information" to our consolidated financial statements in the Annual Report to Stockholders attached hereto as
Exhibit 13 and incorporated herein by reference.

Marketing

We currently market our products and services primarily through our sales offices and employees. At February 28, 2003, approximately 21 employees were committed to sales and marketing functions. We use branch offices in the United Kingdom, the Middle East, and Asia as well as the services of approximately 100 independent sales organizations in seeking foreign orders for our products.

Product Development

We are continually developing new products and improvements in existing products in response to inquiries from customers and in response to our determination that particular products should be produced or significantly improved. Although we do not have a separate research and development group, we have several technical personnel whose main activity is the development and integration of new technologies into our existing products. These personnel include the Vice-President Engineering Manager and the Vice-President of Development whose additional activity is the introduction of product extensions and new applications of existing technology.

Within the Aircrew Training Systems segment, product development emphasizes enhancing control systems and software graphics and exploring commercial possibilities. Our product development efforts focus on two areas:

      - Disaster Management Simulation. We are in production of a major contract from the City of Chicago to develop, install and maintain a computer-based Incident Command Simulator. Additionally, we are completing orders from respected fire schools throughout the world for simulation products. We will continue to explore product applications and extensions to our intelligent virtual reality products.

      -  G-force and Disorientation Trainers.

         - We recently introduced the Authentic Tactical Flight Simulator Model 400 (ATFS 400), which we believe is the world's first ground-based simulator capable of creating an authentic simulated tactical maneuvering environment. Utilizing proprietary centrifuge and simulation technology, high-fidelity models of the airplane's dynamic performance, the threats experienced by an aircraft in combat and other battle space factors are integrated into the motion controls to create a fully authentic flight environment for any specific combat aircraft.

         - Testing has continued on our high-end rapid onset Sustained G Centrifuge, the G-FET II TFS.

         -    We continue to develop our GAT-II(R) General Aviation Trainers.

         - We plan to incorporate additional advanced tactical flight simulation (TFS) applications into additional products in the ATS line.

         Our wholly owned subsidiary, Entertainment Technology Corporation, develops and manages all of our future entertainment projects. Product development in this class will emphasize entertainment applications of our proven ATS simulation technology.

         We reported research and development expenses of $636,000, $600,000 and $903,000 for the fiscal years ended February 28, 2003, February 22, 2002 and February 23, 2001, respectively. However, most of the cost of our research efforts, which were and continue to be a significant cost of our business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Subsidiaries

We presently have three operating subsidiaries. Entertainment Technology Corporation, our wholly-owned subsidiary, is a Pennsylvania corporation that focuses on the development, manufacturing and distribution of our entertainment products. ETC-PZL Aerospace Industries, our 95%-owned subsidiary, is a Polish corporation that manufactures simulators. ETC-Europe, our 99%-owned subsidiary, is a United Kingdom corporation that focuses on generating international sales. We also have a wholly-owned subsidiary, ETC International Corporation, a Barbados corporation that serves as a foreign sales corporation for federal income tax purposes. ETC-Delaware, our wholly-owned subsidiary, is a Delaware corporation that serves as a holding company.

Supplies

The components being used in the assembly of systems and the parts used to manufacture our products are purchased from equipment manufacturers, electronics supply firms and others. To date, we have had no difficulty in obtaining supplies. Further, all raw materials, parts, components and other supplies which we use to manufacture our products can be obtained at competitive prices from alternate sources should existing sources of supply become unavailable.

Patents and Trademarks

         We presently hold the following patents which we deem significant to our operations:

        Patent Number                                 Title                           Expiration Date
        -------------        ---------------------------------------------------      ---------------
        4,710,120            "Spatial Disorientation Trainer - Flight Simulator"           12/1/04
        4,818,001            "Chamber Door Lock"                                            4/4/06
        5,051,094            "G-Force Trainer"                                             9/24/08

We also hold a trademark on our logo, ETC(R), as well as on the following products:

        BARA-MED(R):                 Medical hyperbaric chamber
        CAS(R):                      Conditioned Air Supply
        DATAPRINT(R):                Digital printer for sterilizers
        GAT-II(R):                   General Aviation Trainer
        G-LAB(R):                    Human Centrifuge
        GYROLAB(R):                  Spatal disorientation device
        GYRO-1(R):                   Multi-purpose Basic Instrument Flight
                                     Trainer
        PRO-GENESIS(R):              Control unit/column for sterilizers
        THE RIDE WORKS(R):           Facility for manufacturer of amusement and
                                     entertainment rides to the order and
                                     specification of others.

Customers

In the current year and throughout most of our history, we have made a substantial portion of sales to a small number of customers that vary within any given year. We do not depend upon repeat orders from these same customers. We sell our aircrew training systems principally to U.S. and foreign governmental agencies. We sell sterilizers and environmental systems to commercial and governmental entities worldwide.

In fiscal 2003, our major customers included the Walt Disney Company and the Royal Malaysian Air Force, generating revenues of $17,268,000 and $7,203,000, or 40.0% and 16.7%, respectively, of total net sales. These companies do not have any relationship with us other than as customers. We expect to continue to conduct business with each of these companies in fiscal 2004, although we expect work with the Walt Disney Company to be significantly reduced.

Foreign and Domestic Operations and Export Sales

During the fiscal years ended February 28, 2003, February 22, 2002 and February 23, 2001, approximately $4,626,000 (11%), $1,194,000 (4%) and $2,064,000 (6%),
respectively, of our net revenues were attributable to contracts with agencies of the U.S. government or with other customers who had prime contracts with agencies of the U.S. government.

During the fiscal years ended February 28, 2003, February 22, 2002 and February 23, 2001, $14,805,000 (34%), $10,110,000 (31%) and $16,404,000 (51%),
respectively, of our net revenues were attributable to export sales. Our customers' obligations to us with regards to export sales are normally secured by irrevocable letters of credit based on the creditworthiness of the customer and the geographic area of the world in which they are located.

During the fiscal years ended February 28, 2003, February 22, 2002 and February 23, 2001, $23,692,000 (55%), $21,223,000 (65%), and $15,131,000 (46%),
respectively, of our net revenues were attributable to domestic sales to customers other than the U.S. government. (See "Note 9. Business Segment Information" to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference).

We do not believe that the distribution of our sales between foreign and domestic sales for any particular period is necessarily indicative of the distribution expected for any other period.

We derive a large portion of our sales from long-term contracts requiring more than one year to complete. We account for sales under long-term contracts on the percentage of completion basis. See "Note 1. Summary of Significant Accounting Policies" to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Our U.S. government contracts contain standard terms permitting termination for the convenience of the U.S. government. In the event of termination of a government contract, we are entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit), recording the amounts anticipated to be recovered from termination claims in income as soon as those amounts can be reasonably determined rather than at the time of final settlement. All costs applicable to a termination claim are charged as an offsetting expense concurrently with the recognition of income from the claim.

Backlog

Our sales backlog at February 28, 2003 and February 22, 2002, for work to be performed and revenue to be recognized under written agreements after such dates, was $21,454,000 and $28,148,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at February 28, 2003 and February 22, 2002, for work to be performed and revenue to be recognized after such dates under written agreements, was $3,931,000 and $1,485,000, respectively. Of the February 28, 2003 backlog, we have contracts for approximately $16,428,000 for aircrew training systems and maintenance support, including $7,007,000 for the Royal Malaysian Air Force. Approximately 91% of the February 28, 2003 backlog is expected to be completed prior to February 27, 2004.

Competition

Our business strategy in recent years has been to seek niche markets in which there are not numerous competitors. However, in some areas of our business we compete with well-established firms, some of which have substantially greater financial and personnel resources than we have.

Some competing firms have technical expertise and production capabilities in one or more of the areas involved in the design and production of physiological flight training equipment, environmental systems, and other specially designed products, and compete with us for this business. The competition for any particular project generally is determined by the technological requirements of the project, with consideration also being given to a bidder's reliability, product performance, past performance and price.

We face competition in the sale of the larger custom-designed industrial sterilizers both from other manufacturers and from our customers' in-house production capabilities.

We believe that we are a significant participant in the markets in which we compete, especially in the market for aircrew training systems where we believe that we are a principal provider of this type of equipment and training in our market area.

Compliance with Environmental Laws

We have not incurred during fiscal 2003, nor do we anticipate incurring during fiscal 2004, any material capital expenditures to maintain compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position.

Employees

On February 28, 2003, we had 261 full-time employees, of which six were employed in executive positions, 92 were engineers, engineering designers, or draftspeople, 57 were administrative (sales, accounting, etc.) and clerical personnel, and 106 were engaged principally in production and operations.

                          RISKS RELATED TO OUR BUSINESS

Our sources of revenues are not consistent; in any given fiscal year a substantial portion of our revenues is derived from a small number of customers that may not be recurring customers in future years.

         In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of customers. For example, in fiscal 2003 we generated approximately 56.7% of our revenues from sales to two customers, the Walt Disney Company and the Royal Malaysian Air Force. In fiscal 2002, we generated approximately 59% of our revenues from sales to two customers, the Walt Disney Company and the Royal Thai Air Force. In fiscal 2001, we generated approximately 43% of our revenues from sales to two customers, the Walt Disney Company and the United Kingdom Ministry of Defense. We expect the amount of work we do for the Walt Disney Company to decrease in fiscal 2004. We cannot be certain that our most significant customers will continue to order our products and services at the same level at which they have ordered them in the past. Due to the expensive nature and highly specialized market for our products and services, if any of these customers stops purchasing our products and services and we are unable to identify new customers in a timely manner, then our business will be adversely affected.

Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations.

         We have a significant amount of indebtedness and may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. At May 29, 2003, our total indebtedness was approximately $15.5 million and our total stockholders' equity was approximately $25.9 million.

         Our ability to make debt payments depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control. Based upon our current level of operations and anticipated growth, management believes that available cash flow, together with available credit, will be adequate to meet our financial needs. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our debts or to make necessary capital expenditures, or that any refinancing of debt would be available on commercially reasonable terms or at all.

         Our substantial indebtedness could have important consequences including:

         o our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be impaired or unavailable;

         o a portion of cash flow will be used to pay interest expense, which will reduce the funds that would otherwise be available for operations and future business opportunities;

         o a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements and force us to modify our operations;

         o making us more highly leveraged than our competitors, which may place us at a competitive disadvantage;

         o making us more vulnerable to a downturn in our business or in the economy generally; and

         o some of our existing debt contains financial and restrictive covenants that limit our ability to borrow additional funds, acquire and dispose of assets, and pay cash dividends.

         A portion of our outstanding indebtedness bears interest at variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities and will worsen the consequences of our leveraged capital structure.

Covenants and restrictions in our credit facility limit our ability to take certain actions.

         Our credit facility contains significant financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants include, among others, restrictions on our ability to:

         o declare or pay dividends or any other distributions to our securities holders;

         o    redeem or repurchase capital stock;

         o    incur certain additional debt;

         o    grant liens on our assets;

         o    make certain payments and investments;

         o    sell or otherwise dispose of assets; and

         o    acquire or be acquired by other entities.

         We must also meet certain financial ratios and tests under our credit facility. If we do not comply with the obligations contained in the credit facility, it could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. While we are currently in compliance with our financial covenants, negative operating results would impact our future compliance with these covenants and could adversely affect our business.

Our operations involve rapidly evolving products and technological change.

         The rapid change of technology is a key feature of all of the industries in which our businesses operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through both customer-funded and internally funded research and development. We cannot guarantee that we will continue to maintain comparable levels of research and development. This practice will continue to be required in the future. Even so, we cannot assure you that we will successfully identify new opportunities and continue to have the financial resources required to develop new products profitably. At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

Delays in the delivery of our products may prevent us from invoicing our costs and estimated earnings on uncompleted contracts.

         In accordance with generally accepted accounting principles for long-term contracts, we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At February 28, 2003, $5.4 million of our costs and estimated earnings that exceeded our billings on uncompleted contracts related to four contracts with four different customers. We are not able to bill these amounts unless we meet certain contractual milestones related to the production, delivery and integration of our products. Thus, there will be a lag normally ranging from 24 to 36 months between performance and associated costs for these types of projects and billing and collection of payments. Our failure to meet these milestones by delivering and integrating our products in a timely manner may impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.

In the event we suffer production delays, we may be required to pay certain customers substantial liquidated damages and other penalties.

         The variety and complexity of our high technology product lines require us to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated equipment in performing highly technical calculations. The processes of planning and managing production, inventory levels and delivery schedules are also highly complex and specialized. Many of our products must be custom designed and manufactured, which is not only complicated and expensive, but can also require long periods of time to accomplish. Slight errors in design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, including liquidated damages that are included in some of our customer contracts. While our actual losses have been minimal, we may incur substantial liquidated damages in the future in connection with product delays.

If the commercial simulation business conducted by our Aircrew Training Systems Segment declines, our sales will decrease.

         We have no assurance that our commercial simulation business will continue to succeed. Although our commercial simulation business was minimal in fiscal 2003, this segment historically contributes to our gross revenues in each fiscal year. This business is subject to many risks including:

         o    the uncertainty of economic conditions;

         o    increased competition;

         o    changes in technology; and

         o the need for timely performance by subcontractors located throughout the world on contracts for which we are the prime contractor.

If we do not adequately address these risks, then our commercial simulation business may decline, adversely affecting our business.

Our fixed-price and cost-reimbursable contracts may commit us to unfavorable terms.

         We provide our products and services primarily through fixed-price or cost-reimbursable contracts. Fixed-price contracts provided approximately 60% of our sales for the fiscal year ended February 28, 2003. Under a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Therefore, unless there are customer-requested changes in scope or other changes in specifications which are reimbursable, we fully absorb cost overruns on fixed-price contracts and this reduces our profit margin on the contract. These cost overruns may result in us recognizing a loss on the contract. A further risk associated with fixed-price contracts is the difficulty of estimating sales and costs that are related to performance in accordance with contract specifications. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause a loss.

         Cost-reimbursable contracts provided approximately 40% of our sales for the fiscal year ended February 28, 2003. On a cost-reimbursable contract, we are paid up to predetermined funding levels determined by our customers our allowable incurred costs and generally a fee representing a profit on those costs, which can be fixed or variable depending on the contract's pricing arrangement. Therefore, on a cost-reimbursable contract we do not bear the risks of unexpected cost overruns. U.S. government regulations require that we notify our customer of any cost overruns or underruns on a cost-reimbursable contract on a timely basis. If we incur costs in excess of the funding limitation specified in a cost-reimbursable contract, we may not be able to recover those cost overruns.

         We record sales and profits on a significant portion of our contracts using percentage-of-completion methods of accounting. As a result, revisions made to our estimates of sales and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although we believe that adequate provisions for losses for our fixed-prices contracts are recorded in our financial statements as required under generally accepted accounting principles, we cannot assure you that our contract loss provisions, which are based on estimates, will be adequate to cover all actual future losses.

Our contracts and subcontracts that are funded by the U.S. government or foreign governments are subject to government regulations and audits and other requirements.

         Government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition or results of operations or increase the costs of competing for or performing government contracts. If we violate any of these regulations, then we may be subject to termination of these contracts, imposition of fines or exclusion from government contracting and government-approved subcontracting for some specific time period. In addition, our contract costs and revenues are subject to adjustment as a result of audits by government auditors. We reflect any adjustments required by government auditors in our financial statements. Although we have thus far not been required to make any material audit adjustments, adjustments may be required in the future. In connection with our government contracts, we have been required to obtain bonds, letters of credit or similar credit enhancements. We cannot assure that we will be successful in obtaining these types of credit enhancements or that the credit enhancements available will be affordable in the future.

Our contracts that are funded by the U.S. government or foreign governments are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

         Government contracts generally are awarded to us through a formal competitive process in which we may have many competitors. Upon expiration, government contracts may be subject, once again, to the competitive process. We cannot assure that we will be successful in winning contract awards or renewals in the future. Our failure to renew or replace government contracts when they expire could have a material adverse effect on our business, financial condition or results of operations. Our contracts with domestic or foreign government agencies are subject to competition and are awarded on the basis of technical merit, personnel qualifications, experience and price. Our business, financial condition and results of operations could be materially adversely affected to the extent that government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, new government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, the award of a contract to a competitor, or the reopening of the competitive bidding process. We consider bid protests to be a customary element in the process of procuring government contracts. Other characteristics of the government contract market that may affect our operating results include the complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the speed with which product lines become obsolete due to technological advances and other factors characteristic of the market. Our earnings may vary materially on some contracts depending upon the types of government long-term contracts undertaken, the costs incurred in their performance, and the achievement of other performance objectives.

Our commercial contracts are subject to competition and strict performance and other requirements.

         Although a significant portion of our revenues are generated from the sale of our services and products in commercial markets, we cannot assure that we will continue to compete successfully in these markets. Many of our commercial contracts contain fixed pricing. This subjects us to substantial risks relating to unexpected cost increases and other factors outside of our control. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts. In addition, a significant portion of our revenues on fixed-price contracts are recognized on a percentage-of-completion basis. This means that we calculate a ratio of costs incurred to costs expected to be incurred for each fixed-price job and then multiply that same ratio by the fixed-price contract value to determine total revenue to be recognized to date for each fixed-price job. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. To the extent that these adjustments result in a loss, reduction or elimination of previously reported profits, we would recognize a charge against current earnings, which could be material and have a negative effect on our business, financial condition or results of operations.

         In connection with certain commercial contracts, we have been required to obtain bonds, letters of credit, or similar credit enhancements. We cannot assure that we will be successful in obtaining these types of credit enhancements or that the credit enhancements available will be affordable in the future.

         Under the terms of our commercial contracts, we typically must agree to meet strict performance obligations and project milestones, which we may not be able to satisfy. Our failure to meet these performance obligations and milestones permits the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties from us which could have a negative effect on our business, financial condition or results of operations.

There are certain risks inherent in our international business activities, which constitute a significant portion of our business.

         Our international business activities expose us to a variety of risks. Our international business accounted for approximately 34.7% of our sales in fiscal 2003 and 31.0% of our sales in fiscal 2002. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future. Our international business experiences many of the same risks our domestic business encounters as well as additional risks such as:

         o    a general decline in the strength of the global economy;

         o    the effect of foreign military or political conflicts and turmoil;

         o    U.S. foreign policy decisions;

         o changes in foreign governmental trade, monetary and fiscal policies and laws;

         o    export controls;

         o    exchange rate fluctuations; and

         o    political and economic instability.

         The majority of our contracts are denominated in U.S. Dollars. Despite our exposure to currency fluctuations, we are not engaged in any material hedging activities to offset the risk of exchange rate fluctuations.

         Our international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely differing legal systems, customs and standards in foreign countries. In addition, our international sales often include sales to various foreign government armed forces, with many of the same inherent risks associated with U.S. government sales discussed in this Annual Report on Form 10-K.

Legislative actions, higher director and officer insurance costs and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial condition and results of operations.

         In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as changes to the American Stock Exchange listing standards and rules adopted by the Securities and Exchange Commission, we may be required to strengthen our internal controls, hire additional personnel and retain additional outside legal, accounting and advisory services, all of which may cause our general and administrative costs to increase. Although we have not experienced any claims, insurers have increased and are likely to continue to increase premiums as a result of the high claims rates they have incurred with other companies over the past year, and so our premiums for our directors' and officers' insurance policies are likely to increase. Changes in the accounting rules and auditing standards, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we incur and report under generally accepted accounting principles and adversely affect our operating results.

Our estimated sales backlog is not necessarily indicative of revenues that we will actually realize in fiscal year 2004 or at all.

         We may not actually generate revenues in fiscal 2004 for all items included in our estimated backlog at the end of our 2003 fiscal year. At February 28, 2003, our sales backlog was $25.4 million. While we estimate that approximately 91% of this backlog is expected to be completed prior to the end of our 2004 fiscal year, we are not certain that these projects will be completed so that we can record these revenues by such date, or at all. Our backlog includes the total value of all contracts less the revenue earned on those contracts through the measurement date. Many of our government contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our backlog. Certain of our large contracts provide that we will not receive payment until the services under those contracts are requested and performed. We cannot assure that cancellations or adjustments in the terms of these contracts might not occur.

Our operations could be hurt by terrorist attacks, war, disease and other activities or occurrences that make air travel difficult or reduce the willingness of our commercial airline customers to purchase our simulation products.

         The demand for our various commercial simulation products and services is heavily dependent upon new orders from our commercial airline customers. In the event terrorist attacks, war or other activities or occurrences make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline.

         In addition, the occurrence of Severe Acute Respiratory Syndrome ("SARS") has had an adverse effect on travel to countries such as China, Singapore and Thailand and has negatively impacted commerce and economic activity in these countries. We have experienced delays in the performance of our contracts in these countries as our employees and other contractors are unwilling to travel to these countries while the threat of contracting SARS is present. Accordingly, if the SARS epidemic persists, then our business may be adversely affected.

         There is limited trading activity in our common stock which could make it more difficult for our investors to sell their shares of our common stock.

         Our common stock trades on the American Stock Exchange, but our average daily trading volume during fiscal 2003 was less than 5,000 shares. This limited trading activity may make it more difficult for investors to sell larger blocks of our common stock at prevailing prices as there are generally a small number of participants in the market for our common stock and such sales may lower the market price of our common stock.

The market price of our common stock may be volatile.

         The market price of securities of thinly traded public companies has historically faced significant volatility. Although our common stock is traded on the American Stock Exchange, it does not experience a significant average daily trading volume. Accordingly, if one stockholder elects to either purchase or sell a block of our common stock, it may have an effect on the price of our common stock. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:

         o    actual or anticipated operating results;

         o    changes in estimates by analysts;

         o    market conditions in the industry;

         o changes in our earning and revenues or quarterly operating results;

         o    announcements by competitors;

         o    regulatory actions; and

         o    general economic conditions.

Any of these events would likely affect the market price of our common stock.

Our quarterly operating results may vary significantly from quarter to quarter.

         Our revenues and earnings may fluctuate from quarter to quarter based on factors that include the following:

         o    the number, size and scope of our projects;

         o equipment purchases and other expenditures required for our business;

         o    the number of bid and proposal efforts undertaken;

         o    delays in sales or production;

         o    the level of employee productivity;

         o    the adequacy of our provisions for losses;

         o the accuracy of our estimate of resources required to complete ongoing projects; and

         o    general economic conditions.

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. Due to all of the foregoing factors, our results of operations may fall below the expectations of securities analysts and investors in a particular period. In this event, the price of our common stock may decline.

Our officers and directors own a significant amount of our common stock which permits them to exert significant influence over the direction of our business and affairs.

         As of May 15, 2003, our directors and executive officers own an aggregate of approximately 32% of our common stock. Accordingly, these persons, if they act together, will be able to exert significant influence over the direction of our business and affairs.

Item 2.  Properties

We own our executive offices and principal production facilities located on a five acre site in the County Line Industrial Park, Southampton, Pennsylvania in an approximately 100,000 square foot steel and masonry building. Approximately 85,000 square feet of the building is devoted to manufacturing and 15,000 square feet of this building is devoted to office space. The original building was erected in 1969 and additions were most recently made in 2001. We have pledged this property as collateral to secure the performance of our obligations under our revolving credit facility with PNC Bank, National Association and our subordinated debt financing with H.F. Lenfest. Additionally, we rent office space at various sales and support locations throughout the world and at ETC-PZL Aerospace Industries, our Polish subsidiary.

We consider our machinery and plant to be in satisfactory operating condition. Increases in the level of operations beyond what we expect in the current fiscal year might require us to obtain additional facilities and equipment.

Item 3.  Legal Proceedings

In April 2003, Boenning & Scattergood, Inc. ("B&S") filed suit against us in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services which we entered into with a predecessor of B&S (the "B&S Agreement"). We have not yet responded to the complaint but believe that we have valid defenses to each of the claims of B&S and intend to vigorously defend ourselves against these claims. At this time, however, we are unable to predict the outcome of this matter.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. In the opinion of management, all such matters are reserved for or are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts as would not have a material adverse effect on our financial position if resolved unfavorably.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were presented to our stockholders during the fourth quarter of fiscal 2003.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         See information appearing under the heading "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 6.  Selected Consolidated Financial Data

         See information appearing under the heading "Financial Review" in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         See the information appearing under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information, as of May 15, 2003, with respect to our directors and executive officers:

                                                          Served as Director
Name                                          Age         or Officer Since(1)    Positions and Offices
----                                          ---         -------------------    ---------------------
William F. Mitchell (2)                        61                1969            Chairman of the Board, President and
                                                                                 Director

Richard E. McAdams (3)                         67                1985            Executive Vice President and Director

Pete L. Stephens, M.D. (4)                     65                1974            Director

Howard W. Kelley (5)                           61                2002            Director

George K. Anderson, M.D. (6)                   57                2003            Director

H.F. Lenfest (7)                               73                2003            Director

Duane D. Deaner (8)                            55                1996            Chief Financial Officer

(1)      Directors are elected for one-year terms.

(2) Mr. Mitchell has been our Chairman of the Board, President and Chief Executive Officer since 1969, except for the period from January 24, 1986 through January 24, 1987, when he was engaged principally in soliciting sales for our products in the overseas markets. Mr. Mitchell received a Bachelor of Science degree in physics from Drexel University and has completed graduate work in mechanical and electrical engineering. He is a member of the ASME and Drexel University engineering advisory boards. Additionally, he is a member of the Society of Automotive/Aerospace Engineering, the International Society of Pharmaceutical Engineering, the Undersea and Hyperbaric Medical Society, the Aerospace Medical Association, the American Society of Mechanical Engineering and the Institute of Environmental Sciences.

(3) Mr. McAdams has been an employee since 1970. He became a Vice President in 1978 with responsibility for contract administration. He joined our Board of Directors in 1985. Mr. McAdams became Executive Vice President of the Company in 1990. His educational background includes attendance at Rider College and Rutgers University B.S./Business Administration Programs, as well as Contract Administration courses at the College of William and Mary, Temple University and the American Management Association. Mr. McAdams has also served as president and director of the Greater Philadelphia Chapter of the National Contracts Management Association.

(4) Recently retired from the practice of medicine, Dr. Stephens had been a physician engaged in private practice for 30 years. Dr. Stephens graduated from Bethany College and the Medical College of Virginia. He presently serves as Chairman of the Board of Directors of Lowcountry Block and Paver, a manufacturing company located in South Carolina.

(5) Mr. Kelley is President of Sally Corporation, Jacksonville, Florida, which is one of the oldest and largest designers and fabricators of animation robotics and dark ride attractions used worldwide in theme parks, museums and entertainment attractions. He previously spent over 25 years in the broadcasting industry, including ten years in television management as a news director and later as Vice President and General Manager of Channel 12 WTLV (NBC) in Jacksonville, Florida. He is the former Chairman of the Board of Tempus Software, a medical software development firm located in Jacksonville, Florida. He has also previously served as broadcast strategic planner for a major U.S. communications company and as director of several U.S. technology firms with international business activities. In the academic arena, Mr. Kelley serves as an executive professor at the University of North Florida College of Business Administration, and is a college adjunct instructor on Internet technology and E-commerce on the internet. He is a graduate of the University of Florida and Harvard Business School PMD.

(6) Dr. Anderson is an experienced physician executive and preventive medicine leader. He began his professional career as an Air Force flight surgeon, serving overseas medical duty in Korea and Germany as well as aerospace medicine leadership positions in the United States. Following 30 years of military service, he transitioned to physician executive positions in the private sector. Subsequent to his retirement from the military, he served as Chief Executive Officer of the Koop Foundation from 1997 to 1998 and as President and Chief Executive Officer at Oceania, Inc., a medical software company, from 1999 to 2001. Dr. Anderson's positions in the Air Force include serving as Deputy Assistant Director of Defense (Health Services Operations and Readiness), Commander of the Human Systems Center, Air Force Material command, which included the Armstrong Laboratory, the School of Aerospace Medicine and the Human Systems Program Office. He retired from active duty in the grade of Major General.

(7) Mr. Lenfest practiced law with Davis Polk & Wardwell before joining Triangle Publications, Inc., in Philadelphia as Associate Counsel in 1965. In 1970, Mr. Lenfest was placed in charge of Triangle's Communications Division, serving as Editorial Director and Publisher of Seventeen Magazine and President of the CATV Operations. In 1974, Mr. Lenfest, with the support of two investors, formed Lenfest Communications, Inc., which purchased Suburban Cable TV Company and Lebanon Valley Cable TV Company from Triangle with a total of 7,600 subscribers. In January 2000, Mr. Lenfest sold his cable television operations, which by then served 1.2 million subscribers, to Comcast Corporation but still retains interests in companies principally involved in national satellite promotion of cable programming and software for marketing cable advertising and marketing promotions. Additionally, Mr. Lenfest is the owner of various other businesses in Pennsylvania and Maryland and is active in many philanthropic activities including the Chairman of the Board of the Philadelphia Museum of Art and the Lenfest Foundation.

(8) Mr. Deaner has served as our Chief Financial Officer since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995. Mr. Deaner received an MBA in Finance from Temple University and a B.A. in Mathematics from Millersville University in Pennsylvania.

Committees of the Board of Directors

During the fiscal year ended February 28, 2003, the Board of Directors held five meetings. All members of the Board of Directors attended all of the meetings of the Board of Directors held while they were members of the Board of Directors.

During the fiscal year ended February 28, 2003, we had an Audit Committee consisting of Mr. David Lazar and Mr. Stephens. Although the Audit Committee did not hold formal meetings, both members of the Audit Committee reviewed our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K with management and our external auditors. Although not formally elected the Chairman of the Audit Committee, Mr. Lazar did satisfy the financial sophistication requirements of the American Stock Exchange. In addition, Mr. Stephens satisfied the financial literacy requirements of the American Stock Exchange. Mr. Lazar resigned from the Board of Directors in December 2002.

Mr. Howard Kelley has replaced Mr. Lazar on the Audit Committee and we expect that he will be elected the Chairman of the Audit Committee and that Dr. Anderson will be appointed to the Audit Committee at a future meeting of our Board of Directors. We believe that Mr. Kelley satisfies the financial sophistication requirements of the American Stock Exchange and that Dr. Anderson satisfies the financial literacy requirements of the American Stock Exchange. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent accountants in their preparation or issuance of an audit report or the performance of other audit and review services.

Mr. Stephens also served on our Compensation Committee during the year ended February 28, 2003. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel. Since no changes were contemplated in the compensation and incentive plans of our officers and key personnel, the Compensation Committee did not hold any formal meetings. We expect that Mr. Kelley and Dr. Anderson will also be appointed to the Compensation Committee at a future meeting of our Board of Directors.

Our directors who do not serve as officers are paid $1,000 for meetings of the Board of Directors which they attend. No additional compensation is paid for attending committee meetings.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The rules of the SEC regarding the filing of Section 16(a) reports require that "late filings" of Section 16(a) reports be disclosed in our proxy statement.

Based solely on our review of the copies of such forms which we received, or written representations from reporting persons that no Section 16(a) reports were required for those persons, we believe that, during the fiscal year ended February 28, 2003, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements except for Mr. McAdams, who had one late filing, Mr. Kelley who had two late filings, Mr. Stephens who had three late filings, and Mr. Mitchell, who had three late filings, two of which reported gifts of common stock to his family members.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation we paid to our Chief Executive Officer for services rendered during fiscal years 2003, 2002 and 2001. There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning our compensation and benefit programs.

                                                       Annual Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Other Annual         All Other
Name and Principal Position      Fiscal Year          Salary ($)          Bonus ($)(1)       Compensation (2)  Compensation ($)(3)
---------------------------  --------------------  -----------------  --------------------   ----------------  ---------------------
William F. Mitchell,                 2003               225,000                     0             --                 4,493
President and Chief                  2002               225,000                10,051             --                 4,413
Executive Officer                    2001               225,000                10,969             --                 4,000

(1) These amounts represent a portion of a deferred bonus from fiscal 1999 due 75% in 1999 and 5% in each of the five following fiscal years. No bonus awards for fiscal 2001, 2002 or 2003 were paid. No deferred bonus amounts from fiscal 1999 were paid in fiscal 2003.

(2) Our executive officers receive certain perquisites. For fiscal years 2001, 2002 and 2003, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(3)      These amounts represent our contribution to ETC's Retirement Savings
         Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of May 15, 2003, the number of shares and percentage of our common stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to our knowledge, more than 5% of our outstanding common stock. The table also sets forth the holdings of all directors and executive officers as a group.

                                                               Amount and
                                                                Nature of                Percent
        Name and Address                                       Beneficial                   of
        of Beneficial Owner                                    Ownership(1)            Common Stock
        ---------------------------------------                ------------            ------------
        William F. Mitchell (2)                                 1,624,398                   22.7%
        c/o Environmental Tectonics Corporation
        County Line Industrial Park
        Southampton, PA 18966

        Pete L. Stephens, M.D. (3)                                684,600(4)                 9.6%
        31 Ribaut Drive
        Hilton Head Island, SC  29926

        Richard E. McAdams (3)                                     51,037(5)                 *
        c/o Environmental Tectonics Corporation
        County Line Industrial Park
        Southampton, PA 18966

        Howard W. Kelley (3)                                          685                    *
        c/o Sally Corporation
        745 West Forsyth Street
        Jacksonville, FL 32204

                                                               Amount and
                                                                Nature of                Percent
        Name and Address                                       Beneficial                   of
        of Beneficial Owner                                    Ownership(1)            Common Stock
        ---------------------------------------                ------------            ------------
        T. Todd Martin, III                                     1,120,520(6)                14.8%
        50 Midtown Park East
        Mobile, AL 36606

        H.F. Lenfest (3)                                        2,621,230(7)                26.8%
        c/o The Lenfest Group
        1332 Enterprise Drive
        West Chester, PA 19380

        Emerald Advisors, Inc.                                  1,440,200(8)                20.1%
        1703 Oregon Pike
        Suite 101
        Lancaster, PA 17601

        George K. Anderson, M.D. (3)                                    0                    *
        8034 Kidwell Hill Court
        Vienna, VA 22182

        All directors and executive
        officers as a group (7 persons)                         4,993,391(9)                50.8%

--------------------------------------------------------------------------------
* less than 1%
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.
(2) Chairman of the Board, President and Director of the Corporation. Includes 155,200 shares of common stock held by Mr. Mitchell's wife.
(3)      Director of the Company.
(4) Includes 292,770 shares of common stock held by or for the benefit of Dr. Stephens' wife and two of his children.
(5) Includes options to purchase 36,550 shares of common stock held under our stock option plan which are presently exercisable.
(6) Includes 537,700 shares of common stock and 437,820 shares of common stock underlying presently exercisable warrants to purchase shares of common stock owned by ETC Asset Management, LLC, a limited liability company of which T. Todd Martin, III is manager. Also includes 79,800 shares of common stock owned by Mr. Martin, 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 14,300 shares owned by Mr. Martin jointly with his spouse, and 7,000 shares owned by trusts of which Mr. Martin is trustee.
(7) These shares consist of 2,621,230 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000 and exercise of warrants to purchase shares of common stock.
(8) As of May 15, 2003, Emerald Advisors, Inc. has a sole voting power with respect to 866,560 shares of common stock and sole dispositive power over 1,440,200 shares of common stock.
(9) Includes 36,550 shares of common stock which may be acquired by Mr. McAdams upon the exercise of options granted under our stock option plan that are presently exercisable, 11,441 shares of common stock which may be acquired by Duane Deaner, our chief financial officer, upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable and 2,621,230 shares of common stock which may be acquired by H.F. Lenfest upon conversion of a promissory note in the principal amount of $10,000,000 that is presently convertible and the exercise of warrants to purchase shares of common stock which are presently exercisable.

For information regarding our equity compensation plans, please see the Equity Compensation Plan Information section of the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         On February 19, 2003, we completed a refinancing of our indebtedness with the PNC Bank, National Association and H.F. Lenfest in the aggregate amount of $29,800,000. Pursuant to the terms of a Convertible Note and Warrant Purchase Agreement, dated February 18, 2003, between us and Mr. Lenfest, we issued to Mr. Lenfest (i) a 10% senior subordinated convertible promissory note in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of our common stock. As a condition to closing the financing, we appointed Mr. Lenfest to our Board of Directors. (For a more detailed description of the financing provided by Mr. Lenfest and PNC, see the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as
Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference).

         Prior to the consummation of the refinancing, ETC Asset Management, LLC, a shareholder and a holder of warrants to purchase 332,820 shares of our common stock, consented to the financing transactions with PNC and Lenfest including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ETC Asset Management waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ETC Asset Management's consent and waiver, we issued to ETC Asset Management warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ETC Asset Management warrants have substantially the same terms as the warrants issued to Mr. Lenfest. As of the date that these warrants were issued to ETC Asset Management, it was the beneficial owner of greater than 5% of our common stock as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. (For a more detailed description of the financing provided by Mr. Lenfest and PNC, see the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K as incorporated herein by reference).

Item 14. Controls and Procedures

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the date of the evaluation. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our internal controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

4.1      $10,000,000 Senior Subordinated Convertible Note, dated
         February 18, 2003, issued by the Registrant in favor of H.F.
         Lenfest was filed on February 25, 2003 as Exhibit 4.1 to Form
         8-K and is incorporated herein by reference.

4.2      Stock Purchase Warrant, dated February 18, 2003, issued by the Registrant in favor of H.F. Lenfest was filed on
         February 25, 2003 as Exhibit 4.2 to Form 8-K and is incorporated herein by reference.

4.3      Stock Purchase Warrant, dated February 18, 2003, issued by the Registrant in favor of ETC Asset Management, LLC was filed on February 25, 2003 as Exhibit 4.3 to Form 8-K and is incorporated herein by reference.

10.1     Registrant's 1998 Stock Option Plan was filed on October 8, 1998 on Form S-8 and is incorporated herein by reference.*

Number   Item
------   ----
10.2     Registrant's Employee Stock Purchase Plan was filed on July 6, 1988 as Exhibit A to the Prospectus included in
         Registrant's Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference. *

10.3     Registrant's Stock Award Plan adopted April 7, 1993, was filed as Exhibit 10(ix) to the Registrant's Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference. *

10.4     Stock Purchase Warrant dated as of December 26, 2001, issued by the Registrant to the Registrant Asset Management,
         LLC was filed as Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended February 22, 2002 and is incorporated herein by reference.

10.5     Credit Agreement, dated as of February 18, 2003 between the Registrant and PNC Bank, National Association was filed on February 25, 2003 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.6     Amendment to Credit Agreement, dated as of April 30, 2003, between the Registrant and PNC Bank.

10.7     Amended and Restated Revolving Credit Note, dated April 30, 2003, issued by the Registrant in favor of PNC Bank.

10.8     Security Agreement, made and entered into as of February 18, 2003, by and between the Registrant, Entertainment
         Technology Corporation, ETC Delaware, Inc. and PNC Bank was filed on February 25, 2003 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.9     Pledge Agreement, dated as of February 18, 2003, made by the Registrant in favor of PNC Bank was filed on
         February 25, 2003 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.10    Pledge Agreement (Bank Deposits), dated as of February 18, 2003, made by the Registrant in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.5 to Form 8-K and is incorporated herein by reference.

10.11    Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of
         PNC Bank was filed on February 25, 2003 as Exhibit 10.6 to Form 8-K and is incorporated herein by reference.

10.12    Open-End Mortgage and Security Agreement, made as of February 18, 2003, by the Registrant in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.7 to Form 8-K and is incorporated herein by reference.

10.13    Convertible Note and Warrant Purchase Agreement, dated February 18, 2003, by and between the Registrant and Lenfest was filed on February 25, 2003 as Exhibit 10.8 to Form 8-K and is incorporated herein by reference.

10.14    Registration Rights Agreement, dated as of February 18, 2003, by and between the Registrant and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.9 to Form 8-K and is incorporated herein by reference.

10.15    Security Agreement, made and entered into as of February 18, 2003, by and among the Registrant, Entertainment
         Technology Corporation, ETC Delaware, Inc. and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.10 to
         Form 8-K and is incorporated herein by reference.

10.16    Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.11 to Form 8-K and is incorporated herein by reference.

10.17    Open-End Mortgage and Security Agreement, made as of February 18, 2003, by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.12 to Form 8-K and is incorporated herein by reference.

10.18    Subordination and Intercreditor Agreement, dated as of February 18, 2003, among PNC Bank, H.F. Lenfest and the Registrant was filed on February 25, 2003 as Exhibit 10.13 to Form 8-K and is incorporated herein by reference.

13       Portions of Registrant's 2003 Annual Report to Shareholders which are incorporated by reference into this Form 10-K

21       Subsidiaries of the Registrant

23       Consent of Grant Thornton LLP

99.1     Certification dated May 29, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

Number   Item
------   ----
99.2     Certification dated May 29, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

* Represents a management contract or a compensatory plan or arrangement.

         (b) Reports on Form 8-K:

         (i) A Current Report on Form 8-K was filed on December 24, 2002, reporting the termination of a refinancing arrangement and the reclassification of our existing indebtedness from long term debt to current liabilities.

         (ii) A Current Report on Form 8-K was filed February 25, 2003, reporting the completion of a refinancing of our indebtedness with PNC Bank, National Association, and H.F. Lenfest.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ENVIRONMENTAL TECTONICS CORPORATION



                                     By  William F. Mitchell
                                         --------------------------------------
                                         William F. Mitchell,
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Position                               Date
----                       --------                               ----

William F. Mitchell        Chairman of the Board,                 May 29, 2003
-----------------------    Chief Executive Officer,
William F. Mitchell        President and Director (Principal
                           Executive Officer)


Duane D. Deaner            Chief Financial                        May 29, 2003
-------------------        Officer (Principal Financial and
Duane D. Deaner            Accounting Officer)


Richard E. McAdams         Director                               May 29, 2003
----------------------
Richard E. McAdams

Pete L. Stephens           Director                               May 29, 2003
--------------------
Pete L. Stephens

Howard W. Kelley           Director                               May 29, 2003
--------------------
Howard W. Kelley

H.L. Lenfest               Director                               May 29, 2003
----------------
H.L. Lenfest

George K. Anderson         Director                               May 29, 2003
------------------------
George K. Anderson, M.D.

                                  CERTIFICATION

I, William F. Mitchell, certify that:

1. I have reviewed this annual report on Form 10-K of Environmental Tectonics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 29, 2003

                                     By: William F. Mitchell
                                         -------------------------------------
                                         William F. Mitchell
                                         President and Chief Executive Officer

                                  CERTIFICATION

I, Duane D. Deaner, certify that:

1. I have reviewed this annual report on Form 10-K of Environmental Tectonics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

                                                By: Duane D. Deaner
                                                    ------------------------
                                                    Duane D. Deaner
                                                    Chief Financial Officer


                                                       EXHIBIT INDEX

Exhibit
No.      Item
-------  ----

10.6     Amendment to Credit Agreement, dated as of April 30, 2003, between the Registrant and PNC Bank.

10.7     Amended and Restated Revolving Credit Note, dated April 30, 2003, made by the Registrant in favor of PNC Bank.

13       Portions of Registrant's 2003 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

21       Subsidiaries of the Registrant.

23       Consent of Grant Thornton LLP.

99.1     Certification dated May 29, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

99.2     Certification dated May 29, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.