Form 10-Q
period 2003-05-30
ENVIRONMENTAL TECTONICS CORP
filed 2003-07-14
CIK 33113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 30, 2003

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission File No. 1-10655

                       ENVIRONMENTAL TECTONICS CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                            23-1714256
       -------------------------------              -----------------
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

         Yes     x                          No
            ----------                        ----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                No     x
            ----------                        ------------

         The number of shares outstanding of the registrant's common stock as of June 30, 2003 is: 7,157,239.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Environmental Tectonics Corporation
                         Consolidated Income Statements
                                   (unaudited)
         (amounts in thousands, except share and per share information)

                                                                     Thirteen Weeks Ended
                                                             ---------------------------------------
                                                             May 30,                         May 24,
                                                              2003                            2002
                                                            --------                        --------
Net Sales                                                    $6,130                          $11,207
Cost of goods sold                                            3,843                            7,624
                                                            --------                        --------

Gross profit                                                  2,287                            3,583

Operating expenses:
Selling and administrative                                    1,685                            2,402
Research and development                                         82                              106
                                                            --------                        --------
                                                              1,767                            2,508
                                                            --------                        --------
Operating income                                                520                            1,075
                                                            --------                        --------

Other expenses:
Interest expense                                               378                               141
Other, net                                                       9                               103
                                                            --------                        --------
                                                               387                               244
                                                            --------                        --------

Income before income taxes                                     133                               831
Provision for income taxes                                      67                               273
                                                            --------                        --------
Income before minority interest                                 66                               558
Loss attributable to minority interest                           4                                27
                                                            --------                        --------
Net income                                                     $70                              $585
                                                            ========                        ========

=====================================================================================================

Per share information:
Income available to common shareholders                        $70                              $585
Income per share: basic                                      $0.01                             $0.08
Income per share: diluted                                    $0.01                             $0.08
Number of shares: basic                                  7,157,000                         7,147,000
Number of shares: diluted                                7,751,000                         7,496,000



The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets


                                                                               May 30,              February 28,
                                                                                 2003                   2003
                                                                        ---------------------------------------------
                                                                             (unaudited)
                                                                        -----------------------
                                                                             (amounts in thousands, except share
                                                                                        information)
                                Assets
Current assets:
    Cash and cash equivalents                                                 $      2,301            $      4,305
    Cash equivalents restricted for letters of credit                                3,898                   3,189
    Accounts receivable, net                                                        15,309                  16,193
    Costs and estimated earnings in excess of billings on uncompleted
      long-term contracts                                                            6,606                   5,441
    Inventories                                                                      9,528                   8,494
    Deferred tax asset                                                                 689                     689
    Prepaid expenses and other current assets                                        1,989                     983
                                                                              ------------            ------------
      Total current assets                                                          40,320                  39,294
                                                                              ------------            ------------
Property, plant and equipment, at cost, net of accumulated
    depreciation of $10,148 at May 30, 2003 and $9,976 at
    February 28, 2003                                                                5,009                   5,086

Software development costs, net of accumulated amortization of $7,001
    at May 30, 2003 and $6,819 at February 28, 2003                                  2,275                   2,224

Goodwill and intangibles                                                               477                     477
Other assets, net                                                                      523                     617
                                                                              ------------            ------------
      Total assets                                                            $     48,604            $     47,698
                                                                              ============            ============

Liabilities and Stockholders' Equity
                             Liabilities
Current liabilities:
    Current portion of long-term debt                                         $        278            $        281
    Accounts payable - trade                                                         2,550                   1,778
    Billings in excess of costs and estimated earnings on uncompleted
      long-term contracts                                                            1,493                   1,463
    Customer deposits                                                                3,949                   3,000
    Accrued liabilities                                                              1,565                   1,556
                                                                              ------------            ------------
      Total current liabilities                                                      9,835                   8,078
                                                                              ------------            ------------

Long-term debt, less current portion:
    Credit facility payable to banks                                                     -                     600
    Long-term bonds, net                                                             4,370                   4,645
    Subordinated debt                                                                7,456                   7,391
    Other                                                                                9                       7
                                                                              ------------            ------------
                                                                                    11,835                  12,643
                                                                              ------------            ------------
Deferred income taxes                                                                1,022                   1,022
                                                                              ------------            ------------
      Total liabilities                                                             22,692                  21,743
                                                                              ------------            ------------

Minority interest                                                                       44                      48
                                                                              ------------            ------------

                         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized; 7,157,239
    issued and outstanding at May 30, 2003 and February 28, 2003                       358                     358
Capital contributed in excess of par value of common stock                           9,331                   9,331
Accumulated other comprehensive loss                                                  (278)                   (169)
Retained earnings                                                                   16,457                  16,387
                                                                              ------------            ------------
      Total stockholders' equity                                                    25,868                  25,907
                                                                              ------------            ------------
Total liabilities and stockholders' equity                                    $     48,604            $     47,698
                                                                              ============            ============

The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                Thirteen Weeks Ended
                                                                       -------------------------------------
                                                                           May 30,                  May 24,
                                                                            2003                     2002
                                                                       ---------------          -------------
                                                                                 (amounts in thousands)
Cash flows from operating activities:
     Net income                                                         $     70                      $585
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                         480                       327
       Provision for losses on accounts receivable and
         inventories                                                          50                        27
       Minority interest                                                      (4)                      (27)
       Changes in operating assets and liabilities:
         Accounts receivable                                                 884                      (113)
         Costs and estimated earnings in excess of billings on
           uncompleted long-term contracts                                (1,165)                      104
       Inventories                                                        (1,084)                   (1,095)
       Prepaid expenses and other assets                                    (945)                     (479)
       Other assets                                                            -                        12
       Accounts payable                                                      772                       173
       Billings in excess of costs and estimated earnings on
           uncompleted long-term contracts                                    30                        89
       Customer deposits                                                     949                       262
       Accrued income taxes                                                    1                       (39)
       Other accrued liabilities                                               7                       186
                                                                         --------                  --------

Net cash provided by operating activities                                     45                        12
                                                                         --------                  --------

Cash flows from investing activities:
     Acquisition of equipment                                                (95)                      (35)
     Capitalized software development costs                                 (233)                      (32)
                                                                         --------                  --------
Net cash used in investing activities                                       (328)                      (67)

Cash flows from financing activities:
     Borrowings under credit facility                                          -                     6,262
     Payments under credit facility                                         (600)                   (7,346)
     Repayment of long-term bonds                                           (275)                     (275)
     Cash equivalents restricted for letters of credit                      (709)                     (183)
     Proceeds from issuance of common stock / warrants                         -                        20
     Deferred finance charges/other                                          (28)                        -
                                                                         --------                  --------
Net cash used in financing activities                                     (1,612)                   (1,522)
                                                                         --------                  --------

Effect of exchange rate changes on cash                                     (109)                      (52)
                                                                         --------                  --------
Net decrease in cash and cash equivalents                                 (2,004)                   (1,629)
Cash and cash equivalents at beginning of period                           4,305                     2,261
                                                                         --------                  --------
Cash and cash equivalents at end of period                                $2,301                      $632
                                                                         ========                  ========
Supplemental schedule of cash flow information:
     Interest paid                                                            19                       110
     Income taxes paid                                                        56                       472

Supplemental information on noncash operating and
   investing activities:
     During the thirteen weeks ended May 24, 2002, the Company reclassified $226 from inventory to property, plant and equipment.


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                         Notes to Consolidated Financial
               Statements (amounts in dollars, except where noted
                      and share and per share information)

1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation ("ETC" or the "Company"), Environmental Technology Corporation, ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary and ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"), its 95% owned subsidiary.

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

         Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations and the financial results for the period presented may not be indicative of the full year's results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 2003. Certain reclassifications have been made to the fiscal 2003 financial statements to conform with the fiscal 2004 presentation.

2.       Earnings Per Share

         Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share", is as follows:

                                                                            Thirteen Weeks Ended May 30, 2003
                                                                  -------------------------------------------------------
                                                                    Income               Shares               Per Share
                                                                  (Numerator)         (Denominator)             Amount
                                                                  ------------       ---------------         ------------
                                                                          (amounts in thousands, except share and per
                                                                                      share information)
Basic EPS

Net earnings available to common stockholders                     $     70              7,157,000                $0.01

Effect of dilutive securities
         Options                                                        --                 11,000
         Warrants                                                       --                583,000

Diluted EPS

Net earnings available to common stockholders
   plus assumed conversions                                       $     70              7,751,000                $0.01

At May 30, 2003 there were stock options to purchase the Company's common stock totaling 332,000 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,653,000 shares if fully converted to common shares. Additionally, upon each conversion of the Note, the holder is entitled to receive a warrant entitling the holder to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note is converted into common shares, warrants for an additional 165,000 shares would be issued, bringing the total shares to be issued to 1,818,000. None of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                                                                              Thirteen Weeks Ended May 24, 2002
                                                                 ---------------------------------------------------------
                                                                   Income               Shares                  Per Share
                                                                 (Numerator)         (Denominator)               Amount
                                                                 -------------       --------------            ------------
                                                                          (amounts in thousands, except share and per
                                                                                      share information)
Basic EPS

Net earnings available to common stockholders                     $    585              7,147,000                 $0.08

Effect of dilutive securities
         Options                                                        --                 38,000
         Warrants                                                       --                311,000

Diluted EPS

Net earnings available to common stockholders
   plus assumed conversions                                       $    585              7,496,000                 $0.08

At May 24, 2002, there were stock options to purchase the Company's common stock totaling 301,000 shares which were not included in the computation of diluted earnings per share as the effect of such would be anti-dilutive.

3.       Stock Options

         The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

         At May 30, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                                                 Thirteen Weeks Ended
                                                                         ------------------------------------
                                                                         May 30, 2003            May 24, 2002
                                                                         -------------          -------------
Net income,
   as reported                                                                   $70                   $ 585

Less:  stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                        (5)                    (69)
                                                                               -----                   -----
Net income, pro forma                                                            $65                   $ 516

Earnings per share of common stock-basic:
         As reported                                                           $ .01                   $ .08
         Pro forma                                                             $ .01                   $ .07

Earnings per share of common stock--diluted:
         As reported                                                           $ .01                   $ .08
         Pro forma                                                             $ .01                   $ .07

There were no grants of stock options during the thirteen weeks ended May 30, 2003 or May 24, 2002.

4.       Accounts Receivable

         The components of accounts receivable are as follows:

                                                                                May 30,         February 28,
                                                                                 2003              2003
                                                                                -------         ------------
                                                                                   (amounts in thousands)

U.S. Government receivables billed and unbilled contract costs subject to
    negotiation                                                                 $ 2,539           $ 2,719

U.S. commercial receivables billed                                                1,057             2,002
International receivables billed and unbilled contract costs subject to
    negotiation                                                                  12,159            11,918
                                                                                -------           -------
                                                                                 15,755            16,639
Less allowance for doubtful accounts                                               (446)             (446)
                                                                                -------           -------
                                                                                $15,309           $16,193
                                                                                =======           =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

         Unbilled contract costs subject to negotiation as of May 30, 2003 and February 28, 2003, represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $2,066,000 were recorded beginning in fiscal year 2002 and include $1,691,000 recorded during fiscal year 2003 and $0 during fiscal year 2004.

International receivables billed and unbilled contract costs subject to negotiation:

         International receivables billed includes $700,000 at May 30, 2003 and February 28, 2003, respectively, related to a contract with the Royal Thai Air Force ("RTAF").

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

         The open balance of $700,000 due on the contract represents the total net exposure to the Company on this contract. On June 16, 2003, the Company's Thai attorneys filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. However, since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company has enjoyed a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for the trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began, therefore it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future sales to the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

         Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for two contracts covering 1997 to the present. Trade and claims receivables and resulting revenue aggregating $10,017,000 have been recorded. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2004. In conformity with accounting principles generally accepted in the United States, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company is currently in arbitration with the international customer on both contracts. As a related item, during the third quarter of fiscal 2000, this international customer, citing failure to deliver product within contract terms, assessed liquidated damages totaling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

         On July 20, 2001, the Company was notified by the international customer that it was terminating the centrifuge contract, which was approximately 90% complete. The termination included a request for the refund of advance milestone payments made to date.

         The Company is currently arbitrating the disputes which have arisen under two contracts in the United Kingdom but is unable to assess the ultimate impact of the termination of the contracts on its current operations and financial condition. With respect to the centrifuge contract, the U.K. Ministry of Defense has submitted its points of claim and the Company has responded with its points of defense and counterclaim. A limited hearing was held in January 2003 to review certain threshold contractual interpretation issues related to performance and safety. A full hearing on all issues is tentatively scheduled for October and November 2003.

         Based on witness statements, expert reports and other facts, the Company believes that it has a reasonable basis to refute the safety concerns of the U.K. Ministry of Defense. The Company has installed seven centrifuges in the last 15 years at various locations throughout the world and the Company is unaware of any accidents or injuries caused by the operation of these centrifuges. The Company does not plan to reduce the carrying value of the trade and claims receivables until all unresolved matters have been properly adjudicated in the arbitration proceedings.

5.       Inventories

         Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $696,000 and $646,000 at May 30, 2003 and February 28, 2003, respectively):

                                                                               May 30,        February 28,
                                                                                2003              2003
                                                                              --------        ------------
                                                                                 (amounts in thousands)
                         Raw materials                                           $317              $322
                         Work in Process                                        6,575             5,629
                         Finished Goods                                         2,636             2,543
                                                                               ------            ------
                              Total                                            $9,528            $8,494
                                                                               ======            ======

6.       Stockholders' Equity

         The components of stockholders' equity at February 28, 2003 and May 30, 2003 were as follows:

                                                           (amounts in thousands, except share information)
                                                 Common Stock            Additional    Accumulated
                                                                          Paid in      Other Comp.      Retained
                                              Shares         Amount       Capital         Loss           Earnings      Total
                                            ----------     ---------     ---------     -----------     ------------   --------
Balance at February 28, 2003                7,157,239         $358         $9,331           $(169)       $16,387       $25,907

Net income for the thirteen weeks
   ended May 30, 2003                               -            -              -               -             70            70
Foreign currency translation adjustment             -            -              -            (109)             -          (109)
                                             --------         ----         ------          ------        -------       -------
Total comprehensive loss                            -            -              -               -              -           (39)

 Balance at May 30, 2003                    7,157,239         $358         $9,331           $(278)       $16,457       $25,868
                                            =========         ====         ======          ======        =======       =======

7.       Long Term Debt

         The following table lists the long term debt and other long term obligations of the Company as of May 30, 2003.

                             Payments due by Period

Obligation                            Total          Less than 1 Year         1-3 Years          4-5 Years       After 5 Years
----------                          ---------        ----------------        ----------         -----------      -------------
Current Portion of
Long Term Debt                     $     278          $      278             $      -            $     -              $     -
Capital Leases                             9                   3                    6                  -                    -
Subordinated debt,
   net of unamortized
   discount of $2,544                  7,456                   -                    -                  -                7,456
Long term bonds                        4,370                   -                  825                550                2,995
                                   ---------          ----------             --------            -------              -------
Total Obligations                  $  12,113          $      281             $    831            $   550              $10,451
                                   =========          ==========             ========            =======              =======

8. Business Segment Presentation:

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

                                                                        Industrial
                                                    ATS                    Group                      Total
                                                  -------          ---------------------             -------
                                                                   (amounts in thousands)
Thirteen weeks ended May 30, 2003
Net Sales                                         $2,985                  $3,145                      $6,130
Interest Expense                                     294                      84                         378
Depreciation and Amortization                        217                     263                         480
Operating Income                                     181                     647                         828
Income Tax (Benefit)/Provision                       (57)                    282                         225
Goodwill and Intangibles                             477                       -                         477
Identifiable Assets                               26,219                   7,499                      33,718
Expenditures For Segment Assets                       74                      21                          95

Thirteen weeks ended May 24, 2002
Net Sales                                         $7,792                  $3,415                     $11,207
Interest Expense                                     125                      16                         141
Depreciation and Amortization                        205                     122                         327
Operating Income                                   1,543                    (135)                      1,408
Income Tax Provision                                 468                     (49)                        419
Goodwill and Intangibles                             477                       -                         477
Identifiable Assets                               34,314                   4,505                      38,819
Expenditures For Segment Assets                       31                       4                          35

Reconciliation to consolidated amounts              2003                    2002

   Corporate Assets                              $14,409                 $ 9,024
                                                 -------                 -------

   Total Assets                                  $48,604                 $48,320

   Segment operating income                         $828                 $ 1,408
   Less interest expense                            (378)                   (141)
   Less income taxes                                (225)                   (419)
                                                 -------                 -------
Total profit for segments                            225                     848

Corporate home office expenses                      (308)                   (333)
Interest and other expenses                           (9)                   (103)
Income tax benefit                                   158                     146
Minority interest                                      4                     (27)
                                                 -------                 -------

Net income                                       $    70                 $   585
                                                 =======                 =======

         Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Unallocated general corporate expenses, letter of credit fees, interest expense and income taxes have been excluded from the determination of the total profit for segments. Corporate home office expenses are primarily central administrative office expenses. Interest and other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.

         Approximately 37% of sales totaling $2,253,000 in the thirteen weeks ended May 30, 2003, were made to one domestic customer and one international customer in the sterilizer and ATS segments respectively. Approximately 56% of sales totaling $6,276,000 in the thirteen weeks ended May 24, 2002 were made to one domestic customer in the ATS segment.

         Included in the segment information for the thirteen weeks ended May 30, 2003 are export sales of $2,971,000. Of this amount, there are sales to or relating to governments or commercial accounts in Malaysia ($815,000), Norway ($495,000), and Greece ($484,000). Sales to the U.S. Government and its agencies aggregated $335,000 for the period.

         Included in the segment information for the thirteen weeks ended May 24, 2002 are export sales of $2,687,000. Of this amount, there are sales to or relating to commercial accounts in China of $1,512,000. Sales to the U.S. Government and its agencies aggregated $580,000 for the period.

9.       Recent Accounting Pronouncements


Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections:

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 changes the accounting principles governing extraordinary items by clarifying, and to some extent, modifying, the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged. The adoption of SFAS No. 145 is not expected to have a significant impact on the financial condition or results of operations of the Company.

Accounting for Costs Associated with Exit or Disposal Activities:

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

         In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 will have a material effect on its fiscal 2004 consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise acquires an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have material effect on the Company's consolidated financial position, results of operations, or cash flows.

         On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:

         o mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

         o instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

         o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

         SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

         These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenue, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words "may", "could", "should", "looking forward", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan", or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company's control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, in the section entitled "Risks Particular to Our Business." Shareholders are urged to review these risks carefully prior to making an investment in the Company's common stock.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

         The Company is principally engaged in the design, manufacture and sale of software driven products used to create and monitor the physiological effects of motion on humans and equipment and to control, modify, simulate and measure environmental conditions. These products include aircrew training systems, entertainment products, sterilizers, environmental and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies.

         The Company recognizes revenue using three methods:

         On long-term contracts, the percentage-of-completion method is applied based on costs incurred as a percentage of estimated total costs. This percentage is multiplied by the total estimated revenue under a contract to calculate the amount of revenue recognized in an accounting period. Revenue recognized on uncompleted long-term contracts in excess of amounts billed to customers is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which the Company learns the facts which require it to revise the cost and profit estimates. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. Retainage is generally due within one year of completion of the contract. Revenue recognition under the percentage-of-completion method involves significant estimates.

         Revenue for contracts under $100,000, or to be completed in less than one year, and where there are no post-shipment services included in the contract, is recognized on the date that the finished product is shipped to the customer.

         Revenue derived from the sale of parts and services is also recognized on the date that the finished product is shipped to the customer. Revenue on contracts under $100,000, or to be completed in less than one year, and where post-shipment services (such as installation and customer acceptance) are required, is recognized following customer acceptance. Revenue for service contracts is recognized ratably over the life of the contract with related material costs expensed as incurred.

         In accordance with accounting principles generally accepted in the United States, recognizing revenue on contract claims and disputes related to customer caused delays, errors in specifications and designs, and other unanticipated causes, and for amounts in excess of contract value, is generally appropriate if it is probable that the claim will result in additional contract revenue and if the Company can reliably estimate the amount of additional contract revenue the Company may receive. However, revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Claims are subject to negotiation, arbitration and audit by the customer or governmental agency.

         The Company has operating subsidiaries in the United Kingdom and Poland, maintains regional offices in the Middle East, Asia and Canada, and uses the services of approximately 100 independent sales organizations and agents throughout the world. ETC International Corporation is a holding company established for federal income tax purposes and is not an operating subsidiary. The Company considers its business activities to be divided into two segments:
Aircrew Training Systems (ATS) and Industrial Group.

Critical Accounting Policies

         The discussion and analysis of the Company's financial condition and results of operation are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, which we filed with the Securities and Exchange Commission on May 29, 2003.

Revenue Recognition on Long-Term Contracts

         When the performance of a contract requires a customer to pay the Company more than $100,000 and will extend beyond a 12 month period, revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are recognized based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed periodically throughout the lives of the contracts, and adjustments to profits resulting from any revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known to the Company.

         The Company accounts for some of its largest contracts, including its contracts with the U.S. Government and foreign governments, using the percentage-of-completion method. If the Company does not accurately estimate the total cost to be incurred on this type of contract, or if the Company is unsuccessful in the ultimate collection of associated contract claims, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any resulting reductions in margins or contract losses could be material to the Company's results of operations and financial position.

Accounts Receivable

         The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customer's current credit worthiness. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. While the Company's credit losses have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Additionally, as a result of the concentration of international receivables, the Company cannot predict the effect, if any, which geopolitical risk and uncertainty will have on the ultimate collection of its international receivables.

Results of Operations
Thirteen weeks ended May 30, 2003 compared to thirteen weeks ended May 24, 2002.

Net Income.
-----------

         The Company had net income of $70,000, or $0.01 per share (diluted), during the first quarter of fiscal 2004 versus net income of $585,000, or $.08 per share (diluted), for the first quarter of fiscal 2003, representing a decrease of $515,000 or 88.0%. This decrease was due to a decrease in sales and gross profit margins and an increase in interest expense, partially offset by decreased selling and administrative expenses and estimated taxes.

Sales.
------

         Sales for the first quarter of fiscal 2004 were $6,130,000 as compared to $11,207,000 for the first quarter of fiscal 2003, a decrease of $5,077,000 or 45.3%. The primary contributor to the sales decrease was reduced revenues for domestic entertainment due to the near completion of the major entertainment project. Providing partial offsets were increased domestic sterilizer sales, which benefited from a new ETO sterilizer project, increased international Aircrew Training Systems, which benefited from a centrifuge project in Malaysia, and higher overall simulation sales for various projects.

Domestic Sales.
---------------

         Overall, domestic sales in the first quarter of fiscal 2004 were $2,824,000 as compared to $7,941,000 in the first quarter of fiscal 2003, a decrease of $5,117,000 or 64.4%. This decrease was primarily due to the decrease in entertainment sales. Domestic sales represented 46.1% of the Company's total sales in the first quarter of fiscal 2004, down from 70.9% for the first quarter of fiscal 2003. Sales to the U.S. Government in the first quarter of fiscal 2004 were $335,000 as compared to $580,000 in the first quarter of fiscal 2003, a decrease of $245,000, and represented 5.5% of total sales in the first quarter of fiscal 2004 versus 5.2% for the first quarter of fiscal 2003.

International Sales.
--------------------

         International sales for the first quarter of fiscal 2004 were $2,971,000 as compared to $2,686,000 in the first quarter of fiscal 2003, an increase of $285,000 or 10.6%, and represented 48.5% of total sales, as compared to 24.0% in the first quarter of fiscal 2003. Throughout the Company's history, most of the sales for Aircrew Training Products have been made to international customers. In the thirteen weeks ended May 30, 2003, international sales totaling at least ten percent of total sales were made to Malaysia ($815,000). In the thirteen weeks ended May 24, 2002, international sales totaling at least ten percent of total sales were made to China ($1,512,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.
-------------

         Gross profit for the first quarter of fiscal 2004 was $2,287,000 as compared to $3,583,000 in the first quarter of fiscal 2003, a decrease of $1,296,000 or 36.2%. This decrease reflected the decrease in sales which was only partially offset by a 5.3 percentage point increase in the gross profit rate as a percent of sales. Increased gross profit rates as a percent of sales were evidenced in domestic ATS and simulator sales, U.S. Government hyperbaric sales, and international ATS sales.

Selling and Administrative Expenses.
------------------------------------

         Selling and administrative expenses for the first quarter of fiscal 2004 were $1,685,000 as compared to $2,402,000 in the first quarter of fiscal 2003, a decrease of $717,000 or 29.9% as compared to the first quarter of fiscal 2003, primarily reflecting a reimbursement of prior period legal and claim expenses associated with an arbitration hearing in January 2003. Additional savings were evidenced in the Company's European subsidiary.

Research and Development Expenses.
----------------------------------

         Research and development expenses, which are charged to operations as incurred, were $82,000 for the first quarter of fiscal 2004 as compared to $106,000 for the first quarter of fiscal 2003, reflecting a decrease of $24,000 or 22.6%. This decrease was due to decreased product development costs primarily in the Company's Turkish operation. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Interest Expense.
-----------------

         Interest expense for the first quarter of fiscal 2004 was $378,000 as compared to $141,000 for the first quarter of fiscal 2003, representing an increase of $237,000 or 168.1%. This increase reflected interest charges at a higher effective interest rate for the Company's subordinated debt borrowed in February 2003 (including amortization of debt discounts arising out of the beneficial conversion option and associated warrants issued) and amortization of deferred financing costs for the Company's February 2003 refinancing.

Provision for Income Taxes.
---------------------------

         The Company's tax provision for the first quarter of fiscal 2004 reflected an estimated 30% rate domestically and a consolidated estimated rate of 50%. The lower than statutory effective tax rate domestically reflects the ongoing effect of offsetting research and development tax credits. The higher international rate reflects a recalculation in ETC Europe, a subsidiary of the Company, of the estimated tax loss carry-forward which will be used to offset any current year tax liability. The consolidated rate for the first quarter of fiscal 2003 reflected an estimated rate of 33% offset by a $100,000 research tax credit.

Liquidity and Capital Resources

         During the thirteen week period ended May 30, 2003, the Company generated $45,000 of cash from operating activities. This was primarily the result of accounts receivable collections and increased accounts payable and customer deposits. Acting as partial offsets were increases in costs and estimated earnings in excess of billings on uncompleted long-term contracts, inventories (primarily for environmental and ATS projects) and prepaid expenses (primarily reflecting a receivable for reimbursement of legal and claims expenses).

         The Company's investing activities used $328,000 during the thirteen weeks ended May 30, 2003, which consisted of purchases of capital equipment and capitalized software.

         The Company's financing activities used $1,612,000 during the first quarter of fiscal 2004, consisting of repayments on the Company's bank line, long-term bonds and additions to the Company's cash collateral restricted cash account. This account serves as security for any of the Company's international letters of credit which are not covered under the Company's bank facility.

         The Company has historically financed operations through a combination of cash generated from operations, and bank and other debt. On February 19, 2003, the Company completed a refinancing of its indebtedness with PNC Bank, National Association and H.F. Lenfest in the aggregate amount of $29,800,000. The Company used a portion of the proceeds from the financing to satisfy its existing debt obligations to Wachovia Bank, the Company's former lender, and to permit PNC Bank to issue a letter of credit to support outstanding bonds issued by the Company in a previous financing transaction. The transaction resulted in net proceeds (after transaction expenses and payment of existing debt) to the Company of approximately $3,600,000. The net proceeds have been used by the Company for working capital and general corporate purposes.

         In accordance with the terms of an amendment dated April 30, 2003, the PNC Bank facility was increased and, as of the date of this Quarterly Report on Form 10-Q, includes: (i) a revolving credit facility in the maximum aggregate principal amount of $14,800,000 to be used for the Company's working capital and general corporate purposes, including capital expenditures, with a sublimit for issuances of letters of credit in the maximum aggregate face amount of $10,300,000, and (ii) a standby letter of credit in the face amount of $4,750,000 as credit support for the Company's bonds.

         The terms and conditions of the revolving loan and the line of credit are set forth in a Credit Agreement, as amended, between the Company and PNC Bank. Availability under the facility is determined each month based on a borrowing base consisting of a portion of the Company's receivables, inventory and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings on uncompleted long-term contracts. As of May 30, 2003, availability under the $14,800,000 revolving facility was $7,770,000, which the Company had fully utilized primarily to support international letters of credit.

         The obligations of the Company to PNC Bank under the Credit Agreement are secured by a first priority lien on and senior security interest in all of the assets of the Company, including all real property owned by the Company.

         In connection with the financing provided by Mr. Lenfest, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest, pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 and
(ii) warrants to purchase 803,048 shares of the Company's common stock. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Mr. Lenfest. The note accrues interest at the rate of 10% per annum and matures on February 18, 2009. The note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of plus accrued and unpaid interest on the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

         The obligations of the Company to Mr. Lenfest under the Convertible Note and Warrant Purchase Agreement are secured by a second priority lien on and security interest in all of the assets of the Company, junior in rights to the liens and security interests in favor of PNC Bank, including all real property owned by the Company.

         Prior to the consummation of the refinancing, ETC Asset Management, LLC, a shareholder of the Company and a holder of warrants to purchase 332,820 shares of the Company's common stock, consented to the transactions contemplated under the Credit Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ETC Asset Management waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ETC Asset Management's consent, the Company issued to ETC Asset Management warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ETC Asset Management warrants have substantially the same terms as the warrants issued to Mr. Lenfest.

         To fund its operations, the Company plans to utilize cash from operations as well as additional cash available under the revolving facility as the borrowing base expands and international letters of credit expire. Additionally, the Company is currently negotiating an additional $1,010,000 credit facility, which will be guaranteed by the Export-Import Bank of the United States. This credit facility will allow the Company to add certain foreign accounts receivable to its borrowing base and thereby increase its revolving borrowings from the bank. The Company believes that cash generated from operating activities as well as future availability under its credit agreement will be sufficient to meet its future obligations through June 30, 2004.

         The following table presents our contractual cash flow commitments on long-term debt and operating leases.

                                                              Payments Due by Period
                                 ------------------------------------------------------------------------------------
                                                    Less Than 1
                                  Total                Year           1-3 Years         4-5 Years       After 5 Years
                                 --------           -----------     ------------       -----------      -------------
                                                                   (in thousands)
Long-term debt, including
   current maturities            $12,113              $281              $831                $550           $10,451
Operating leases                     768               238               476                  54                 -
                                 -------              ----            ------                ----           -------
Total                             12,881              $519            $1,307                $604           $10,451

Contract Claims
---------------

         Historically, the Company has had good experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. As of May 30, 2003, claims recorded against the U.S. Government totaled $2,066,000 and claims recorded against an international customer totaled $9,451,000.

         The Company is currently arbitrating the disputes which have arisen under two contracts with one of its international customers in the United Kingdom but is unable to assess the ultimate impact of the arbitration on current operations and financial condition. With respect to the centrifuge contract, the U.K. Ministry of Defense has submitted its points of claim and the Company has responded with its points of defense and counterclaim. A limited hearing was held in January 2003 to review certain threshold contractual interpretation issues related to performance and safety. A full hearing on all issues is tentatively scheduled for October and November 2003.

         Based on witness statements, expert reports and other facts, the Company believes that it has a reasonable basis to refute the safety concerns of the U.K. Ministry of Defense. The Company has installed seven centrifuges in the last 15 years at various locations throughout the world and the Company is unaware of any accidents or injuries caused by the operation of these centrifuges. To the extent the Company is unsuccessful in further recovery of contract costs, such an event could have a material adverse effect on the Company's liquidity and results of operations. The Company does not plan to reduce the carrying value of the claim until all unresolved matters have been properly adjudicated in the arbitration proceedings.

         The Company has an open receivable balance of $700,000 due from the RTAF. This amount represents the total net exposure to the Company on this contract. On June 16, 2003, the Company's Thai attorneys filed for arbitration in Thailand. However, since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company has enjoyed a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began, so it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment under this contract.

Backlog
-------

         The Company's sales backlog at May 30, 2003 and February 28, 2003, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $19,440,000 and $21,454,000 respectively. In addition, the Company's training, maintenance and upgrade contracts backlog at May 30, 2003, and February 28, 2003, for work to be performed and revenue to be recognized after that date under written agreements was approximately $3,943,000 and $3,931,000 respectively. Of the May 30, 2003 backlog, approximately $14,934,000 was under contracts for ATS and maintenance support including $6,192,000 for the Royal Malaysian Air Force.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 4. Controls and Procedures.

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In April 2003, Boenning & Scattergood, Inc. ("B&S") filed suit against the Company in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services, which was entered into with a predecessor of B&S (the "B&S Agreement"). B&S alleges that it contacted the investors in the Company's February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. The Company has not yet responded to the complaint but believes that it has valid defenses to each of the claims of B&S and intends to vigorously defend itself against these claims. At this time, however, the Company is unable to predict the outcome of this matter.

         In June 2003, Associated Mezzanine Investors, LLC ("AMI") filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania seeking payment of $195,682.86 for costs, fees and expenses allegedly due to AMI pursuant to the terms of an agreement which the Company entered into with AMI (the "AMI Agreement"). AMI claims that it located suitable investors for the Company's February 2003 financing transaction and that it earned the claimed fees and is entitled to reimbursement of the claimed costs and expenses pursuant to the terms of the AMI Agreement. The Company has not yet responded to the complaint but believes that it has valid defenses to each of the claims of AMI and intends to vigorously defend itself against these claims. At this time, however, the Company is unable to predict the outcome of this matter.

         Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters are reserved for or are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts as would not have a material adverse effect on the Company's financial position if resolved unfavorably.

Item 2.  Changes in Securities and Use of Proceeds

         The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         At a Special Meeting of Stockholders held on April 24, 2003, a proposal to ratify, adopt and approve the issuance of shares of common stock in excess of 1,430,732, or 19.99% of the issued and outstanding shares of common stock of the Company, a portion of which will be at a price per share that is less than the closing market price of the common stock on the date of issuance, was adopted by the following vote:

                                                                                             Abstentions and
                                              For                     Withheld               Broker Non-votes
                                           ---------                  --------               ----------------
Item: Issuance of Shares                   4,846,442                   24,492                      0

The shares of common stock are issuable upon conversion of a convertible note and upon exercise of warrants issued or to be issued by the Company to H.F. Lenfest.

         No other matters were submitted to a vote of security holders at the Special Meeting.

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

99.1 Certification dated July 14, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

99.2 Certification dated July 14, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

         (b) Reports on Form 8-K

         On May 30, 2003 the Company filed a Current Report on Form 8-K reporting its financial results for the fourth quarter of fiscal 2003 as well as its financial results for fiscal 2003.

                                   Signatures

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENVIRONMENTAL TECTONICS CORPORATION
                              (Registrant)

Date: July 14, 2003           By:  William F. Mitchell
                                 -------------------------------------------
                                   William F. Mitchell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: July 14, 2003           By:  Duane Deaner
                                  ------------------------------------------
                                   Duane Deaner,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

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

Date: July 14, 2003
                                      By:  William F. Mitchell
                                           -------------------------------------
                                           William F. Mitchell
                                           President and Chief Executive Officer

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

Date: July 14, 2003
                                        By: Duane D. Deaner
                                            -----------------------
                                            Duane D. Deaner
                                            Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------


99.1 Certification dated July 14, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

99.2 Certification dated July 14, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.