Form 10-Q
period 2003-08-28
ENVIRONMENTAL TECTONICS CORP
filed 2003-10-14
CIK 33113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 29, 2003

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

                                 (215) 355-9100
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         Yes     x                          No
             ---------                         ---------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                No     x
             ---------                         ---------

         The number of shares outstanding of the registrant's common stock as of October 3, 2003 is: 7,157,239.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Environmental Tectonics Corporation
                         Consolidated Income Statements
                                   (unaudited)
         (amounts in thousands, except share and per share information)


                                                Thirteen Weeks Ended                    Twenty-six Weeks ended
                                             August 29,          August 23,         August 29,           August 23,
                                               2003                 2002              2003                 2002
                                             ----------          ----------         ----------           ----------
Net Sales                                        $4,752              $11,041             $10,882              $22,248
Cost of goods sold                                2,966                7,778               6,809               15,402
                                               --------              -------             -------             --------
Gross profit                                      1,786                3,263               4,073                6,846

Operating expenses:
Selling and administrative                        2,231                2,042               3,916                4,444
                                                                         113
Research and development                            (50)             -------                  32                  219
                                               --------              -------             -------             --------
Operating (loss)/income                           2,181                2,155               3,948                4,663
                                               --------              -------             -------             --------
                                                   (395)               1,108                 125                2,183
                                               --------              -------             -------             --------
Other expenses:
Interest expense                                    389                  125                 767                  266
Other, net                                           78                   47                  87                  150
                                               --------              -------             -------             --------
                                                    467                  172                 854                  416
                                               --------              -------             -------             --------
(Loss)/income before income
 taxes                                             (862)                 936                (729)               1,767
(Benefit from)/provision for income
taxes                                              (238)                 205                (171)                 477
                                               --------              -------             -------             --------
(Loss)/income before minority
 interest                                          (624)                 731                (558)               1,290
Loss attributable to minority
 interest                                             2                    5                   6                   31
                                               --------              -------             -------             --------
Net (loss)/income                                 $(622)                $736               $(552)              $1,321
                                               ========              =======             =======             ========

====================================================================================================================================

Per share information:
(Loss)/income available to common
 shareholders                                     $(622)                $736               $(552)              $1,321

(Loss)/income per share:
 basic                                           $(0.09)               $0.10              $(0.08)               $0.18
(Loss)/income per share:
 diluted                                         $(0.09)               $0.10              $(0.08)               $0.18
Number of shares: basic                       7,157,000            7,153,000           7,157,000            7,153,000
Number of shares: diluted                     7,157,000            7,489,000           7,157,000            7,496,000

The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets

                                                                                  August 29,            February 28,
                                                                                     2003                   2003
                                                                                 --------------          -----------
                                                                                 (unaudited)
                                                                                 -----------
                                                                                  (amounts in thousands, except share
                                                                                            information)
                                Assets
Current assets:
    Cash and cash equivalents                                                      $   384                $  4,305
    Cash equivalents restricted for letters of credit                                2,627                   3,189
    Accounts receivable, net                                                        15,695                  16,193
    Costs and estimated earnings in excess of billings
     on uncompleted long-term contracts                                              7,518                   5,441
    Inventories                                                                     10,560                   8,494
    Deferred tax asset                                                                 689                     689
    Prepaid expenses and other current assets                                        1,762                     983
                                                                                   -------               ---------
      Total current assets                                                          39,235                  39,294
                                                                                   -------               ---------
Property, plant and equipment, at cost, net of accumulated
    depreciation of $10,313 at August 29, 2003 and $9,976 at
    February 28, 2003                                                                4,956                   5,086

Software development costs, net of accumulated amortization of $7,152
    at August 29, 2003 and $6,819 at February 28, 2003                               2,375                   2,224

Goodwill and intangibles                                                               477                     477
Other assets, net                                                                      494                     617
                                                                                   -------                --------
      Total assets                                                                $ 47,537                $ 47,698
                                                                                  ========                ========

Liabilities and Stockholders' Equity Liabilities
Current liabilities:
    Current portion of long-term debt                                              $   278                $    281
    Accounts payable - trade                                                         2,305                   1,778
    Billings in excess of costs and estimated earnings
     on uncompleted long-term contracts                                                641                   1,463
    Customer deposits                                                                4,047                   3,000
    Accrued liabilities                                                              1,772                   1,556
                                                                                   -------                --------
      Total current liabilities                                                      9,043                   8,078
                                                                                   -------                --------

Long-term debt, less current portion:
    Credit facility payable to banks                                                   200                     600
    Long-term bonds, net                                                             4,370                   4,645
    Subordinated debt                                                                7,523                   7,391
    Other                                                                                7                       7
                                                                                   -------                --------
                                                                                    12,100                  12,643
                                                                                   -------                --------
Deferred income taxes                                                                1,022                   1,022
                                                                                   -------                --------
      Total liabilities                                                             22,165                  21,743
                                                                                   -------                --------

Minority interest                                                                       42                      48

                         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized; 7,157,239
    issued and outstanding at August 29, 2003 and February 28, 2003                    358                     358
Capital contributed in excess of par value of common stock                           9,331                   9,331
Accumulated other comprehensive loss                                                  (194)                   (169)
Retained earnings                                                                   15,835                  16,387
                                                                                   -------                --------
      Total stockholders' equity                                                    25,330                  25,907
                                                                                   -------                --------
Total liabilities and stockholders' equity                                        $ 47,537                $ 47,698
                                                                                  ========                ========


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 Twenty-six Weeks Ended
                                                                     -----------------------------------------
                                                                             August 29,          August 23,
                                                                             2003                   2002
                                                                     -------------------     -----------------
                                                                                 (amounts in thousands)
Cash flows from operating activities:
     Net (loss)/income                                                   $  (552)                 $1,321
     Adjustments to reconcile net (loss)/income to net cash
     (used in)/provided by operating activities:
       Depreciation and amortization                                         670                     624
       Non-cash interest expense                                             255                       8
       Provision for losses on accounts receivable and
         inventories                                                         100                     774
       Minority interest                                                      (6)                    (32)
       Changes in operating assets and liabilities:
         Accounts receivable                                                 498                   6,181
         Costs and estimated earnings in excess of billings on
           uncompleted long-term contracts                                (2,077)                   (139)
       Inventories                                                        (2,166)                 (2,687)
       Prepaid expenses and other assets                                    (730)                   (123)
       Other assets                                                            -                      40
       Accounts payable                                                      527                     265
       Billings in excess of costs and estimated earnings on
         uncompleted long-term contracts                                    (822)                    (50)
       Customer deposits                                                   1,047                     686
       Accrued income taxes                                                    -                    (323)
       Other accrued liabilities                                             216                     (69)
                                                                         -------                  -------

Net cash (used in)/provided by operating activities                       (3,040)                  6,476
                                                                         -------                  -------

Cash flows from investing activities:
     Acquisition of equipment                                               (207)                   (109)
     Capitalized software development costs                                 (484)                    (35)
                                                                         -------                  -------
Net cash used in investing activities                                       (691)                   (144)
                                                                         -------                  -------
Cash flows from financing activities:
     Borrowings under credit facility                                        200                  11,803
     Payments under credit facility                                         (600)                (19,068)
     Repayment of long-term bonds                                           (275)                   (275)
     Cash equivalents restricted for letters of credit                       562                    (306)
     Proceeds from issuance of common stock / warrants                         -                      20
     Deferred finance charges/other                                          (52)                     (3)
                                                                         -------                  -------
Net cash used in financing activities                                       (165)                 (7,829)
                                                                         -------                  -------
Effect of exchange rate changes on cash                                      (25)                    (40)
                                                                         -------                  -------
Net decrease in cash and cash equivalents                                 (3,921)                 (1,537)

Cash and cash equivalents at beginning of period                           4,305                   2,261
                                                                         -------                  -------
Cash and cash equivalents at end of period                                  $384                    $724
                                                                         =======                  =======
Supplemental schedule of cash flow information:
     Interest paid                                                           309                     247
     Income taxes paid                                                        63                     982

Supplemental information on noncash operating and investing activities:
     During the twenty-six weeks ended August 23, 2002, the Company reclassified
     $226 from inventory to property, plant and equipment and $515 from inventory to capitalized software.

The accompanying notes are an integral part of the consolidated financial statements.

===================================================================================================================

                       Environmental Tectonics Corporation
                   Notes to Consolidated Financial Statements
            (amounts in dollars, except where noted and share and per
                               share information)

1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation ("ETC" or the "Company"), Entertainment Technology Corporation, ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary and ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"), its 95% owned subsidiary.

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

2.       Earnings Per Share

         Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share", is as follows:


                                 Thirteen Weeks Ended August 29, 2003                 Thirteen weeks ended August 23, 2002
                              -----------------------------------------------------------------------------------------------
                                   Loss          Shares          Per Share         Loss             Shares        Per Share
                               (Numerator)   (Denominator)       Amount        (Numerator)      (Denominator)       Amount
                              -------------  --------------   --------------  -------------   ----------------    -----------
                                              (amounts in thousands, except share and per share information)
Basic EPS
Net (loss)/earnings
available to common
stockholders                     $(622)         7,157,000        $(0.09)           $736          7,153,000          $0.10

Effect of dilutive
securities
         Options                   -                  -                                             29,000
         Warrants                  -                  -                                            307,000

Diluted EPS

Net (loss)/earnings
available to
common
stockholders
plus assumed
conversions                      $(622)         7,157,000        $(0.09)           $736          7,489,000          $0.10





                                Twenty-six Weeks Ended August 29, 2003               Twenty-six Weeks Ended August 23, 2002
                              -----------------------------------------------------------------------------------------------
                                 Income          Shares          Per Share       Income            Shares         Per Share
                               (Numerator)   (Denominator)       Amount        (Numerator)      (Denominator)      Amount
                              -------------  --------------     -----------   ------------      --------------   ------------

                                              (amounts in thousands, except share and per share information)
Basic EPS

Net (loss)/earnings
available to
common stockholders              $(552)         7,157,000        $(0.08)         $1,321          7,153,000          $0.18

Effect of dilutive
securities
         Options                    -                -                                              34,000
         Warrants                   -                -                                             309,000

Diluted EPS

Net (loss)/earnings
available to common
stockholders
plus assumed
conversions                      $(552)         7,157,000        $(0.08)         $1,321          7,496,000          $0.18

At August 29, 2003 there were stock options to purchase the Company's common stock totaling 422,000 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,653,000 shares if fully converted to common shares. Additionally, upon each conversion of the Note, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note were to be converted into common shares, warrants for an additional 165,000 shares would be issued, bringing the total shares to be issued to 1,818,000. Additionally, at August 29, 2003, there were warrants to purchase the Company's stock totaling 1,241,000 shares. None of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.

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

         At August 29, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).


                                                                            Thirteen Weeks Ended
                                                                      --------------------------------
                                                                      August 29, 2003  August 23, 2002
                                                                      ---------------- ---------------
Net (loss)/income, as reported                                                  $(622)           $ 736
Less:  stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                         (10)             (69)
                                                                      ---------------     ------------
Net (loss)/income, pro forma                                                   $ (632)           $ 667

(Loss)/earnings per share of common stock-basic:
         As reported                                                          $ (0.09)           $ .10
         Pro forma                                                            $ (0.09)           $ .09

(Loss)/earnings per share of common stock--diluted:
         As reported                                                          $ (0.09)           $ .10
         Pro forma                                                            $ (0.09)           $ .09



                                                                          Twenty-six Weeks Ended
                                                                      --------------------------------
                                                                      August 29, 2003  August 23, 2002
                                                                      --------------- ----------------
Net (loss)/income, as reported                                             $(552)               $1,321
Less:  stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                    (20)                (138)
                                                                      -----------         ------------
Net (loss)/income, pro forma                                               $(572)               $1,183

(Loss)/earnings per share of common stock-basic:
         As reported                                                     $ (0.08)                $ .18
         Pro forma                                                       $ (0.08)                $ .17

(Loss)/earnings per share of common stock--diluted:
         As reported                                                     $ (0.08)                $ .18
         Pro forma                                                       $ (0.08)                $ .16

There were no grants of stock options during the twenty-six weeks ended August 29, 2003 or August 23, 2002.

4.    Accounts Receivable
      The components of accounts receivable are as follows:

                                                                              August 29,   February 28,
                                                                                 2003         2003
                                                                              ----------   ------------
                                                                                (amounts in thousands)
    U.S. Government receivables billed and unbilled contract
     costs subject to negotiation                                              $ 2,599           $ 2,719

    U.S. commercial receivables billed                                           1,950             2,002
    International receivables billed and unbilled contract
     costs subject to negotiation                                               11,592            11,918
                                                                            -----------       ----------
                                                                                16,141            16,639
    Less allowance for doubtful accounts                                          (446)             (446)
                                                                            -----------       ----------
                                                                               $15,695           $16,193
                                                                            ===========       ==========


U.S. Government receivables billed and unbilled contract costs subject to negotiation:

         Unbilled contract costs subject to negotiation as of August 29, 2003 and February 28, 2003, primarily represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $2,453,000 were recorded beginning in fiscal year 2002 and include $1,691,000 recorded during fiscal year 2003 and $186,000 during fiscal year 2004.

International receivables billed and unbilled contract costs subject to negotiation:

         International receivables billed includes $700,000 at August 29, 2003 and February 28, 2003, respectively, related to a contract with the Royal Thai Air Force ("RTAF").

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

         The open balance of $700,000 due on the contract represents the total net exposure to the Company on this contract. On June 16, 2003, the Company's Thai attorneys filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute. This document is currently being translated into English. It is expected that the next step will be a conference, in the near future, among the parties to discuss the possibility of a settlement. However, since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company has enjoyed a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for the trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began, therefore it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future sales to the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

         Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for two contracts covering 1997 to the present. Trade and claims receivables and resulting revenue aggregating $9,450,000 have been recorded. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2004. In conformity with accounting principles generally accepted in the United States, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company is currently in arbitration with the international customer on both contracts. As a related item, during the third quarter of fiscal 2000, this international customer, citing failure to deliver product within contract terms, assessed liquidated damages totaling approximately $1,600,000 on two contracts currently in progress. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

         On July 20, 2001, the Company was notified by the international customer that it was terminating the centrifuge contract, which was approximately 90% complete. The termination included a request for the refund of advance milestone payments made to date.

         The Company is currently mediating and arbitrating the disputes which have arisen under the two contracts in the United Kingdom but is unable to assess the ultimate impact of either the termination or the balance due on the contracts on its current operations and financial condition. With respect to the centrifuge contract, the Company and the U.K. Ministry of Defense have a mediation scheduled for October 2003 to attempt to resolve their differences.

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

5.       Inventories

         Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $746,000 and $646,000 at August 29, 2003 and February 28, 2003, respectively):

                                                  August 29,      February 28,
                                                     2003             2003
                                                 ------------- --------------
                                                    (amounts in thousands)
                     Raw materials                   $311              $322
                     Work in Process                7,476             5,629
                     Finished Goods                 2,773             2,543
                                                    -----             -----
                              Total               $10,560            $8,494
                                                  =======            ======


6.       Stockholders' Equity

         The components of stockholders' equity at February 28, 2003 and August 29, 2003 were as follows:


                                                           (amounts in thousands, except share information)
                                               Common Stock         Additional   Accumulated
                                                                     Paid in     Other Comp.   Retained
                                            Shares       Amount      Capital        Loss      Earnings     Total
                                          ----------   ---------    ----------   ----------  ----------   -------
Balance at February 28, 2003              7,157,239   $     358   $   9,331   $    (169)   $  16,387    $  25,907

Net loss for the twenty-six weeks
   ended August 29, 2003                       --          --          --          --           (552)        (552)
Foreign currency translation adjustment        --          --          --           (25)        --            (25)
Total comprehensive loss                       --          --          --          --           --           --
                                          ---------   ---------   ---------   ---------    ---------    ---------
                                               --          --          --          --           --           (577)

Balance at August 29, 2003                7,157,239   $     358   $   9,331   $    (194)   $  15,835    $  25,330
                                          =========   =========   =========   =========    =========    =========



7.       Long Term Debt

         The following table lists the long-term debt and other long-term obligations of the Company as of August 29, 2003.

                                           Payments due by Period
Obligation                          Total          Less than 1 Year         1-3 Years           4-5 Years       After 5 Years
----------                          -----          ----------------         ---------           ---------       -------------


Current Portion of
  Long Term Debt                  $   275             $   275               $    --                 $  --              $  --
Long-term Debt                        200                  --                   200                    --                 --

Capital Leases                         10                   3                     7                    --                 --
Subordinated debt, net of
  unamortized
  discount of $ 2,477               7,523                --                      --                    --              7,523
Long term bonds                     4,370                --                     825                   550              2,995
                                  -------             -------               -------               -------            -------
Total Obligations                 $12,378             $   278               $ 1,032               $   550            $10,518
                                  =======             =======               =======               =======            =======


         At August 29, 2003, the Company was in violation of one of its financial covenants in both its Bank Credit Agreement and its Convertible Note and Warrant Purchase Agreement, specifically the requirement to maintain a specified Leverage Ratio. This violation occurred as a result of the second quarter fiscal 2004 net loss. As of the date of this Quarterly Report on Form 10-Q, the Company had obtained waivers for this covenant violation from both the Bank and the Note holder.

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

                                                                 Industrial
                                                   ATS              Group             Total
                                               ---------         ------------      ---------
                                                           (amounts in thousands)
Thirteen weeks ended August 29, 2003
Net Sales                                      $  2,676          $  2,076          $  4,752
Interest Expense                                    300                89               389
Depreciation and Amortization                       232               213               445
Operating Income/(Loss)                              54              (131)              (77)
Income Tax Benefit                                  (68)              (61)             (129)
Goodwill and Intangibles                            477                --               477
Identifiable Assets                              28,009             8,139            36,148
Expenditures For Segment Assets                      86                26               112

Thirteen weeks ended August 23, 2002
Net Sales                                      $  9,326          $  1,715          $ 11,041
Interest Expense                                    107                18               125
Depreciation and Amortization                       253                52               305
Operating Income/(Loss)                           1,462              (140)            1,322
Income Tax Provision/(Benefit)                      297               (35)              262
Goodwill and Intangibles                            477              --                 477
Identifiable Assets                              27,597             5,886            33,483
Expenditures For Segment Assets                      61                13                74

Reconciliation to consolidated amounts            2003              2002

   Corporate Assets                            $ 11,389          $  9,234
                                               --------          --------

   Total Assets                                $ 47,537          $ 42,717

   Segment operating (loss)/income             $    (77)         $  1,322
   Less interest expense                           (389)             (125)
   Less income taxes benefit/(expense)              129              (262)
                                               --------          --------
Total (loss)/profit for segments                   (337)              935

Corporate home office expenses                     (318)             (214)
Interest and other expenses                         (78)              (47)
Income tax benefit                                  109                57
Minority interest                                     2                 5
                                               --------          --------
Net (loss)/income                              $   (622)         $    736
                                               ========          ========

                                                                  Industrial
                                                  ATS               Group            Total
                                               ---------         ------------      ---------
                                                           (amounts in thousands)
Twenty-six weeks ended August 29, 2003
Net Sales                                      $  5,661          $  5,221          $ 10,882
Interest Expense                                    594               173               767
Depreciation and Amortization                       449               476               925
Operating Income                                    235               516               751
Income Tax (Benefit)/Provision                     (125)              221                96
Goodwill and Intangibles                            477              --                 477
Identifiable Assets                              28,009             8,139            36,148
Expenditures For Segment Assets                     160                47               207

Twenty-six weeks ended August 23, 2002
Net Sales                                      $ 17,118          $  5,130          $ 22,248
Interest Expense                                    232                34               266
Depreciation and Amortization                       458               174               632
Operating Income/(Loss)                           3,005              (275)            2,730
Income Tax Provision/(Benefit)                      765               (84)              681
Goodwill and Intangibles                            477              --                 477
Identifiable Assets                              27,597             5,886            33,483
Expenditures For Segment Assets                      92                17               109

Reconciliation to consolidated amounts            2003              2002

   Corporate Assets                            $ 11,389          $  9,234
                                               --------          --------

   Total Assets                                $ 47,537          $ 42,717

   Segment operating income                    $    751          $  2,730
   Less interest expense                           (767)             (266)
   Less income taxes                                (96)             (681)
                                               --------          --------
Total (loss)/profit for segments                   (112)            1,783

Corporate home office expenses                     (626)             (547)
Interest and other expenses                         (87)             (150)
Income tax benefit                                  267               204
Minority interest                                     6                31
                                               --------          --------
Net (loss)/income                              $   (552)         $  1,321
                                               ========          ========


         Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Unallocated general corporate expenses, letter of credit fees, interest expense and income taxes have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Interest and other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.

         Approximately 43% of sales totaling $2,020,000 in the thirteen weeks ended August 29, 2003, were made to one domestic customer and one international customer in the sterilizer and ATS segments respectively. Approximately 73% of sales totaling $8,107,000 in the thirteen weeks ended August 23, 2002 were made to one domestic customer in the ATS segment.

         Approximately 37% of sales totaling $3,992,000 in the twenty-six weeks ended August 29, 2003, were made to one domestic customer and one international customer in the sterilizer and ATS segments respectively. Approximately 65% of sales totaling $14,383,000 in the twenty-six weeks ended August 23, 2002 were made to one domestic customer in the ATS segment.

         Included in the segment information for the thirteen weeks ended August 29, 2003 are export sales of $2,665,000. Of this amount, there are sales to or relating to governments or commercial accounts in Malaysia ($1,280,000), Nigeria ($474,000), and Korea ($275,000). Sales to the U.S. Government and its agencies aggregated $330,000 for the period.

         Included in the segment information for the thirteen weeks ended August 23, 2002 are export sales of $1,351,000. Of this amount, there are sales to or relating to commercial accounts in China of $335,000 and Thailand of $306,000. Sales to the U.S. Government and its agencies aggregated $855,000 for the period.

         Included in the segment information for the twenty-six weeks ended August 29, 2003 are export sales of $5,636,000. Of this amount, there are sales to or relating to commercial accounts in Malaysia of $2,094,000. Sales to the U.S. Government and its agencies aggregated $665,000 for the period.

         Included in the segment information for the twenty-six weeks ended August 23, 2002 are export sales of $4,037,000. Of this amount, there are sales to or relating to commercial accounts in China of $1,847,000 and Thailand of $893,000. Sales to the U.S. Government and its agencies aggregated $1,434,000 for the period.

9.       Recent Accounting Pronouncements

         Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections:

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 changes the accounting principles governing extraordinary items by clarifying, and to some extent, modifying, the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged. The adoption of SFAS No. 145 did not have a significant impact on the financial condition or results of operations of the Company.

Accounting for Costs Associated with Exit or Disposal Activities:

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the statement did not have a significant impact on the financial condition or results of operations of the Company.

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

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise acquires an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

      o instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

      o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers'shares.

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

Revenue Recognition on Long-Term Contracts

         When the performance of a contract requires a customer to pay the Company more than $100,000 and will extend beyond a 12-month period, revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are recognized based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed periodically throughout the lives of the contracts, and adjustments to profits resulting from any revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known to the Company.

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

Results of Operations
Thirteen weeks ended August 29, 2003 compared to thirteen weeks ended August 23, 2002.

Net Income.

         The Company had a net loss of $622,000, or ($0.09) per share (diluted), during the second quarter of fiscal 2004 versus a net income of $736,000, or $.10 per share (diluted), for the second quarter of fiscal 2003, representing a decrease of $1,358,000 or 184.5%. This decrease was due to a significant decrease in sales and gross profit margin and an increase in selling, general and administrative and interest expense, partially offset by decreased estimated taxes.

Sales.

         Sales for the second quarter of fiscal 2004 were $4,752,000 as compared to $11,041,000 for the second quarter of fiscal 2003, a decrease of $6,289,000 or 57.0%. The primary contributor to the sales decrease was reduced revenues for domestic entertainment (down $8,100,000) due to the completion of a major entertainment project. Providing partial offsets were increased domestic sterilizer sales, which benefited from a new Ethylene Oxide ("ETO") sterilizer project, increased revenues from international Aircrew Training Systems, which benefited from a centrifuge project in Malaysia, and higher sales for service and spares.

Domestic Sales.

         Overall, domestic sales in the second quarter of fiscal 2004 were $1,757,000 as compared to $8,835,000 in the second quarter of fiscal 2003, a decrease of $7,079,000 or 80.1%. This decrease was primarily due to the decrease in entertainment sales. Domestic sales represented 37.0% of the Company's total sales in the second quarter of fiscal 2004, down from 80.0% for the second quarter of fiscal 2003. Sales to the U.S. Government in the second quarter of fiscal 2004 were $330,000 as compared to $855,000 in the second quarter of fiscal 2003, a decrease of $525,000, and represented 6.9% of total sales in the second quarter of fiscal 2004 versus 7.7% for the second quarter of fiscal 2003.

International Sales.

         International sales for the second quarter of fiscal 2004 were $2,665,000 as compared to $1,351,000 in the second quarter of fiscal 2003, an increase of $1,314,000 or 97.3%, and represented 56.1% of total sales, as compared to 12.2% in the second quarter of fiscal 2003. Throughout the Company's history, most of the sales for Aircrew Training Systems have been made to international customers. In the thirteen weeks ended August 29, 2003, international sales totaling at least ten percent of total international sales were made to Malaysia ($1,280,000), Nigeria ($474,000) and Korea ($275,000). In the thirteen weeks ended August 23, 2002, there were no international sales totaling at least ten percent of total international sales. Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

         Gross profit for the second quarter of fiscal 2004 was $1,786,000 as compared to $3,263,000 in the second quarter of fiscal 2003, a decrease of $1,477,000 or 45.3%. This decrease reflected the decrease in sales which was only partially offset by an 8.0 percentage point increase in the gross profit rate as a percent of sales. Increased gross profit rates as a percent of sales were evidenced in domestic sterilizer and international ATS sales.

Selling and Administrative Expenses.

         Selling and administrative expenses for the second quarter of fiscal 2004 were $2,231,000 as compared to $2,042,000 in the first quarter of fiscal 2003, an increase of $189,000 or 9.3% as compared to the second quarter of fiscal 2003, primarily reflecting increased legal and claim costs.

Research and Development Expenses.

         Research and development expenses, which are charged to operations as incurred, were a net credit of $50,000 for the second quarter of fiscal 2004 as compared to an expense of $113,000 for the second quarter of fiscal 2003, reflecting a decrease of $163,000 or 144.3%. The net credit in the current period reflected government grants in our Turkish subsidiary under a government research award for work on our multi-axis centrifuge tactical flight simulator. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Interest Expense.

         Interest expense for the second quarter of fiscal 2004 was $389,000 as compared to $125,000 for the second quarter of fiscal 2003, representing an increase of $264,000 or 211.2%. This increase reflected interest charges at a higher effective interest rate for the Company's subordinated debt borrowed in February 2003 (including amortization of debt discounts arising out of the beneficial conversion option and associated warrants issued) and amortization of deferred financing costs for the Company's February 2003 refinancing.

Provision for Income Taxes.

         The Company's tax benefit for the second quarter of fiscal 2004 reflected an estimated 30% rate domestically and a consolidated estimated rate of 27.6%. The lower than statutory effective tax rate domestically reflects the ongoing effect of offsetting research and development tax credits. The international rate reflects a recalculation in ETC Europe, a subsidiary of the Company, of the estimated tax loss carry-forward which will be used to offset any current year tax liability. The consolidated rate for the second quarter of fiscal 2003 reflected an estimated rate of 21.9%, reflecting additional research and development tax credits.


Results of Operations
Twenty-six weeks ended August 29, 2003 compared to twenty-six weeks ended August 23, 2002.

Net Income.

         The Company had a net loss of $552,000, or ($0.08) per share (diluted), during the first half of fiscal 2004 versus net income of $1,321,000, or $.18 per share (diluted), for the first half of fiscal 2003, representing a decrease of $1,873,000 or 141.8%. This decrease was due to a decrease in sales and gross profit margin and an increase in interest expense, partially offset by decreased selling and administrative expenses and estimated taxes.

Sales.

         Sales for the first half of fiscal 2004 were $10,882,000 as compared to $22,248,000 for the first half of fiscal 2003, a decrease of $11,366,000 or 51.1%. The primary contributors to the sales decrease were reduced revenues for domestic entertainment (down $14,207,000) due to the completion of a major entertainment project and for overall environmental sales (down $2,445,000) as a series of projects were delayed. Providing partial offsets were increased domestic sterilizer sales (up $2,211,000), which benefited from a new ETO sterilizer project, increased international Aircrew Training Systems (up $2,964,000), which benefited from a centrifuge project in Malaysia, and higher overall simulation sales for various projects (up $548,000).

Domestic Sales.

         Overall, domestic sales in the first half of fiscal 2004 were $4,581,000 as compared to $16,776,000 in the first half of fiscal 2003, a decrease of $12,195,000 or 72.7%. This decrease was primarily due to the decrease in entertainment sales. Domestic sales represented 42.1% of the Company's total sales in the first half of fiscal 2004, down from 75.4% for the first half of fiscal 2003. Sales to the U.S. Government in the first half of fiscal 2004 were $665,000 as compared to $1,434,000 in the first half of fiscal 2003, a decrease of $769,000, 53.6%, and represented 6.1% of total sales in the first half of fiscal 2004 versus 6.5% for the first half of fiscal 2003.

International Sales.

         International sales for the first half of fiscal 2004 were $5,636,000 as compared to $4,038,000 in the first half of fiscal 2003, an increase of $1,598,000 or 39.6%, and represented 51.8% of total sales, as compared to 18.1% in the first half of fiscal 2003. Throughout the Company's history, most of the sales for Aircrew Training Systems have been made to international customers. In the first half of fiscal 2004, international sales totaling at least ten percent of total international sales were made to Malaysia ($2,094,000). In the first half of fiscal 2003, international sales totaling at least ten percent of total international sales were made to China ($1,847,000) and Thailand ($893,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

         Gross profit for the first half of fiscal 2004 was $4,073,000 as compared to $6,846,000 in the first half of fiscal 2003, a decrease of $2,773,000 or 40.5%. This decrease reflected the decrease in sales which was only partially offset by a 6.6 percentage point increase in the gross profit rate as a percent of sales. Increased gross profit rates as a percent of sales were evidenced in domestic sterilizer and international ATS sales.

Selling and Administrative Expenses.

         Selling and administrative expenses for the first half of fiscal 2004 were $3,916,000 as compared to $4,444,000 in the first half of fiscal 2003, a decrease of $528,000 or 11.9% as compared to the first half of fiscal 2003, primarily reflecting a reimbursement in the first quarter of fiscal 2004 of prior period legal and claim expenses associated with an arbitration hearing in January 2003. Additional savings were evidenced in the Company's European and Polish subsidiaries.

Research and Development Expenses.

         Research and development expenses, which are charged to operations as incurred, were $32,000 for the first half of fiscal 2004 as compared to $219,000 for the first half of fiscal 2003, reflecting a decrease of $187,000 or 85.4%. This decrease reflected government grants in our Turkish subsidiary under a government research award for work on our multi-axis centrifuge tactical flight simulator. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Interest Expense.

         Interest expense for the first half of fiscal 2004 was $767,000 as compared to $266,000 for the first half of fiscal 2003, representing an increase of $501,000 or 188.4%. This increase reflected interest charges at a higher effective interest rate for the Company's subordinated debt borrowed in February 2003 (including amortization of debt discounts arising out of the beneficial conversion option and associated warrants issued) and amortization of deferred financing costs for the Company's February 2003 refinancing.

Provision for Income Taxes.

         The Company's tax provision for the first half of fiscal 2004 reflected an estimated 30.0% rate domestically and a consolidated estimated rate of 23.5%. The lower than statutory effective tax rate domestically reflects the ongoing effect of offsetting research and development tax credits. The international rate reflects a recalculation in ETC Europe, a subsidiary of the Company, of the estimated tax loss carry-forward which will be used to offset any current year tax liability. The consolidated rate for the first half of fiscal 2003 reflected an estimated rate of 27.0% reflecting additional research and development tax credits.

Liquidity and Capital Resources

         During the twenty-six week period ended August 29, 2003, the Company used $3,040,000 to support operating activities. This was primarily the result of the net loss coupled with an increase in costs and estimated earnings in excess of billings on uncompleted long-term contracts, inventories, prepaids, and a reduction in billings in excess of costs and estimated earnings on uncompleted long-term contracts. Acting as partial offsets were non-cash expenses and an increase in customer deposits. Generally speaking, the cash usage reflected a production build on long-term contracts and a build-up in inventory of costs for contracts which were not finished by the end of the period, partially offset by additional cash from deposits from customers.

         The Company's investing activities used $691,000 during the twenty-six weeks ended August 29, 2003, which consisted of purchases of capital equipment and capitalized software.

         The Company's financing activities used $165,000 during the twenty-six weeks ended August 29, 2003, consisting of repayments on the Company's bank line and long-term bonds partially offset by a reduction in the Company's cash collateral restricted cash account. This account serves as security for any of the Company's international letters of credit which are not covered under the Company's bank facility.

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

         In accordance with the terms of an amendment dated April 30, 2003, the PNC Bank facility was increased and, as of the date of this Quarterly Report on Form 10-Q, includes: (i) a revolving credit facility in the maximum aggregate principal amount of $14,800,000 to be used for the Company's working capital and general corporate purposes, including capital expenditures, with a sublimit for issuances of letters of credit in the maximum aggregate face amount of $10,300,000, and (ii) a standby letter of credit in the face amount of $4,750,000 as credit support for the Company's bonds. Additionally, on July 9, 2003, a second amendment to the bank agreement was executed which formed an additional $1,010,000 credit facility for use in financing export contracts which qualify for an EXIM (the Export-Import Bank of the United States) Bank guarantee.

         The terms and conditions of the revolving loan and the line of credit are set forth in a Credit Agreement, as amended, between the Company and PNC Bank. Availability under both the main facility and the EXIM facility are determined each month based on a borrowing base consisting of a portion of the Company's receivables, inventory and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings on uncompleted long-term contracts. As of August 29, 2003, availability under the $14,800,000 revolving facility was $7,705,000, of which the Company had utilized $6,644,000 primarily to support international letters of credit, and availability under the EXIM facility was $97,000, which was fully available.

         The obligations of the Company to PNC Bank under the Credit Agreement are secured by a first priority lien on and senior security interest in all of the assets of the Company, including all real property owned by the Company.

         At August 29, 2003, the Company was in violation of one of its financial covenants in both its Bank Credit Agreement and its Convertible Note and Warrant Purchase Agreement, specifically the requirement to maintain a specified Leverage Ratio. This violation occurred as a result of the second quarter fiscal 2004 net loss. As of the date of this Quarterly Report on Form 10-Q, the Company has obtained waivers for this covenant violation from both the Bank and the Note holder. Notwithstanding the covenant violation at August 29, 2003, it is the opinion of management based on the current sales backlog and forecasted new contract bookings that it is not probable that the Company will have additional covenant violations going forward. However, should there be unforeseen delays in completing existing contracts or should the receipt of new contracts be delayed, it is possible that additional covenant violations may occur.

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

         To fund its operations, the Company plans to utilize cash from operations as well as additional cash available under the revolving and EXIM facilities as the borrowing base expands and international letters of credit expire. The Company believes that cash generated from operating activities as well as future availability under its credit agreement will be sufficient to meet its future obligations for the foreseeable future.

         The following table presents our contractual cash flow commitments on long-term debt and operating leases.

                                      Payments Due by Period (in thousands)
                           ---------------------------------------------------------------
                            Total      Less Than 1   1-3 Years   4-5 Years   After 5 Years
                                          Year
                           -------     -----------   ---------   ---------   -------------
Long-term debt, including
   current maturities      $12,378      $   278      $ 1,032      $   550       $10,518
Operating leases               530          249          281           -            -
Total                      -------      -------      -------      -------       -------
                            12,908      $   527      $ 1,313      $   550       $10,518

Contract Claims

         Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. As of August 29, 2003, claims recorded against the U.S. Government totaled $2,453,000 and claims recorded against an international customer totaled $9,450,000.

         The Company is currently mediating and arbitrating the disputes which have arisen under two contracts with one of its international customers in the United Kingdom but is unable to assess the ultimate impact of the arbitration on current operations and financial condition. With respect to the centrifuge contract, the Company and the U.K. Ministry of Defense have a mediation scheduled for October 2003 to attempt to resolve their differences.

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

         The Company has an open receivable balance of $700,000 due from the RTAF. This amount represents the total net exposure to the Company on this contract. On June 16, 2003, the Company's Thai attorneys filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on the contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute. This document is currently being translated into English. It is expected that the next step will be a conference, in the near future, among the parties to discuss the possibility of a settlement. Since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company has enjoyed a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began, so it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment under this contract.

Backlog

         The Company's sales backlog at August 29, 2003 and February 28, 2003, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $16,049,000 and $21,454,000 respectively. In addition, the Company's training, maintenance and upgrade contracts backlog at August 29, 2003, and February 28, 2003, for work to be performed and revenue to be recognized after that date under written agreements was approximately $3,461,000 and $3,931,000 respectively. Of the August 29, 2003 backlog, approximately $11,792,000 was under contracts for ATS and maintenance support including $4,578,000 for the Royal Malaysian Air Force.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Item 4. Controls and Procedures.

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 29, 2003 (the "Evaluation Date"), and, based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

         Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are the Company's internal controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In April 2003, Boenning & Scattergood, Inc. ("B&S") filed suit against the Company in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services, which was entered into with a predecessor of B&S (the "B&S Agreement"). B&S alleges that it contacted the investors in the Company's February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. The Company has responded to the complaint and also filed a counterclaim for breach of contract and professional malpractice. The Company believes that it has valid defenses to each of the claims of B&S and intends to vigorously defend itself against these claims. At this time, however, discovery has just begun and the Company is unable to predict the outcome of this matter.

         In June 2003, Associated Mezzanine Investors, LLC ("AMI") filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania seeking payment of $195,682.86 for costs, fees and expenses allegedly due to AMI pursuant to the terms of an agreement which the Company entered into with AMI (the "AMI Agreement"). AMI claims that it located suitable investors for the Company's February 2003 financing transaction and that it earned the claimed fees and is entitled to reimbursement of the claimed costs and expenses pursuant to the terms of the AMI Agreement. The Company has responded to the complaint. The Company believes that it has valid defenses to each of the claims of AMI and intends to vigorously defend itself against these claims. At this time, however, the Company is unable to predict the outcome of this matter.

         In June 2003, Entertainment Technology Corporation, a wholly-owned subsidiary of the Company, filed suit against Walt Disney World Co. and other entities ("Disney") in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride "Mission: Space" located in Disney's Epcot Center. In response, in August 2003, Disney filed counterclaims against both Entertainment Technology Corporation and the Company (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $150,000. Entertainment Technology Corporation and the Company believe that they have valid defenses to each of Disney's counterclaims and intend to vigorously defend against these counterclaims. At this time, however, discovery has not commenced and Entertainment Technology Corporation and the Company are unable to predict the outcome of this matter.

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

31.1 Certification dated October 14, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2 Certification dated October 14, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32 Certification dated October 14, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer,and Duane D. Deaner, Chief Financial Officer.

     (b) Reports on Form 8-K

         On July 18, 2003, the Company filed a Current Report on Form 8-K reporting its financial results for the first quarter of fiscal 2004.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ENVIRONMENTAL TECTONICS CORPORATION
                            (Registrant)

Date:   October 14, 2003     By:/s/ William F. Mitchell
                                -------------------------------

                                    William F. Mitchell
                                    President and Chief
                                    Executive Officer
                                   (Principal Executive Officer)


Date:   October 14, 2003     By:/s/ Duane Deaner
                                --------------------------------

                                     Duane Deaner,
                                     Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)