Form 10-Q
period 2003-11-28
ENVIRONMENTAL TECTONICS CORP
filed 2004-01-12
CIK 33113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 28, 2003

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

         The number of shares outstanding of the registrant's common stock as of December 31, 2003 is: 7,168,613.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Environmental Tectonics Corporation
                         Consolidated Income Statements
                                   (unaudited)
         (amounts in thousands, except share and per share information)

                                                Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                        November 28,        November 22,       November 28,           November 22,
                                            2003                2002                 2003                 2002
                                         --------            --------            --------              --------

Net Sales                                $  7,115            $ 12,162            $ 17,997              $ 34,410
Cost of goods sold                          5,341               8,583              12,150                23,985
                                         --------            --------            --------              --------

Gross profit                                1,774               3,579               5,847                10,425
                                         --------            --------            --------              --------
Operating expenses:
Selling and administrative                  2,330               2,437               6,246                 6,881
Research and development                      144                 268                 176                   487
                                         --------            --------            --------              --------
                                            2,474               2,705               6,422                 7,368
                                         --------            --------            --------              --------
Operating (loss)/income                      (700)                874                (575)                3,057
                                         --------            --------            --------              --------

Other expenses/(income):
Interest expense                              425                 116               1,192                   382
Other, net                                   (138)                174                 (51)                  324
                                         --------            --------            --------              --------
                                              287                 290               1,141                   706
                                         --------            --------            --------              --------

(Loss)/income before income taxes            (987)                584              (1,716)                2,351
(Benefit from)/provision
  for income taxes                           (280)                154                (451)                  631
                                         --------            --------            --------              --------
(Loss)/income before
  minority interest                          (707)                430              (1,265)                1,720
Loss attributable to
  minority interest                            (3)                 (6)                 (9)                  (37)
                                         --------            --------            --------              --------
Net (loss)/income                            (704)           $    436            $ (1,256)             $  1,757
                                         ========            ========            ========              ========

========================================================================================================================
Per share information:
(Loss)/income available to
  common shareholders                       $(704)               $436             $(1,256)               $1,757
(Loss)/income per share: basic             $(0.10)              $0.06              $(0.18)                $0.25
(Loss)/income per share: diluted           $(0.10)              $0.06              $(0.18)                $0.23
Number of shares: basic                 7,168,000           7,153,000           7,168,000             7,153,000
Number of shares: diluted               7,168,000           7,481,000           7,168,000             7,493,000

The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets

                                                                                 November 28,       February 28,
                                                                                     2003               2003
                                                                                   --------           --------
                                                                                 (unaudited)
                                                                             (amounts in thousands, except share
                                                                                        information)
                                Assets
Current assets:
    Cash and cash equivalents                                                      $  1,171           $  4,305
    Cash equivalents restricted for letters of credit                                   569              3,189
    Accounts receivable, net                                                         20,284             16,193
    Costs and estimated earnings in excess of billings on uncompleted
      long-term contracts                                                             5,516              5,441
    Inventories                                                                       9,134              8,494
    Deferred tax asset                                                                  689                689
    Prepaid expenses and other current assets                                         2,297                983
                                                                                   --------           --------
      Total current assets                                                           39,660             39,294
                                                                                   --------           --------
Property, plant and equipment, at cost, net of accumulated
    depreciation of $10,468 at November 28, 2003 and $9,976 at
    February 28, 2003                                                                 4,850              5,086

Software development costs, net of accumulated amortization of $7,321
    at November 28, 2003 and $6,819 at February 28, 2003                              3,048              2,224

Goodwill and intangibles                                                                477                477
Other assets, net                                                                       479                617
                                                                                   --------           --------
      Total assets                                                                 $ 48,514           $ 47,698
                                                                                   ========           ========

Liabilities and Stockholders' Equity
                             Liabilities
Current liabilities:
    Current portion of long-term debt                                              $    281           $    281
    Accounts payable - trade                                                          2,363              1,778
    Billings in excess of costs and estimated earnings on uncompleted
      long-term contracts                                                             1,098              1,463
    Customer deposits                                                                 3,419              3,000
    Accrued liabilities                                                               2,439              1,556
                                                                                   --------           --------
      Total current liabilities                                                       9,600              8,078
                                                                                   --------           --------

Long-term debt, less current portion:
    Credit facility payable to banks                                                  1,200                600
    Long-term bonds, net                                                              4,370              4,645
    Subordinated debt                                                                 7,593              7,391
    Other                                                                                 3                  7
                                                                                   --------           --------
                                                                                     13,166             12,643
                                                                                   --------           --------
Deferred income taxes                                                                 1,022              1,022
                                                                                   --------           --------
      Total liabilities                                                              23,788             21,743
                                                                                   --------           --------

Minority interest                                                                        39                 48

                         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized; 7,168,239 and
    7,157,239 issued and outstanding at November 28, 2003 and
    February 28, 2003, respectively                                                     359                358
Capital contributed in excess of par value of common stock                            9,381              9,331
Accumulated other comprehensive loss                                                   (184)              (169)
Retained earnings                                                                    15,131             16,387
                                                                                   --------           --------
      Total stockholders' equity                                                     24,687             25,907
                                                                                   --------           --------
Total liabilities and stockholders' equity                                         $ 48,514           $ 47,698
                                                                                   ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Thirty-nine Weeks Ended
                                                                       November 28,       November 22,
                                                                           2002              2003
                                                                        --------           --------
                                                                           (amounts in thousands)
Cash flows from operating activities:
     Net (loss)/income                                                  $ (1,256)          $  1,757
     Adjustments to reconcile net (loss)/income to net cash
     (used in)/provided by operating activities:
       Depreciation and amortization                                       1,009              1,105
       Non-cash interest expense                                             443                  8
       Provision for losses on accounts receivable and
         inventories                                                        (198)               801
       Minority interest                                                      (9)               (37)
       Changes in operating assets and liabilities:
         Accounts receivable                                              (4,025)             1,829
         Costs and estimated earnings in excess of billings on
           uncompleted long-term contracts                                   (75)             3,578
       Inventories                                                          (861)            (2,536)
       Prepaid expenses and other assets                                  (1,150)               (84)
       Other assets                                                         --                   23
       Accounts payable                                                      585             (1,522)
       Billings in excess of costs and estimated earnings on
           uncompleted long-term contracts                                  (365)               379
       Customer deposits                                                     419              1,249
       Accrued income taxes                                                 --                 (654)
       Other accrued liabilities                                             884                204
                                                                        --------           --------

Net cash (used in)/provided by operating activities                       (4,599)             6,100
                                                                        --------           --------

Cash flows from investing activities:
     Acquisition of equipment                                               (271)              (212)
     Capitalized software development costs                                 (973)              (326)
                                                                        --------           --------
Net cash used in investing activities                                     (1,244)              (538)
                                                                        --------           --------

Cash flows from financing activities:
     Borrowings under credit facility                                      1,200             24,024
     Payments under credit facility                                         (600)           (25,417)
     Repayment of long-term bonds                                           (275)              (275)
     Cash equivalents restricted for letters of credit                     2,620             (5,241)
     Proceeds from issuance of common stock / warrants                        51                 20
     Deferred finance charges/other                                         (272)                (6)
                                                                        --------           --------
Net cash provided by/(used in) financing activities                        2,724             (6,895)
                                                                        --------           --------

Effect of exchange rate changes on cash                                      (15)               150
                                                                        --------           --------
Net decrease in cash and cash equivalents                                 (3,134)            (1,183)
Cash and cash equivalents at beginning of period                           4,305              2,261
                                                                        --------           --------
Cash and cash equivalents at end of period                              $  1,171           $  1,078
                                                                        ========           ========

Supplemental schedule of cash flow information:
     Interest paid                                                           582                351
     Income taxes paid                                                        64              1,567


Supplemental information on noncash operating and investing activities:
=================================================================
   During the thirty-nine weeks ended November 28,2003, the Company reclassified $353 from inventory to capitalized software.

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

         The accompanying consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

         Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year's results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 2003. Certain reclassifications have been made to the fiscal 2003 financial statements to conform with the fiscal 2004 presentation.

2.       Earnings Per Share

         Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share", is as follows:



                                Thirteen Weeks Ended November 28, 2003               Thirteen Weeks Ended November 22, 2002
                                --------------------------------------               --------------------------------------
                              Loss            Shares            Per Share         Income             Shares          Per Share
                           (Numerator)     (Denominator)         Amount         (Numerator)       (Denominator)       Amount
                           -----------     -------------         ------         -----------       -------------       ------
                                              (amounts in thousands, except share and per share information)
Basic EPS

Net (loss)/earnings
  available to common
  stockholders              $(704)          7,168,000           $(0.10)            $436             7,153,000            $0.06

Effect of dilutive
  securities
         Options                -                   -                                                  23,000
         Warrants               -                   -                                                 305,000

Diluted EPS

Net (loss)/earnings
  available to common
  stockholders
  plus assumed
  conversions               $(704)          7,168,000           $(0.10)            $436             7,481,000            $0.06





                              Thirty-nine Weeks Ended November 28, 2003           Thirty-nine Weeks Ended November 22, 2002
                              -----------------------------------------           -----------------------------------------
                              Loss            Shares            Per Share         Income             Shares          Per Share
                           (Numerator)     (Denominator)         Amount         (Numerator)       (Denominator)       Amount
                           -----------     -------------         ------         -----------       -------------       ------
                                              (amounts in thousands, except share and per share information)
Basic EPS

Net (loss)/earnings
  available to common
  stockholders           $ (1,256)          7,168,000           $(0.18)          $1,757             7,153,000            $0.25

Effect of dilutive
  securities
         Options                -                   -                                                  32,000
         Warrants               -                   -                                                 308,000

Diluted EPS

Net (loss)/earnings
  available to common
  stockholders
  plus assumed
  conversions            $ (1,256)          7,168,000           $(0.18)          $1,757             7,493,000            $0.23

At November 28, 2003 there were stock options to purchase the Company's common stock totaling 412,000 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,653,000 shares if fully converted to common shares. Upon each conversion of the Note, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note were to be converted into common shares, warrants for an additional 165,000 shares would be issued, bringing the total shares to be issued to 1,818,000. Additionally, at November 28, 2003, there were warrants to purchase the Company's stock totaling 1,241,000 shares. None of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.

At November 22, 2002, there were employee stock options to purchase the Company's stock totaling 329,000 shares which were not included in the computation of diluted earnings per share, as the effect of such options would be anti-dilutive.


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

         At November 28, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).


                                                                                 Thirteen Weeks Ended
                                                                                 --------------------
                                                                     November 28, 2003          November 22, 2002
                                                                     -----------------          -----------------
Net (loss)/income,
   as reported                                                           $  (704)                     $  436

Less:  stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                    (10)                        (69)
                                                                         -------                      ------

Net (loss)/income, pro forma                                             $  (714)                     $  367

(Loss)/earnings per share of common stock-basic:
         As reported                                                     $ (0.10)                     $  .06
         Pro forma                                                       $ (0.10)                     $  .05

(Loss)/earnings per share of common stock--diluted:
         As reported                                                     $ (0.10)                     $  .06
         Pro forma                                                       $ (0.10)                     $  .05





                                                                                 Thirty-nine Weeks Ended
                                                                                 ------------------------
                                                                     November 28, 2003          November 22, 2002
                                                                     -----------------          -----------------
Net (loss)/income,
   as reported                                                           $(1,256)                     $1,757

Less:  stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                    (30)                       (206)
                                                                         -------                      ------

Net (loss)/income, pro forma                                             $(1,286)                     $1,551

(Loss)/earnings per share of common stock-basic:
         As reported                                                     $ (0.18)                     $  .25
         Pro forma                                                       $ (0.18)                     $  .22

(Loss)/earnings per share of common stock--diluted:
         As reported                                                     $ (0.18)                     $  .23
         Pro forma                                                       $ (0.18)                     $  .21

-------------------------------------------------------------------------------------------------------------------

There were no grants of stock options during the thirty-nine weeks ended November 28, 2003 or November 22, 2002.


4.       Accounts Receivable

         The components of accounts receivable are as follows:


                                                                              November 28,      February 28,
                                                                                 2003               2003
                                                                              ------------      ------------
                                                                                 (amounts in thousands)

U.S. Government receivables billed and unbilled contract costs subject to
    negotiation                                                                $  4,060           $  2,719

U.S. commercial receivables billed                                                1,342              2,002
International receivables billed and unbilled contract costs subject to
    negotiation                                                                  15,262             11,918
                                                                               --------           --------
                                                                                 20,664             16,639
Less allowance for doubtful accounts                                               (380)              (446)
                                                                               --------           --------
                                                                               $ 20,284           $ 16,193
                                                                               ========           ========



U.S. Government receivables billed and unbilled contract costs subject to negotiation:

         Unbilled contract costs subject to negotiation as of November 28, 2003 and February 28, 2003, primarily represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $2,899,000 were recorded beginning in fiscal year 2002 and include $1,691,000 recorded during fiscal year 2003 and $833,000 during fiscal year 2004. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government's Technical Report that questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. The Company considers the recorded costs to be realizable due to the fact that they relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. Additionally, the Company is currently preparing an update to the claim to incorporate additional spending related to the claim items. During the thirteen weeks ended November 28, 2003, this customer, citing failure to deliver product within contract terms, began assessing liquidated damages by offsetting progress payments due the Company under the contract. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition for an estimated amount to cover a delay through the extended delivery period.

International receivables billed and unbilled contract costs subject to negotiation:

         International receivables billed includes $700,000 at November 28, 2003 and February 28, 2003, respectively, related to a contract with the Royal Thai Air Force ("RTAF").

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

         The open balance of $700,000 due on the contract represents the total net exposure to the Company on this contract. On June 16, 2003, the Company's Thai attorneys filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute. This document is currently being translated into English. In December 2003 the Company and the RTAF both picked arbitrators to represent them in the dispute, although no date has yet been set for the Arbitration proceedings. Since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company continues to enjoy a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for the trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began, so it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future sales to the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

         Unbilled contract costs subject to negotiation represent claims made or to be made against an international customer for two contracts covering 1997 to the present. Trade and claims receivables and resulting revenue aggregating $10,269,000 have been recorded, including $819,000 recorded in the current quarter. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2004. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. As a related item, during the third quarter of fiscal 2000, this international customer, citing failure to deliver product within contract terms, assessed liquidated damages totaling approximately $1,600,000 on the two contracts. The Company disputes the basis for these liquidated damages and plans to contest them vigorously. However, following generally accepted accounting principles, the Company has reduced contract values and corresponding revenue recognition by approximately $1,600,000.

         On July 20, 2001, the Company was notified by the international customer that it was terminating the centrifuge contract, which was approximately 90% complete. The termination included a request for the refund of advance milestone payments made to date.

         The Company is currently mediating and arbitrating the disputes which have arisen under the two contracts in the United Kingdom but is unable to assess the ultimate impact of either the termination or the balance due on the contracts on its operations and financial condition.

         With respect to the centrifuge contract, based on witness statements, expert reports and other facts, the Company believes that it has a reasonable basis to refute the concerns of the U.K. Ministry of Defense. The Company has installed seven centrifuges in the last 15 years at various locations throughout the world and the Company is unaware of any accidents or injuries caused by the operation of these centrifuges. The Company does not plan to reduce the carrying value of the trade and claims receivables until all unresolved matters have been properly adjudicated in the arbitration proceedings.

5.       Inventories

         Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $514,000 and $646,000 at November 28, 2003 and February 28, 2003, respectively):



                                            November 28,       February 28,
                                               2003               2003
                                            ------------       ------------
                                               (amounts in thousands)
                  Raw materials              $  336              $  322
                  Work in Process             6,667               5,629
                  Finished Goods              2,131               2,543
                                             ------              ------

                       Total                 $9,134              $8,494
                                             ======              ======


6.       Stockholders' Equity

         The components of stockholders' equity at February 28, 2003 and November 28, 2003 were as follows:



                                                           (amounts in thousands, except share information)
                                               Common Stock          Additional     Accumulated
                                                                       Paid in      Other Comp.      Retained
                                            Shares       Amount        Capital          Loss         Earnings        Total
                                            ------       ------      ----------     -----------      --------        -----

Balance at February 28, 2003              7,157,239        $358        $9,331          $(169)        $16,387        $25,907

Net loss for the thirty-nine weeks
   ended November 28, 2003                        -           -             -               -         (1,256)        (1,256)
Foreign currency translation
  adjustment                                      -           -             -            (15)              -            (15)
Total comprehensive loss                          -           -             -            (15)         (1,256)        (1,271)

Shares issued in connection with
employee stock option plans                  11,000           1            50              -               -             51
                                          ---------        ----        ------          -----         -------        -------


Balance at November 28, 2003              7,168,239        $359        $9,381          $(184)        $15,131        $24,687
                                          =========        ====        ======          =====         =======        =======

7.       Long Term Debt

         The following table lists the long-term debt and other long-term obligations of the Company as of November 28, 2003.

                                                        Payments due by Period

Obligation                        Total        Less than 1 Year     1-3 Years      4-5 Years     After 5 Years
----------                        -----        ----------------     ---------      ---------     -------------
Current Portion of
Long Term Debt                   $     275       $         275      $      -      $      -           $     -
Long-term Debt                       1,200                   -         1,200             -                 -

Capital Leases                           9                   6             3             -                 -
Subordinated debt, net of
   unamortized
   discount of $2,477                7,593                   -             -             -             7,593
Long term bonds                      4,370                   -           825           550             2,995
                                 ---------       -------------      --------      --------           -------
Total Obligations                $  13,447       $         281      $  2,028      $    550           $10,588
                                 =========       =============      ========      ========           =======


       At November 28, 2003, the Company was in violation of three of its financial covenants in connection with its Bank Credit Agreement and two of its covenants in connection with its Convertible Note and Warrant Purchase Agreement. These violations occurred as a result of the second and third quarter fiscal 2004 net losses. As of the date of this Quarterly Report on Form 10-Q, the Company has obtained waivers for these covenant violations from both the Bank and the Note holder.

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


                                                                        Industrial
                                                       ATS                Group                Total
                                                       ---              ----------             -----
                                                                (amounts in thousands)
Thirteen weeks ended November 28, 2003
Net Sales                                            $  4,029            $  3,086            $  7,115
Interest Expense                                          343                  84                 427
Depreciation and Amortization                             282                 246                 528
Operating loss                                           (286)               (153)               (439)
Income Tax Benefit                                        179                  67                 246
Goodwill and Intangibles                                  477                --                   477
Identifiable Assets                                    30,491               7,491              37,982
Expenditures For Segment Assets                            55                   9                  64

Thirteen weeks ended November 22, 2002
Net Sales                                            $ 10,137            $  2,025            $ 12,162
Interest Expense                                           87                  29                 116
Depreciation and Amortization                             330                  98                 428
Operating Income/(Loss)                                 1,730                (489)              1,241
Income Tax Provision/(Benefit)                            427                (135)                292
Goodwill and Intangibles                                  477                  --                 477
Identifiable Assets                                    26,350               7,579              33,929
Expenditures For Segment Assets                            82                  21                 103

Reconciliation to consolidated amounts                  2003                 2002

   Segment Assets                                    $ 38,459            $ 34,406
   Corporate Assets                                    10,055              13,948
                                                     --------            --------

   Total Assets                                      $ 48,514            $ 48,354
                                                     ========            ========
   Segment operating (loss)/income                   $   (439)           $  1,241
   Less interest expense                                 (427)               (116)
   Less income taxes benefit/(expense)                    246                (292)
                                                     --------            --------
Total (loss)/profit for segments                         (620)                833

Corporate home office expenses                           (261)               (367)
Interest and other expenses                               140                (174)
Income tax benefit                                         34                 138
Minority interest                                           3                   6
                                                     --------            --------
Net (loss)/income                                    $   (704)           $    436
                                                     ========            ========



                                                                        Industrial
                                                       ATS                Group                Total
                                                       ---              ----------             -----
                                                                (amounts in thousands)
Thirty-nine weeks ended November 28, 2003
Net Sales                                            $  9,690            $  8,307            $ 17,997
Interest Expense                                          937                 257               1,194
Depreciation and Amortization                             731                 722               1,453
Operating Income                                          (51)                363                 312
Income Tax (Benefit)/Provision                           (304)                154                (150)
Goodwill and Intangibles                                  477                --                   477
Identifiable Assets                                    30,491               7,491              37,982
Expenditures For Segment Assets                           215                  56                 271

Thirty-nine weeks ended November 22, 2002
Net Sales                                            $ 27,255            $  7,155            $ 34,410
Interest Expense                                          319                  63                 382
Depreciation and Amortization                             788                 272               1,060
Operating Income/(Loss)                                 4,735                (764)              3,971
Income Tax Provision/(Benefit)                          1,192                (219)                973
Goodwill and Intangibles                                  477                --                   477
Identifiable Assets                                    26,350               7,579              33,929
Expenditures For Segment Assets                           174                  38                 212

Reconciliation to consolidated amounts                  2003               2002


   Segment Assets                                    $ 38,459            $ 34,406
   Corporate Assets                                    10,055              13,948
                                                     --------            --------

   Total Assets                                      $ 48,514            $ 48,354
                                                     ========            ========
   Segment operating income                          $    312            $  3,971
   Less interest expense                               (1,194)               (382)
   Less income taxes benefit/(expense)                    150                (973)
                                                     --------            --------
Total (loss)/profit for segments                         (732)              2,616

Corporate home office expenses                           (781)               (914)
Interest and other expenses                               (53)               (324)
Income tax benefit                                        301                 342
Minority interest                                           9                  37
                                                     --------            --------
Net (loss)/income                                    $ (1,256)           $  1,757
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

         Approximately 23% of sales totaling $1,611,000 in the thirteen weeks ended November 28, 2003 were made to two international customers in the ATS segment. Approximately 72% of sales totaling $8,815,000 in the thirteen weeks ended November 22, 2002 were made to one domestic and one international customer in the ATS segment.

         Approximately 30% of sales totaling $5,318,000 in the thirty-nine weeks ended November 28, 2003 were made to one domestic customer and one international customer in the sterilizer and ATS segments respectively. Approximately 67% of sales totaling $23,198,000 in the thirty-nine weeks ended November 22, 2002 were made to one domestic and one international customer in the ATS segment.

         Included in the segment information for the thirteen weeks ended November 28, 2003 are export sales of $4,382,000. Of this amount, there are sales to or relating to governments or commercial accounts in Venezuela ($1,050,000), the United Kingdom ($818,000), and Malaysia ($793,000). Sales to
the U.S. Government and its agencies were negligible for the period.

         Included in the segment information for the thirteen weeks ended November 22, 2002 are export sales of $8,113,000. A significant portion of this amount consisted of sales to a government account in Malaysia of $6,345,000. In addition, sales to the U.S. Government and its agencies aggregated $1,150,000 for the period.

         Included in the segment information for the thirty-nine weeks ended November 28, 2003 are export sales of $10,019,000. Of this amount, there are sales to or relating to commercial accounts in Malaysia ($2,887,000) and Venezuela ($1,050,000). Sales to the U.S. Government and its agencies aggregated $624,000 for the period.

         Included in the segment information for the thirty-nine weeks ended November 22, 2002 are export sales of $12,150,000. Of this amount, there are sales to or relating to commercial or government accounts in Malaysia of $6,345,000 and China of $2,301,000. In addition, sales to the U.S. Government and its agencies aggregated $2,585,000 for the period.



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

         Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

Results of Operations
Thirteen weeks ended November 28, 2003 compared to thirteen weeks ended November 22, 2002.

Net Income.

         The Company had a net loss of $704,000, or ($0.10) per share (diluted), during the third quarter of fiscal 2004 versus a net income of $436,000, or $.06 per share (diluted), for the third quarter of fiscal 2003, representing a decrease of $1,140,000 or 261.5%. This decrease was due to a significant decrease in sales and gross profit margin partially offset by reduced selling, general and administrative and research and development expenses and an income tax benefit.

Sales.

         Sales for the third quarter of fiscal 2004 were $7,115,000 as compared to $12,162,000 for the third quarter of fiscal 2003, a decrease of $5,047,000 or 41.5%. The primary contributors to the sales decrease were reduced revenues for international ATS (down $3,731,000) as the prior year quarter included a significant amount of start-up revenue for a centrifuge project in Malaysia, and reduced sales of entertainment products(down $2,389,000) due to the completion of a major entertainment project. Providing partial offsets were increased domestic sterilizer sales, which benefited from a new Ethylene Oxide ("ETO") sterilizer project and increased domestic and international environmental sales from various projects.

Domestic Sales.

         Overall, domestic sales in the third quarter of fiscal 2004 were $2,775,000 as compared to $2,899,000 in the third quarter of fiscal 2003, a decrease of $124,000 or 4.3%, as a significant reduction in entertainment sales was only partially offset by increases across the board in all businesses with the strongest performance in sterilizers and environmental. Domestic sales represented 39.0% of the Company's total sales in the third quarter of fiscal 2004, up from 23.8% for the third quarter of fiscal 2003. Sales to the U.S. Government in the third quarter of fiscal 2004 were negligible as compared to $1,150,000 in the third quarter of fiscal 2003, and represented 0.0% of total sales in the third quarter of fiscal 2004 versus 9.5% for the third quarter of fiscal 2003.

International Sales.

         International sales for the third quarter of fiscal 2004 were $4,382,000 as compared to $8,113,000 in the third quarter of fiscal 2003, a decrease of $3,731,000 or 46.0%, and represented 61.0% of total sales, as compared to 66.7% in the third quarter of fiscal 2003. Throughout the Company's history, most of the sales for Aircrew Training Systems have been made to international customers. In the thirteen weeks ended November 28, 2003, international sales totaling at least ten percent of total international sales were made to Venezuela ($1,050,000), the United Kingdom ($818,000), and Malaysia ($793,000). In the thirteen weeks ended November 22, 2002, international sales totaling at least ten percent of total international sales were made to Malaysia ($6,345,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

         Gross profit for the third quarter of fiscal 2004 was $1,774,000 as compared to $3,579,000 in the third quarter of fiscal 2003, a decrease of $1,805,000 or 50.4%. This decrease reflected the decrease in sales coupled with a 4.5 percentage point decrease in the gross profit rate as a percent of sales. The reduced gross profit rate as a percent of sales reflected reductions primarily in entertainment, simulation and ATS sales coupled with a higher mix of lower margin environmental sales.

Selling and Administrative Expenses.

         Selling and administrative expenses for the third quarter of fiscal 2004 were $2,330,000 as compared to $2,437,000 in the third quarter of fiscal 2003, a decrease of $107,000 or 4.4% primarily reflecting decreased advertising, trade show and legal costs.

Research and Development Expenses.

         Research and development expenses, which are charged to operations as incurred, were $144,000 for the third quarter of fiscal 2004 as compared to $268,000 for the third quarter of fiscal 2003, reflecting a decrease of $124,000 or 46.3%. The reduction primarily reflected reduced activity in the Company's Turkish subsidiary. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Interest Expense.

         Interest expense for the third quarter of fiscal 2004 was $425,000 as compared to $116,000 for the third quarter of fiscal 2003, representing an increase of $309,000 or 266.4%. This increase reflected interest charges at a higher effective interest rate for the Company's subordinated debt borrowed in February 2003 (including amortization of debt discounts arising out of the beneficial conversion option and associated warrants issued) and amortization of deferred financing costs for the Company's February 2003 refinancing.

Other Income/Expense, Net

     Other income/expense, net, was income of $138,000 for the third quarter of fiscal 2004 versus a net expense of $174,000 for the third quarter of fiscal 2003, a decrease of $312,000 or 179.3%. The current period reflected the positive net impact of $283,000 for an insurance reimbursement partially offset by international letter of credit and domestic bank charges.

Provision for Income Taxes.

         The Company's tax benefit for the third quarter of fiscal 2004 reflected an estimated 30% rate domestically and a consolidated estimated rate of 28.4%. The lower than statutory effective tax rate domestically reflects the ongoing effect of offsetting research and development tax credits. The international rate reflects a recalculation in ETC Europe, a subsidiary of the Company, of the estimated tax loss carry-forward which will be used to offset any current year tax liability. The consolidated rate for the third quarter of fiscal 2003 reflected an estimated rate of 26.3%, reflecting additional research and development tax credits.


Results of Operations
Thirty-nine weeks ended November 28, 2003 compared to thirty-nine weeks ended November 22, 2002.

Net Income.

         The Company had a net loss of $1,256,000, or ($0.18) per share (diluted), during the thirty-nine weeks ended November 28, 2003, versus net income of $1,757,000, or $.23 per share (diluted), for the thirty-nine weeks ended November 22, 2002, representing a decrease of $3,013,000 or 171.5%. This decrease was due to a significant decrease in sales and gross profit margin partially offset by reduced selling, general and administrative and research and development expenses and an income tax benefit.

Sales.

         Sales in the thirty-nine weeks ended November 28, 2003 were $17,997,000 as compared to $34,410,000 for the thirty-nine weeks ended November 22, 2002, a decrease of $16,413,000 or 47.7%. The primary contributor to the sales decrease was reduced revenues for domestic entertainment (down $16,595,000) due to the completion of a major entertainment project. The Company also experienced reduced international revenues for environmental and ATS sales. The prior period included a significant amount of sales in environmental for projects in China and start-up revenue in ATS for a centrifuge project in Malaysia. Providing partial offsets were increased domestic sterilizer sales (up $3,222,000), which benefited from a new ETO sterilizer project, and increased domestic simulation sales for various projects.

Domestic Sales.

         Overall, domestic sales in the thirty-nine weeks ended November 28, 2003, were $7,355,000 as compared to $19,675,000 for the thirty-nine weeks ended November 22, 2002, a decrease of $12,320,000 or 62.6%. This decrease was primarily due to the decrease in entertainment sales. Domestic sales represented 40.9% of the Company's total sales in the thirty-nine weeks ended November 28, 2003, down from 57.2% for the thirty-nine weeks ended November 22, 2002. Sales to the U.S. Government in the thirty-nine weeks ended November 28, 2003 were $624,000 as compared to $2,585,000 for the thirty-nine weeks ended November 22, 2002, a decrease of $1,961,000, 75.9%, and represented 3.5% of total sales in the thirty-nine weeks ended November 28, 2003 versus 7.5% for the thirty-nine weeks ended November 22, 2002.

International Sales.

         International sales in the thirty-nine weeks ended November 28, 2003 were $10,019,000 as compared to $12,150,000 for the thirty-nine weeks ended November 22, 2002, a decrease of $2,131,000 or 17.5%, and represented 55.6% of total sales in the period ended November 28, 2003, as compared to 35.3% for the thirty-nine weeks ended November 22, 2002. Throughout the Company's history, most of the sales for Aircrew Training Systems have been made to international customers. In the thirty-nine weeks ended November 28, 2003, international sales totaling at least ten percent of total international sales were made to government or commercial accounts in Malaysia ($2,887,000) and Venezuela ($1,050,000). In the thirty-nine weeks ended November 22, 2002, international sales totaling at least ten percent of total international sales were made to commercial or governmental accounts in Malaysia ($6,345,000) and China ($2,301,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

         Gross profit in the thirty-nine weeks ended November 28, 2003 was $5,847,000 as compared to $10,425,000 for the thirty-nine weeks ended November 22, 2002, a decrease of $4,578,000 or 43.9%. This decrease reflected the decrease in sales which was only partially offset by a 2.2 percentage point increase in the gross profit rate as a percent of sales. Increased gross profit rates as a percent of sales were evidenced in domestic sterilizer and simulation and international ATS sales.

Selling and Administrative Expenses.

         Selling and administrative expenses in the thirty-nine weeks ended November 28, 2003 were $6,246,000 as compared to $6,881,000 for the thirty-nine weeks ended November 22, 2002, a decrease of $635,000 or 9.2% as compared to the first half of fiscal 2003, primarily reflecting a reimbursement in the first quarter of fiscal 2004 of prior period legal and claim expenses associated with an arbitration hearing in January 2003. Additional savings were evidenced in the Company's European subsidiary.

Research and Development Expenses.

         Research and development expenses, which are charged to operations as incurred, were $176,000 in the thirty-nine weeks ended November 28, 2003 as compared to $487,000 for the thirty-nine weeks ended November 22, 2002, reflecting a decrease of $311,000 or 63.9%. This decrease reflected government grants in our Turkish subsidiary under a government research award for work on our multi-axis centrifuge tactical flight simulator. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Interest Expense.

         Interest expense in the thirty-nine weeks ended November 28, 2003 was $1,192,000 as compared to $382,000 for the thirty-nine weeks ended November 22, 2002, representing an increase of $810,000 or 212.0%. This increase reflected interest charges at a higher effective interest rate for the Company's subordinated debt borrowed in February 2003 (including amortization of debt discounts arising out of the beneficial conversion option and associated warrants issued) and amortization of deferred financing costs for the Company's February 2003 refinancing.

Other Income/Expense, Net

     Other income/expense, net, was income of $51,000 for the thirty-nine weeks ended November 28, 2003 versus a net expense of $324,000 for the thirty-nine weeks ended November 22, 2002, a decrease of $375,000 or 115.7%. The current period reflected the positive net impact of $283,000 for an insurance reimbursement partially offset by international letter of credit and domestic bank charges.

Provision for Income Taxes.

         The Company's tax provision in the thirty-nine weeks ended November 28, 2003 reflected an estimated 30.0% rate domestically and a consolidated estimated rate of 26.3%. The lower than statutory effective tax rate domestically reflects the ongoing effect of offsetting research and development tax credits. The international rate reflects a recalculation in ETC Europe, a subsidiary of the Company, of the estimated tax loss carry-forward which will be used to offset any current year tax liability. The consolidated rate for the thirty-nine weeks ended November 22, 2002 reflected an estimated rate of 26.8% reflecting additional research and development tax credits.

Liquidity and Capital Resources

         During the thirty-nine weeks ended November 28, 2003, the Company used $4,599,000 to support operating activities. This was primarily the result of the net loss coupled with an increase in accounts receivable, prepaid expenses and inventory. Acting as partial offsets were non-cash expenses and an increase in accrued liabilities, accounts payable and customer deposits. Generally speaking, the cash usage reflected significant period end billings on large international contracts and a build-up in inventory of costs for contracts that were not finished by the end of the period, partially offset by an increase in various liability accounts.

         The Company's investing activities used $1,244,000 during the thirty-nine weeks ended November 28, 2003, which consisted of purchases of capital equipment and capitalized software.

         The Company's financing activities generated $2,724,000 during the thirty-nine weeks ended November 28, 2003, consisting of a reduction in the Company's cash collateral restricted cash account and net borrowings on the Company's bank line. The cash collateral account serves as security for any of the Company's international letters of credit that are not covered under the Company's bank facility.

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

         The terms and conditions of the revolving loan and the line of credit are set forth in a Credit Agreement, as amended, between the Company and PNC Bank. Availability under both the main facility and the EXIM facility are determined each month based on a borrowing base consisting of a portion of the Company's receivables, inventory and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings on uncompleted long-term contracts. As of November 28, 2003, availability under the $14,800,000 revolving facility was $7,626,000, of which the Company had utilized $7,157,000, and availability under the EXIM facility was $328,000, which was fully available.

         The obligations of the Company to PNC Bank under the Credit Agreement are secured by a first priority lien on and senior security interest in all of the assets of the Company, including all real property owned by the Company.

         At November 28, 2003, the Company was in violation of three of its financial covenants in its Bank Credit Agreement and two of its covenants in its Convertible Note and Warrant Purchase Agreement. These violations occurred as a result of the second and third quarter fiscal 2004 net losses. As of the date of this Quarterly Report on Form 10-Q, the Company has obtained waivers for these covenant violations from both the Bank and the Note holder. Notwithstanding the covenant violations at November 28, 2003, it is the opinion of management based on the current sales backlog, forecasted new contract bookings and claim arbitration discussions that it is not probable that the Company will have additional covenant violations going forward. However, should there be unforeseen delays in completing existing contracts, should the receipt of new contracts be delayed, or should arbitration discussions be delayed or extended, it is possible that additional covenant violations may occur.

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

         To fund its operations, the Company plans to utilize cash from operations, potential arbitration proceeds as well as additional cash available under the revolving and EXIM facilities as the borrowing base expands and international letters of credit expire. The Company believes that cash generated from operating activities as well as future availability under its credit agreement will be sufficient to meet its future obligations for the foreseeable future.

         The following table presents our contractual cash flow commitments on long-term debt and operating leases.

                                                      Payments Due by Period (in thousands)
                                                      -------------------------------------
                                                 Less Than
                                  Total            1 Year        1-3 Years     4-5 Years       After 5 Years
                                  -----            ------        ---------     ---------       -------------
Long-term debt, including
   current maturities            $13,447            $281          $2,028          $550           $10,588
Operating leases                     343             168             175             -                 -
                                 -------            ----          ------          ----           -------
Total                            $13,790            $449          $2,203          $550           $10,588

Contract Claims

         Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. As of November 28, 2003, claims recorded against the U.S. Government totaled $2,899,000 and claims recorded against an international customer totaled $10,269,000.

         Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2004. In conformity with accounting principles generally accepted in the United States, revenue recorded by the Company from a claim may not exceed the incurred contract costs related to the claim.

         In November 2003, the U.S. Government completed an audit of one of the company's claims, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government's Technical Report that questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. The Company considers the recorded costs to be realizable due to the fact that they relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. Additionally the Company is currently preparing an update to the claim to incorporate additional spending related to the claim items. During the 13 weeks ended November 28, 2003 this customer, citing failure to deliver product within contract terms, began assessing liquidated damages by offsetting progress payments due the Company under the contract. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, following accounting principles generally accepted in the United States, the Company has reduced contract values and corresponding revenue recognition for an estimated amount to cover a delay through the extended delivery period.

         With respect to the claims filed against an international customer, the Company is currently mediating and arbitrating the disputes that have arisen under two contracts with one of its international customers in the United Kingdom but is unable to assess the ultimate impact of either the termination or the arbitration on current operations and financial condition.

         Based on witness statements, expert reports and other facts, the Company believes that it has a reasonable basis to refute the concerns of the U.K. Ministry of Defense. The Company has installed seven centrifuges in the last 15 years at various locations throughout the world and the Company is unaware of any accidents or injuries caused by the operation of these centrifuges. To the extent the Company is unsuccessful in further recovery of contract costs, such an event could have a material adverse effect on the Company's liquidity and results of operations. The Company does not plan to reduce the carrying value of the claim until all unresolved matters have been properly adjudicated in the arbitration proceedings.

         The Company has an open receivable balance of $700,000 due from the RTAF. This amount represents the total net exposure to the Company on this contract. On June 16, 2003, the Company's Thai attorneys filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on the contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute. This document is currently being translated into English. In December 2003 the Company and the RTAF both picked arbitrators to represent them in the duspute, although no date has yet been set for the Arbitration proceedings. Since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company has enjoyed a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began, and it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment under this contract.

Backlog

         The Company's sales backlog at November 28, 2003 and February 28, 2003, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $11,968,000 and $21,454,000 respectively. In addition, the Company's training, maintenance and upgrade contracts backlog at November 28, 2003, and February 28, 2003, for work to be performed and revenue to be recognized after that date under written agreements was approximately $3,582,000 and $3,931,000 respectively. Of the November 28, 2003 backlog, approximately $6,513,000 was under contracts for ATS products including $3,785,000 for the Royal Malaysian Air Force.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 4. Controls and Procedures.

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 28, 2003 (the "Evaluation Date"), and, based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

         In June 2003, Entertainment Technology Corporation, a wholly-owned subsidiary of the Company, filed suit against Walt Disney World Co. and other entities ("Disney") in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride "Mission: Space" located in Disney's Epcot Center. In response, in August 2003, Disney filed counterclaims against both Entertainment Technology Corporation and the Company (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $150,000. Entertainment Technology Corporation and the Company believe that they have valid defenses to each of Disney's counterclaims and intend to vigorously defend against these counterclaims. At this time, however, discovery is still ongoing and Entertainment Technology Corporation and the Company are unable to predict the outcome of this matter.

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on September 11, 2003 the following proposal was adopted by the vote specified below. No other matters were submitted to a vote of security holders at the Annual Meeting.

         Proposal One: To elect five directors to serve until successors have been elected and qualified.



                                                              Abstentions and
          Nominee                    For        Withheld      Broker Non-votes
         ---------------------------------------------------------------------
         George K. Anderson      6,026,023         2,200            0

         Howard W. Kelley        6,026,023         2,200            0

         H.F."Gerry"Lenfest      6,026,023         2,200            0

         William F. Mitchell     5,736,928       293,515            0

         Pete L. Stephens        6,026,023         2,200            0

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

31.1              Certification dated January 12, 2004 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2              Certification dated January 12, 2004 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32                Certification dated January 12, 2004 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.


         (b) Reports on Form 8-K

         On October 15, 2003, the Company filed a Current Report on Form 8-K reporting its financial results for the second quarter of fiscal 2004.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ENVIRONMENTAL TECTONICS CORPORATION
                            (Registrant)

Date:   January 12, 2004     By: /s/ William F. Mitchell
                                 -------------------------------------
                                 William F. Mitchell
                                 President and Chief
                                 Executive Officer
                                 (Principal Executive Officer)


Date:   January 12, 2004     By: /s/ Duane Deaner
                                 -------------------------------------
                                 Duane Deaner,
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)