Form 10-K
period 2004-02-27
ENVIRONMENTAL TECTONICS CORP
filed 2004-05-27
CIK 33113

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  for the fiscal year ended February 27, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 1-10655

                       ENVIRONMENTAL TECTONICS CORPORATION
                       -----------------------------------

                  Pennsylvania                                      23-1714256
------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                 organization)

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

                   Yes  [ ]               No  [X]

         As of May 14, 2004, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $46,503,000 based upon the closing sale price of the registrant's common stock on the American Stock Exchange of $8.59 on such date. See footnote (1) below.

         As of May 14, 2004, there were 7,634,910 shares of the registrant's common stock issued and outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's 2004 Annual Report to Stockholders are incorporated by reference in Part II, Items 5, 6, 7, and 8.

             Index to Exhibits appears after page 20 of this Report

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

                       ENVIRONMENTAL TECTONICS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                FEBRUARY 27, 2004

                                TABLE OF CONTENTS
PART I
   ITEM 1   -   BUSINESS...........................................................................................     1
   ITEM 2   -   PROPERTIES.........................................................................................    10
   ITEM 3   -   LEGAL PROCEEDINGS..................................................................................    11
   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................    11

PART II
   ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS...........................    11
   ITEM 6   -   SELECTED CONSOLIDATED FINANCIAL DATA...............................................................    11
   ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............    11
   ITEM 7A  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................    11
   ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................    12
   ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............    12
   ITEM 9A      CONTROLS AND PROCEDURES ...........................................................................    12

PART III
   ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................    13
   ITEM 11  -   EXECUTIVE COMPENSATION.............................................................................    15
   ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....    15
   ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................    16
   ITEM 14  -   INFORMATION REGARDING THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS.................................    17

PART IV
   ITEM 16  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................    17

   SIGNATURES   ...................................................................................................    20






                                      (i)

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

         These forward-looking statements include statements with respect to our vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about us or our business, and (v) statements preceded by, followed by or that include the words, "may," "could," "should," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond our control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in this Annual Report on Form 10-K, in the section entitled "Risks Related to Our Business." Shareholders are urged to review these risks carefully prior to making an investment in the Company's common stock.

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

                  Aircrew Training Devices. Our aircrew training devices are used for medical research, advanced tactical and physiological flight training, and for the indoctrination and testing of military and commercial pilots. The major devices that we sell in this business segment are military and commercial flight simulators, night vision trainers, water survival training equipment, disorientation training equipment, human centrifuges, ejection seat trainers and vehicle and tank simulators. We provide operational and maintenance services for installed equipment that we manufacture as well as for equipment produced by others.

                  Entertainment Products. Our entertainment products consist of motion-based simulation rides and other products for the education and amusement industries.

                  Disaster Management Simulation. Our Disaster Management Simulation line includes real-time interactive training programs that provide instruction on various disaster situations.

The Aircrew Training System segment generated 61%, 73% and 70% of our consolidated revenues for the fiscal years ended February 27, 2004, February 28, 2003 and February 22, 2002, respectively.

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

Sales of Industrial Group products generated 39%, 27% and 30% of our consolidated revenues for the years ended February 27, 2004, February 28, 2003 and February 22, 2002, respectively.

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

MARKETING

We currently market our products and services primarily through our sales offices and employees. At February 27, 2004, approximately 21 employees were committed to sales and marketing functions. We use branch offices in the United Kingdom, the Middle East, and Asia as well as the services of approximately 100 independent sales organizations in seeking foreign orders for our products.

PRODUCT DEVELOPMENT

We are continually developing new products and improving existing products in response to inquiries from customers and in response to our determination that particular products should be produced or significantly improved. Although we do not have a separate research and development group, we have several technical personnel whose main activity is the development and integration of new technologies into our existing products. These personnel include the Vice-President Engineering Manager and the Vice-President of Development whose additional responsibility is the introduction of product extensions and new applications of existing technology.

Within the Aircrew Training Systems segment, product development emphasizes enhancing control systems and software graphics and exploring commercial possibilities. Our product development efforts focus on two areas:

      - Disaster Management Simulation. We are nearing completion of a major contract from the City of Chicago to develop, install and maintain a computer-based Incident Command Simulator. Additionally, we are completing orders from respected fire schools throughout the world for simulation products. We will continue to explore product applications and extensions to our intelligent virtual reality products.

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

         Our wholly owned subsidiary, Entertainment Technology Corporation ("EnTCo"), develops and manages our entertainment projects. Product development in this class emphasizes the educational and amusement entertainment applications of our ATS simulation technology.

         We reported research and development expenses of $358,000, $636,000 and $600,000 for the fiscal years ended February 27, 2004, February 28, 2003 and February 22, 2002, respectively. However, most of the cost of our research efforts, which were and continue to be a significant cost of our business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

SUBSIDIARIES

We presently have three operating subsidiaries. Entertainment Technology Corporation, our wholly owned subsidiary, is a Pennsylvania corporation that focuses on the development, manufacturing and distribution of our entertainment products. ETC-PZL Aerospace Industries, our 95%-owned subsidiary, is a Polish corporation that manufactures simulators. ETC-Europe, our 99%-owned subsidiary, is a United Kingdom corporation that focuses on generating international sales. We also have a wholly-owned subsidiary, ETC International Corporation, a Barbados corporation that serves as a foreign sales corporation for federal income tax purposes. ETC-Delaware, our wholly-owned subsidiary, is a Delaware corporation that serves as a holding company.

SUPPLIES

The components being used in the assembly of systems and the parts used to manufacture our products are purchased from equipment manufacturers, electronics supply firms and others. Historically, we have had no difficulty in obtaining supplies. Further, all raw materials, parts, components and other supplies which we use to manufacture our products can be obtained at competitive prices from alternate sources should existing sources of supply become unavailable.

PATENTS AND TRADEMARKS

         We presently hold the following patents which we deem significant to our operations:

         Patent Number                                Title                           Expiration Date
         -------------                                -----                           ---------------
         4,710,128           "Spatial Disorientation Trainer - Flight Simulator"           12/1/04
         4,818,001           "Chamber Door Lock"                                            4/4/06
         5,051,094           "G-Force Trainer"                                             9/24/08

We also hold a trademark on our logo, ETC(R), as well as on the following products:

         BARA-MED(R):        Medical hyperbaric chamber
         CAS(R):             Conditioned Air Supply
         DATAPRINT(R):       Digital printer for sterilizers
         GAT-II(R):          General Aviation Trainer
         G-LAB(R):           Human Centrifuge
         GYROLAB(R):         Spatal disorientation device
         GYRO-1(R):          Multi-purpose Basic Instrument Flight Trainer
         PRO-GENESIS(R):     Control unit/column for sterilizers
         THE RIDE WORKS(R):  Facility for manufacture of amusement and entertainment rides to the order and specification of others.

CUSTOMERS

In the current fiscal year and throughout most of our history, we have made a substantial portion of sales to a small number of customers that vary within any given fiscal year. We do not depend upon repeat orders from these same customers. We sell our aircrew training systems principally to U.S. and foreign governmental agencies. We sell sterilizers and environmental systems to commercial and governmental entities worldwide.

In fiscal 2004, our major customers included the Royal Malaysian Air Force and the United Kingdom, generating revenues of $2,874,000 and $2,840,000, respectively. These companies do not have any relationship with us other than as customers. We expect to continue to conduct business with these customers in fiscal 2005.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

During the fiscal years ended February 27, 2004, February 28, 2003 and February 22, 2002, approximately $1,717,000 (7%), $4,626,000 (11%) and $1,194,000 (4%),
respectively, of our net revenues were attributable to contracts with agencies of the U.S. government or with other customers who had prime contracts with agencies of the U.S. government.

During the fiscal years ended February 27, 2004, February 28, 2003 and February 22, 2002, $15,421,000 (59%), $14,805,000 (34%) and $10,110,000 (31%),
respectively, of our net revenues were attributable to export sales. Our customers' obligations to us with regards to export sales are normally secured by irrevocable letters of credit based on the creditworthiness of the customer and the geographic area of the world in which they are located.

During the fiscal years ended February 27, 2004, February 28, 2003 and February 22, 2002, $8,857,000 (34%), $23,692,000 (55%), and $21,223,000 (65%),
respectively, of our net revenues were attributable to domestic sales to customers other than the U.S. government. (See "Note 9. Business Segment Information" to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference).

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

Our U.S. government contracts contain standard terms permitting termination for the convenience of the U.S. government. In the event of termination of a government contract, we are entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit). We customarily record the amounts that we anticipate to be recovered from termination claims in income as soon as those amounts can be reasonably determined rather than at the time of final settlement. All costs applicable to a termination claim are charged as an offsetting expense concurrently with the recognition of income from the claim.

BACKLOG

Our sales backlog at February 27, 2004 and February 28, 2003, for work to be performed and revenue to be recognized under written agreements after such dates, was $16,914,000 and $21,454,000, respectively. This decline primarily reflected continued production and corresponding percentage of completion revenue recognition in the current fiscal year on two large contracts. In addition, our training, maintenance and upgrade contracts backlog at February 27, 2004 and February 28, 2003, for work to be performed and revenue to be recognized after such dates under written agreements, was $2,637,000 and $3,931,000, respectively. Of the February 27, 2004 backlog, we have contracts for approximately $14,417,000 for aircrew training systems and maintenance support, including $3,798,000 for the Royal Malaysian Air Force. We expect to complete approximately 89% of the February 27, 2004 backlog prior to February 25, 2005, the end of our 2005 fiscal year. Of the February 28, 2003 backlog, we completed approximately 64% by February 27, 2004.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS

We have not incurred during fiscal 2004, nor do we anticipate incurring during fiscal 2005, any material capital expenditures to maintain compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position.

EMPLOYEES

On February 27, 2004, we had 241 full-time employees, of which five were employed in executive positions, 78 were engineers, engineering designers, or draftspeople, 64 were administrative (sales, sales support, accounting, etc.) and clerical personnel, and 94 were engaged principally in production, operations and field support.

                          RISKS RELATED TO OUR BUSINESS

OUR SOURCES OF REVENUES ARE NOT CONSISTENT; IN ANY GIVEN FISCAL YEAR A SUBSTANTIAL PORTION OF OUR REVENUES IS DERIVED FROM A SMALL NUMBER OF CUSTOMERS THAT MAY NOT BE RECURRING CUSTOMERS IN FUTURE YEARS.

         In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of customers. For example, in fiscal 2004 we generated approximately 22% of our revenues from sales to two customers, the Royal Malaysian Air Force and the United Kingdom Ministry of Defense. In fiscal 2003, we generated approximately 57% of our revenues from sales to two customers, the Walt Disney Company and the Royal Malaysian Air Force. In fiscal 2002, we generated approximately 59% of our revenues from sales to two customers, the Walt Disney Company and the Royal Thai Air Force. We cannot be certain that our most significant customers will continue to order our products and services at the same level at which they have ordered them in the past. Due to the expensive nature and highly specialized market for our products and services, if any of these customers stops purchasing our products and services and we are unable to identify new customers in a timely manner, our business will be adversely affected.

OUR SIGNIFICANT DEBT COULD ADVERSELY AFFECT OUR FINANCIAL RESOURCES AND PREVENT US FROM SATISFYING OUR DEBT SERVICE OBLIGATIONS.

         We have a significant amount of indebtedness and may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. At May 14, 2004, our total indebtedness was approximately $14.5 million and our total stockholders' equity was approximately $25.1 million.

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

         A portion of our outstanding indebtedness bears interest at variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities and will adversely affect our leveraged capital structure.

         Subsequent to the end of fiscal 2004, our senior lender advised us that it was considering certain changes to the revolving credit facility including reducing the total facility and requiring us to cash collateralize some or all of the facility. As of the filing date of this Annual Report on Form 10-K, these discussions were still ongoing. (Reference the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.)

COVENANTS AND RESTRICTIONS IN OUR CREDIT FACILITY, AND CHANGES IN THE FACILITY AMOUNT OR STRUCTURE, COULD LIMIT OUR ABILITY TO TAKE CERTAIN ACTIONS OR UTILIZE THE FACILITY TO FUND OPERATIONS.

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

         We must also meet certain financial ratios and tests under our credit facility. If we do not comply with the obligations set forth in the credit facility, it could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. Negative operating results would impact our future compliance with these covenants and could adversely affect our business.

         Subsequent to the end of fiscal 2004, our senior lender advised us that it was considering certain changes to the revolving credit facility including reducing the total facility and requiring us to cash collateralize some or all of the facility. As of the filing date of this Annual Report on Form 10-K, these discussions were still ongoing. (Reference the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.)

OUR OPERATIONS INVOLVE RAPIDLY EVOLVING PRODUCTS AND TECHNOLOGICAL CHANGE.

         The rapid change of technology is a key feature of all of the industries in which our businesses operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through both customer-funded and internally funded research and development, and we expect this practice will continue to be required in the future. We cannot guarantee that we will continue to maintain comparable levels of research and development nor that this development will be customer-funded in the same ratio going forward. Reinvestment of operating funds and profits in an amount greater than currently earned may be required. Even so, we cannot assure you that we will successfully identify new opportunities and continue to have the financial resources required to develop new products profitably. At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

DELAYS IN THE DELIVERY OF OUR PRODUCTS MAY PREVENT US FROM INVOICING OUR COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS.

         In accordance with generally accepted accounting principles for long-term contracts, we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At February 27, 2004, $5.0 million of our costs and estimated earnings that exceeded our billings on uncompleted contracts related to three contracts with three different customers. We are not able to bill these amounts unless we meet certain contractual milestones related to the production, delivery and integration of our products. Thus, there will be a lag normally ranging from 24 to 36 months between performance and associated costs for these types of projects and billing and collection of payments. Our failure to meet these milestones by delivering and integrating our products in a timely manner may impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.

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

IF THE COMMERCIAL SIMULATION BUSINESS CONDUCTED BY OUR AIRCREW TRAINING SYSTEMS SEGMENT DECLINES, OUR SALES WILL DECREASE.

         We have no assurance that our commercial simulation business will continue to succeed. Although our commercial simulation business was minimal in fiscal 2004, this segment historically contributes to our gross revenues in each fiscal year. This business is subject to many risks including:

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

OUR FIXED-PRICE AND COST-REIMBURSABLE CONTRACTS MAY COMMIT US TO
UNFAVORABLE TERMS.

         We provide our products and services primarily through fixed-price or cost-reimbursable contracts. Fixed-price contracts provided approximately 92% of our sales for the fiscal year ended February 27, 2004. Under a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Therefore, unless there are customer-requested changes in scope or other changes in specifications which are reimbursable, we fully absorb cost overruns on fixed-price contracts and this reduces our profit margin on the contract. These cost overruns may result in us recognizing a loss on the contract. A further risk associated with fixed-price contracts is the difficulty of estimating sales and costs that are related to performance in accordance with contract specifications. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause a loss.

         Cost-reimbursable contracts provided 0% of our sales for the fiscal year ended February 27, 2004. On a cost-reimbursable contract, we are paid up to predetermined funding levels determined by our customers our allowable incurred costs and generally a fee representing a profit on those costs, which can be fixed or variable depending on the contract's pricing arrangement. Therefore, on a cost-reimbursable contract we do not bear the risks of unexpected cost overruns. U.S. government regulations require that we notify our customer of any cost overruns or underruns on a cost-reimbursable contract on a timely basis. If we incur costs in excess of the funding limitation specified in a cost-reimbursable contract, we may not be able to recover those cost overruns.

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

OUR COMMERCIAL CONTRACTS ARE SUBJECT TO COMPETITION AND STRICT PERFORMANCE AND OTHER REQUIREMENTS.

         Although significant portions of our revenues are generated from the sale of our services and products in commercial markets, we cannot assure that we will continue to compete successfully in these markets. Many of our commercial contracts contain fixed pricing. This subjects us to substantial risks relating to unexpected cost increases and other factors outside of our control. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts. In addition, a significant portion of our revenues on fixed-price contracts is recognized on a percentage-of-completion basis. This means that we calculate a ratio of costs incurred to costs expected to be incurred for each fixed-price job and then multiply that same ratio by the fixed-price contract value to determine total revenue to be recognized to date for each fixed-price job. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. To the extent that these adjustments result in a loss, reduction or elimination of previously reported profits, we would recognize a charge against current earnings, which could be material and have a negative effect on our business, financial condition or results of operations.

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

THERE ARE CERTAIN RISKS INHERENT IN OUR INTERNATIONAL BUSINESS ACTIVITIES, WHICH CONSTITUTE A SIGNIFICANT PORTION OF OUR BUSINESS.

         Our international business activities expose us to a variety of risks. Our international business accounted for approximately 59% of our sales in fiscal 2004 and 34% of our sales in fiscal 2003. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future. Our international business experiences many of the same risks our domestic business encounters as well as additional risks such as:

         o    the effects of terrorism;

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

         In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the American Stock Exchange listing standards and rules adopted by the Securities and Exchange Commission, we may be required to strengthen our internal controls, hire additional personnel and retain additional outside legal, accounting and advisory services, all of which may cause our general and administrative costs to increase. Although we have not experienced any claims, insurers have increased and are likely to continue to increase premiums as a result of the high claims rates they have incurred with other companies over the past year, and so our premiums for our directors' and officers' insurance policies are likely to increase. Changes in the accounting rules and auditing standards, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we incur and report under generally accepted accounting principles and adversely affect our operating results.

OUR SALES BACKLOG IS NOT NECESSARILY INDICATIVE OF REVENUES THAT WE WILL ACTUALLY REALIZE IN FISCAL YEAR 2005 OR AT ALL.

         We may not actually generate revenues in fiscal 2005 for all items included in our estimated backlog at the end of our 2004 fiscal year. At February 27, 2004, our sales backlog was $19.6 million. While we estimate that approximately 89% of this backlog is expected to be completed prior to the end of our 2005 fiscal year, we are not certain that these projects will be completed so that we can record these revenues by such date, or at all. During fiscal 2004 we shipped approximately 64% of our February 28, 2003 backlog. Our backlog includes the total value of all contracts less the revenue earned on those contracts through the measurement date. Many of our government contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our backlog. Certain of our large contracts provide that we will not receive payment until the services under those contracts are requested and performed. We cannot assure that cancellations or adjustments in the terms of these contracts might not occur.

OUR OPERATIONS COULD BE HURT BY TERRORIST ATTACKS, WAR, DISEASE AND OTHER ACTIVITIES OR OCCURRENCES THAT MAKE AIR TRAVEL DIFFICULT OR REDUCE THE WILLINGNESS OF OUR COMMERCIAL AIRLINE CUSTOMERS TO PURCHASE OUR
SIMULATION PRODUCTS.

         The demand for our various commercial simulation products and services is heavily dependent upon new orders from our commercial airline customers. In the event terrorist attacks, war or other activities or occurrences make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline

THERE IS LIMITED TRADING ACTIVITY IN OUR COMMON STOCK WHICH COULD MAKE IT MORE DIFFICULT FOR OUR INVESTORS TO SELL THEIR SHARES OF OUR COMMON STOCK.

         Our common stock is listed on the American Stock Exchange. However, our average daily trading volume during fiscal 2004 was less than 5,000 shares. This limited trading activity may make it more difficult for investors to sell larger blocks of our common stock at prevailing prices as there are generally a small number of participants in the market for our common stock and such sales may lower the market price of our common stock.

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

         As of May 14, 2004, our directors and executive officers own an aggregate of approximately 47% of our outstanding common stock. Accordingly, these persons, if they act together, will be able to exert control over the direction of our business and affairs.

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

ITEM 3.  LEGAL PROCEEDINGS

In April 2003, Boenning & Scattergood, Inc. ("B&S") filed suit against us in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services that we entered into with a predecessor of B&S (the "B&S Agreement"). B&S alleges that it contacted the investors in our February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S agreement. We have responded to the complaint and have filed a counterclaim for breach of contract and professional malpractice. We believe that we have valid defenses to each of the claims of B&S and we intend to vigorously defend itself against these claims. At this time, however, discovery is ongoing and we are unable to predict the outcome of this matter.

         In June 2003, Associated Mezzanine investors, LLC ("AMI") filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania seeking payment of $196,000 for costs, fees and expenses allegedly due to AMI pursuant to the terms of an agreement which the Company entered into with AMI (the "AMI Agreement"). AMI claimed that it located suitable investors for the Company's February 2003 financing transaction and that it earned the claimed fees and is entitled to reimbursement of the claimed costs and expenses pursuant to the terms of the AMI Agreement. In March 2004, this suit was settled without any material impact on the Company's results of operations.

In June 2003, EnTCo, our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities ("Disney") in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride "Mission:Space" located in Disney's Epcot Center. In response, in August 2003, Disney filed counterclaims against EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $150,000. We believe that we have valid defenses to each of Disney's counterclaims against us and EnTCo and we intend to vigorously defend against these counterclaims. At this time, the parties are engaged in the discovery process. The parties have exchanged self-executing disclosures and responses to interrogatories, and will be producing documents shortly, after which depositions will occur. Accordingly, as of the date of this report, we are unable to predict the outcome of this matter.

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

No matters were presented to our stockholders during the fourth quarter of fiscal 2004.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We also have not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates although we may enter into such transactions in the future. A portion of our indebtedness bears interest at rates that vary with the prime rate of interest. Accordingly, any increases in the applicable prime rate of interest will reduce our earnings. With respect to currency risk, where we have a contract which is denominated in a foreign currency, we often establish local in-country bank accounts and fund in-country expenses in the local currency, thus creating a "natural" currency hedge for a portion of the contract. .

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the information appearing under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 27, 2004 (the "Evaluation Date"), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

         Disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended) are our internal controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of May 14, 2004, with respect to our directors and executive officers:

                                            Served as Director
Name                            Age         or Officer Since(1)    Positions and Offices
----                            ---         -------------------    ---------------------
William F. Mitchell (2)          62                1969            Chairman of the Board, President and
                                                                   Director

Pete L. Stephens, M.D. (3)       66                1974            Director

Howard W. Kelley (4)             62                2002            Director

George K. Anderson, M.D. (5)     58                2003            Director

H.F. Lenfest (6)                 74                2003            Director

Duane D. Deaner (7)              56                1996            Chief Financial Officer

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

(3) Dr. Stephens is a retired physician who engaged in the practice of medicine for 30 years. Dr. Stephens graduated from Bethany College and the Medical College of Virginia. He presently serves as Chairman of the Board of Directors of Lowcountry Block and Paver, a manufacturing company located in South Carolina.

(4) Mr. Kelley is President of Sally Industries, Inc., Jacksonville, Florida, which is one of the oldest and largest designers and fabricators of animation robotics and dark ride attractions used worldwide in theme parks, museums and entertainment attractions. He is also President of Aspergantis, LLC, an Internet and communications consulting business. He previously spent over 25 years in the broadcasting industry, including ten years in television management as a news director and later as Vice President and General Manager of Channel 12 WTLV (NBC) in Jacksonville, Florida. He is the former Chairman of the Board of Tempus Software, a medical software development firm located in Jacksonville, Florida. He has also previously served as broadcast strategic planner for a major U.S. communications company and as director of several U.S. technology firms with international business activities. In the academic arena, Mr. Kelley serves as an executive professor at the University of North Florida College of Business Administration, and is a college adjunct instructor on Internet technology and E-commerce on the internet. He is a graduate of the University of Florida and Harvard Business School PMD.

(5) Dr. Anderson is an experienced physician executive and preventive medicine leader. He began his professional career as an Air Force flight surgeon, serving overseas medical duty in Korea and Germany as well as aerospace medicine leadership positions in the United States. Following 30 years of military service, he transitioned to physician executive positions in the private sector. Subsequent to his retirement from the military, he served as Chief Executive Officer of the Koop Foundation from 1997 to 1998 and as President and Chief Executive Officer at Oceania, Inc., a medical software company, from 1999 to 2001. He is presently a principal and member of the board of directors of New World Healthcare Solutions, a medical consulting and executive search firm. Dr. Anderson's positions in the Air Force include serving as Deputy Assistant Director of Defense (Health Services Operations and Readiness), Commander of the Human Systems Center, Air Force Material Command, which included the Armstrong Laboratory, the School of Aerospace Medicine and the Human Systems Program Office. He retired from active duty in the grade of Major General.

(6) Mr. Lenfest practiced law with Davis Polk & Wardwell before joining Triangle Publications, Inc., in Philadelphia as Associate Counsel in 1965. In 1970, Mr. Lenfest was placed in charge of Triangle's Communications Division, serving as Editorial Director and Publisher of Seventeen Magazine and President of the CATV Operations. In 1974, Mr. Lenfest, with the support of two investors, formed Lenfest Communications, Inc., which purchased Suburban Cable TV Company and Lebanon Valley Cable TV Company from Triangle with a total of 7,600 subscribers. In January 2000, Mr. Lenfest sold his cable television operations, which by then served 1.2 million subscribers, to Comcast Corporation but still retains interests in companies principally involved in national satellite promotion of cable programming and software for marketing cable advertising and marketing promotions. Additionally, Mr. Lenfest is the owner of various other businesses in Pennsylvania and Maryland and is active in many philanthropic activities including the Chairman of the Board of the Philadelphia Museum of Art and the Lenfest Foundation. Mr. Lenfest is a graduate of Washington and Lee University and Columbia Law School.

(7) Mr. Deaner has served as our Chief Financial Officer since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995. Mr. Deaner received an MBA in Finance from Temple University and a B.A. in Mathematics from Millersville University in Pennsylvania.

COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year ended February 27, 2004, the Board of Directors held three meetings. All members of the Board of Directors attended all of the meetings of the Board of Directors held while they were members of the Board of Directors.

During the fiscal year ended February 27, 2004, we had an Audit Committee consisting of Messrs. Kelley, Stephens and Andersen. Mr. Kelley serves as the Chairman and the "financial expert" (as defined by the American Stock Exchange) and has been designated as the Audit Committee Financial Expert as defined by the rules of the Securities and Exchange Commission. In addition, all members of the Committee meet the financial literacy requirements of the American Stock Exchange and are independent. The Audit Committee held four meetings during the year ended February 27, 2004. Among other responsibilities, the Audit Committee meets (via face-to face or via telephone) with the external auditors to review and make recommendations to management concerning (if appropriate) the quarterly and annual financial results and the reports on Forms 10-Q and 10-K. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent accountants in their preparation or issuance of an audit report or the performance of other audit and review services.

Messrs. Kelley, Stephens and Andersen also served on our Compensation Committee during the year ended February 27, 2004, with Dr. Stephens serving as Chairman. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel. This Committee met for its annual review in February 2004.

Messrs. Kelley, Stephens and Andersen also served on our Committee to Recommend Directors Compensation. Our directors who do not serve as officers are paid a fee of $2,000 (either in cash or equivalent value of common stock of the Company) per quarter for attending Board of Directors and committee meetings.

CODE OF ETHICS

We have adopted a Code of Ethics, which applies to our chief executive officer, chief financial officer, controller and other senior financial officers. We have also adopted a Company Code of Conduct that applies to our directors, officers and employees. The Code of Ethics and the Company Code of Conduct were each approved and adopted by our Board of Directors in April 2004. The Code of Ethics and the Company Code of Conduct are each included as an exhibit to this Annual Report on Form 10-K, and are posted on our website, which is located at www.etcusa.com. We will also disclose any amendments or waivers to the Code of Ethics or the Company Code of Conduct on our website.

In addition, we have adopted a Whistleblower Policy and an Insider Trading Policy, both of which are posted on our website.

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

Based solely on our review of the copies of such forms which we received, or written representations from reporting persons that no Section 16(a) reports were required for those persons, we believe that, during the fiscal year ended February 27, 2004, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements except for Mr. Kelley who had one late filing, Mr. Stephens who had three late filings (two of which were one day late), and Mr. Mitchell, who had one late filing.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation we paid to our Chief Executive Officer for services rendered during fiscal years 2004, 2003 and 2002. There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning our compensation and benefit programs.

                                                       Annual Compensation
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Other Annual          All Other
Name and Principal Position      Fiscal Year          Salary ($)          Bonus ($)(1)      Compensation (2)   Compensation ($)(3)
---------------------------      -----------          ----------          ------------      ----------------   -------------------
William F. Mitchell,                2004               225,000               9,172               --                 4,707
President and Chief                 2003               225,000                   0               --                 4,493
Executive Officer                   2002               225,000              10,051               --                 4,413

(1) These amounts represent a portion of a deferred bonus from fiscal 1999 due 75% in 1999 and 5% in each of the five following fiscal years. No bonus awards for fiscal 2002, 2003 or 2004 were paid. No deferred bonus amounts from fiscal 1999 were paid in fiscal 2003.

(2) Our executive officers receive certain perquisites. For fiscal years 2002, 2003 and 2004, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(3)      These amounts represent our contribution to ETC's Retirement Savings
         Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of May 14, 2004, the number of shares and percentage of our common stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to our knowledge, more than 5% of our outstanding common stock. The table also sets forth the holdings of all directors and executive officers as a group.

                                                  AMOUNT AND
                                                  NATURE OF          PERCENT
 NAME AND ADDRESS                                 BENEFICIAL           OF
 OF BENEFICIAL OWNER                              OWNERSHIP(1)     COMMON STOCK
 -------------------                              ------------     ------------

 William F. Mitchell (2)                          1,526,398           20.0%
 C/o Environmental Tectonics Corporation
 County Line Industrial Park
 Southampton, PA 18966

 Pete L. Stephens, M.D. (3)                         693,500(4)         9.1%
 31 Ribaut Drive
 Hilton Head Island, SC  29926

 Howard W. Kelley (3)                                 1,359            *
 C/o Sally Corporation
 745 West Forsyth Street
 Jacksonville, FL 32204

 T. Todd Martin, III                              1,258,220(5)        16.5%
 50 Midtown Park East
 Mobile, AL 36606

 H.F. Lenfest (3)                                 2,621,230(6)        25.6%
 C/o The Lenfest Group
 1332 Enterprise Drive
 West Chester, PA 19380

 Emerald Advisors, Inc.                           1,278,317(7)        16.7%
 1703 Oregon Pike
 Suite 101
 Lancaster, PA 17601

 George K. Anderson, M.D. (3)                         1,000            *
 8034 Kidwell Hill Court
 Vienna, VA 22182

 All directors and executive
 officers as a group (6 persons)                  4,855,647(8)        47.3%

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

(2) Chairman of the Board, President and Director of the Corporation. Includes 133,200 shares of common stock held by Mr. Mitchell's wife.

(3)      Director of the Company.

(4) Includes 292,330 shares of common stock held by or for the benefit of Dr. Stephens' wife and two of his children.

(5) Includes 1,057,720 shares of common stock owned by Advanced Technology Asset Management, LLC (formerly ETC Asset Management, LLC) ("ATAM"), a limited liability company of which T. Todd Martin, III is manager. Also includes 135,300 shares of common stock owned by Mr. Martin, 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 14,300 shares owned by Mr. Martin jointly with his spouse, and 7,000 shares owned by trusts of which Mr. Martin is trustee.

(6) These shares consist of 2,621,230 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000 and exercise of warrants to purchase shares of common stock.

(7) Emerald Advisors, Inc. has sole voting power with respect to 711,639 shares of common stock and sole dispositive power over 1,278,317 shares of common stock.

(8) Includes 12,160 shares of common stock which may be acquired by Duane Deaner, our chief financial officer, upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable and 2,621,230 shares of common stock which may be acquired by H.F. Lenfest upon conversion of a promissory note in the principal amount of $10,000,000 that is presently convertible and the exercise of warrants to purchase shares of common stock which are presently exercisable.

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

         Prior to the consummation of the refinancing, ATAM, a shareholder and a holder of warrants to purchase 332,820 shares of our common stock, consented to the financing transactions with PNC and Lenfest including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM's consent and waiver, we issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants had substantially the same terms as the warrants issued to Mr. Lenfest. As of the date that these warrants were issued to ATAM, it was the beneficial owner of greater than 5% of our common stock as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Subsequent to fiscal year end ATAM exercised all its warrants and received a total of 437,820 shares of common stock of the Company. For a more detailed description of the financing provided by Mr. Lenfest and PNC, see the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K as incorporated herein by reference.

ITEM 14. INFORMATION REGARDING THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS

         Under the Company's Bylaws and the governing body, authority to select the Company's auditors rests with the Board of Directors. Such selection is made through formal act of the Board of Directors. It has not been and is not the Company's policy to submit selection of its auditors to the vote of the shareholders because there is no legal requirement to do so. Grant Thornton LLP was the Company's auditors for the fiscal year ended February 27, 2004. Auditors have not been selected for the current fiscal year. A representative of Grant Thornton is expected to be present at the Annual Meeting and will be given an opportunity to make a statement to the shareholders, if he or she desires to do so. Grant Thornton's representative will also be available to answer appropriate questions from shareholders.

         Set forth below is information relating to the aggregate Grant Thornton LLP fees for professional services provided to the Company for the fiscal year ended February 27, 2004:

         Audit Fees

         The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company's annual financial statements for the fiscal years ended February 28, 2003 and February 27, 2004, respectively, and fees billed for other services rendered by Grant Thornton LLP.

                                                FY 2003         FY 2004

         Audit Fees                            $ 81,980        $ 89,530

         Audit related fees (1)                $ 40,455        $ 15,143
                                               --------        --------

         Audit and audit related fees          $122,435        $104,673

         Tax fees (2)                          $ 34,868        $ 37,646

         All other fees (3)                    $ 21,268        $      -
                                               --------        --------

         Total fees                            $178,571        $142,319

(1) Audit related fees consist primarily of audits of the Company's financial statements, employee benefit plan audits, and assistance with foreign statutory financial statements.

(2) Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

(3) All other fees consist of compliance services and fees associated with the Company's refinancing in fiscal year 2003.

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

10.6     Amendment to Credit Agreement, dated as of April 30, 2003, between the Registrant and PNC Bank was filed as Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended February 28, 2003 and is incorporated herein by reference.

10.7     Amended and Restated Revolving Credit Note, dated April 30, 2003, issued by the Registrant in favor of PNC Bank was filed as Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended February 28, 2003 and is incorporated herein by reference.

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

Number   Item
------   ----
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

13       Portions of Registrant's 2004 Annual Report to Shareholders which are incorporated by reference into this Form 10-K

14.1     Code of Ethics - Chief Executive Officer and Senior Financial Officers

14.2     Company Code of Conduct

21       Subsidiaries of the Registrant.

23       Consent of Grant Thornton LLP.

31.1     Certification dated May 27, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2     Certification dated May 27, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32       Certification dated May 27, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial
         Officer.

* Represents a management contract or a compensatory plan or arrangement.

         (b) Reports on Form 8-K:

         On January 16, 2004, we filed a Current Report on Form 8-K reporting that we issued a press release announcing our financial results for the third quarter of fiscal 2004. A copy of the press release was attached as an exhibit to this Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENVIRONMENTAL TECTONICS CORPORATION

                                      By /s/ William F. Mitchell
                                         -------------------------------------
                                         William F. Mitchell,
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          POSITION                             DATE
----                          --------                             ----

/s/ William F. Mitchell       Chairman of the Board,               May 27, 2004
-------------------------     Chief Executive Officer,
William F. Mitchell           President and Director (Principal
                              Executive Officer)

/s/ Duane D. Deaner           Chief Financial                      May 27, 2004
-------------------------     Officer (Principal Financial and
Duane D. Deaner               Accounting Officer)

/s/ Pete L. Stephens          Director                             May 27, 2004
-------------------------
Pete L. Stephens

/s/ Howard W. Kelley          Director                             May 27, 2004
-------------------------
Howard W. Kelley

/s/ H.F. Lenfest              Director                             May 27, 2004
-------------------------
H.F. Lenfest

/s/ George K. Anderson        Director                             May 27, 2004
-------------------------
George K. Anderson, M.D.

                                  EXHIBIT INDEX

Exhibit
No.      Item
-------  ----

13 Portions of Registrant's 2003 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

14.1     Code of Ethics - Chief Executive Officer and Senior Financial Officers

14.2     Company Code of Conduct

21       Subsidiaries of the Registrant.

23       Consent of Grant Thornton LLP.

31.1 Certification dated May 27, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2 Certification dated May 27, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32 Certification dated May 27, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.