Form 10-Q
period 2004-05-28
ENVIRONMENTAL TECTONICS CORP
filed 2004-07-12
CIK 33113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 28, 2004

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

         Yes     X                          No
               -----                            -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                No    X
               -----                            -----

         The number of shares outstanding of the registrant's common stock as of June 30, 2004 is: 7,634,910.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Environmental Tectonics Corporation
                         Consolidated Income Statements
                                   (unaudited)
         (amounts in thousands, except share and per share information)

                                                     Thirteen Weeks Ended
                                                   May 28,            May 30,
                                                    2004               2003
                                                ------------       ------------
Net Sales                                          $6,175             $6,130
Cost of goods sold                                  5,181              3,843
                                                  -------             ------

Gross profit                                          994              2,287
                                                  -------             ------

Operating expenses:
Selling and administrative                          2,430              1,685
Research and development                              209                 82
                                                  -------             ------
                                                    2,639              1,767
                                                  -------             ------
Operating (loss)/income                            (1,645)               520
                                                  -------             ------

Other expenses:
Interest expense                                      344                378
Other, net                                             85                  9
                                                  -------             ------
                                                      429                387
                                                  -------             ------

(Loss)/income before income taxes                  (2,074)               133
(Benefit from)/provision for income taxes            (614)                67
                                                  -------             ------
(Loss)/income before minority interest             (1,460)                66
Profit/(Loss) attributable to minority interest         1                 (4)
                                                  -------             ------
Net (loss)/income                                 $(1,461)               $70
                                                  =======             ======

================================================================================

Per share information:
(Loss) applicable/income available to
common shareholders                               $(1,461)               $70
(Loss)/income per share: basic                     $(0.19)             $0.01
(Loss)/income per share: diluted                   $(0.19)             $0.01
Number of shares: basic                         7,635,000          7,157,000
Number of shares: diluted                       7,635,000          7,751,000



The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets

                                                                                  May 28,              February 27,
                                                                                    2004                   2004
                                                                           ---------------------------------------------
                                                                                (unaudited)
                                                                           -----------------------
                                                                                (amounts in thousands, except share
                                                                                           information)
                                Assets
Current assets:
    Cash and cash equivalents                                                    $   7,850                $  1,366
    Cash equivalents restricted for letters of credit                                1,517                     784
    Accounts receivable, net                                                        10,546                  19,233
    Costs and estimated earnings in excess of billings on uncompleted
      long-term contracts                                                            5,123                   5,333
    Inventories                                                                      8,875                   9,843
    Deferred tax asset                                                               1,337                   1,337
    Prepaid expenses and other current assets                                        2,481                   1,949
                                                                                 ---------                --------
      Total current assets                                                          37,729                  39,845
                                                                                 ---------                --------
Property, plant and equipment, at cost, net of accumulated
    depreciation of $10,825 at May 28, 2004 and $10,651 at
    February 27, 2004                                                                5,363                   4,886

Software development costs, net of accumulated amortization of $7,714
    at May 28, 2004 and $7,494 at February 27, 2004                                  3,248                   3,089

Goodwill and intangibles                                                               477                     477
Other assets, net                                                                      320                     399
                                                                                 ---------                --------
      Total assets                                                               $  47,137                $ 48,696
                                                                                 =========                ========
Liabilities and Stockholders' Equity
                             Liabilities
Current liabilities:
    Current portion of long-term debt                                            $     313                $    317
    Accounts payable - trade                                                         1,744                   2,431
    Billings in excess of costs and estimated earnings on uncompleted
      long-term contracts                                                            1,762                     945
    Customer deposits                                                                3,080                   3,657
    Accrued liabilities                                                              2,500                   2,588
                                                                                 ---------                --------
      Total current liabilities                                                      9,399                   9,938
                                                                                 ---------                --------

Long-term debt, and capitalized lease obligations, less current portion:
    Credit facility payable to banks                                                     -                      30
    Long-term bonds, net                                                             4,095                   4,370
    Subordinated debt                                                                7,743                   7,666
    Capitalized lease obligations                                                       82                      91
                                                                                 ---------                --------
                                                                                    11,920                  12,157
                                                                                 ---------                --------
Deferred income taxes                                                                1,502                   1,502
                                                                                 ---------                --------
      Total liabilities                                                             22,821                  23,597
                                                                                 ---------                --------

Minority interest                                                                      46                      45

                         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized; 7,634,910 and
    7,176,552 issued and outstanding at May 28, 2004 and February
    27, 2004, respectively                                                             381                     359
Capital contributed in excess of par value of common stock                          10,132                   9,430
Accumulated other comprehensive loss                                                  (376)                   (329)
Retained earnings                                                                   14,133                  15,594
                                                                                 ---------                --------
      Total stockholders' equity                                                    24,270                  25,054
                                                                                 ---------                --------
Total liabilities and stockholders' equity                                       $  47,137                $ 48,696
                                                                                 =========                ========


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                  Thirteen Weeks Ended
                                                                           ----------------------------------
                                                                             May 27,                 May 30,
                                                                              2004                    2003
                                                                           -----------             ----------
                                                                                 (amounts in thousands)
Cash flows from operating activities:
     Net (loss)/income                                                       $(1,461)                    $70
     Adjustments to reconcile net (loss)/income to net cash
     provided by operating activities:
       Depreciation and amortization                                             474                     415
       Non-cash interest expense                                                  77                      65
       Provision for losses on accounts receivable and
         inventories                                                               1                      50
       Minority interest                                                           1                      (4)
       Changes in operating assets and liabilities:
         Accounts receivable                                                   8,687                     884
         Costs and estimated earnings in excess of billings on
           uncompleted long-term contracts                                       210                  (1,165)
         Inventories                                                             374                  (1,084)
         Prepaid expenses and other current assets                              (532)                   (945)
         Other assets                                                             (1)                      -
         Accounts payable                                                       (687)                    772
         Billings in excess of costs and estimated earnings on
           uncompleted long-term contracts                                       817                      30
         Customer deposits                                                      (577)                    949
         Accrued income taxes                                                      -                       1
         Other accrued liabilities                                               (88)                      7
                                                                             -------                 -------

Net cash provided by operating activities                                      7,295                      45
                                                                             -------                 -------

Cash flows from investing activities:
     Acquisition of equipment                                                    (58)                    (95)
     Capitalized software development costs                                     (379)                   (233)
                                                                             -------                 -------
Net cash used in investing activities                                           (437)                   (328)
                                                                             -------                 -------
Cash flows from financing activities:

     Payments under credit facility                                              (30)                   (600)
     Repayment of long-term bonds                                               (275)                   (275)
     Cash equivalents restricted for letters of credit                          (733)                   (709)
     Proceeds from issuance of common stock / warrants                           724                       -
     Deferred finance charges/other                                              (13)                    (28)
                                                                             -------                 -------
Net cash used in financing activities                                           (327)                 (1,612)
                                                                             -------                 -------

Effect of exchange rate changes on cash                                          (47)                   (109)
                                                                             -------                 -------

Net increase/(decrease) in cash and cash equivalents                           6,484                  (2,004)
Cash and cash equivalents at beginning of period                               1,366                   4,305
                                                                             -------                 -------
Cash and cash equivalents at end of period                                    $7,850                  $2,301
                                                                             =======                 =======
Supplemental schedule of cash flow information:
     Interest paid                                                               220                      19
     Income taxes paid                                                             1                      56

Supplemental information on noncash operating and investing activities:
   During the thirteen weeks ended May 28,2004, the Company reclassified
   $593 from inventory to fixed assets.



The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                   Notes to Consolidated Financial Statements
              (amounts in dollars, except where noted and share and
                             per share information)

1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation ("ETC" or the "Company"), Entertainment Technology Corporation ("EnTCo"), ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary and ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"), its 95% owned subsidiary.

         The accompanying consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

         Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year's results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 27, 2004. Certain reclassifications have been made to the fiscal 2004 financial statements to conform with the fiscal 2005 presentation.

2.       Earnings Per Share

         Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share", is as follows:


                                  Thirteen Weeks Ended May 28, 2004                     Thirteen weeks ended May 30, 2003
                           ------------------------------------------------       --------------------------------------------
                              Loss              Shares           Per Share         Income             Shares         Per Share
                           (Numerator)      (Denominator)         Amount          (Numerator)     (Denominator)       Amount
                           -----------      -------------        ---------        -----------     -------------      ---------
                                             (amounts in thousands, except share and per share information)
Basic EPS

Net (loss) applicable/
earnings available
to common stockholders      $(1,461)           7,635,000           $(0.19)            $70            7,157,000         $0.01

Effect of dilutive
securities
         Options                 -                     -                                                11,000
         Warrants                -                     -                                               583,000

Diluted EPS

Net(loss) applicable/
earnings available
to common stockholders
plus assumed
conversions                 $(1,461)           7,635,000           $(0.19)            $70            7,751,000         $0.01



At May 28, 2004 there were stock options to purchase the Company's common stock totaling 357,802 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the subordinated note, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note was converted into common shares, then warrants to purchase an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. Additionally, at May 28, 2004, there were outstanding warrants to purchase the Company's stock totaling 803,048 shares. None of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.

At May 30, 2003, there were employee stock options to purchase the Company's stock totaling 331,764 shares which were not included in the computation of diluted earnings per share, as the effect of such options would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the subordinated note, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note were to be converted into common shares, then warrants to purchase an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. Additionally, there were outstanding warrants to purchase the Company's stock totaling 1,240,868 shares. None of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.



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

         At May 28, 2004, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).


                                                                                  Thirteen Weeks Ended
                                                                        -----------------------------------------
                                                                           May 28, 2004            May 30, 2003
                                                                        -----------------       -----------------
Net (loss)/income,
   as reported                                                              $(1,461)                    $ 70

Less:  stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                        --                       (5)
                                                                            -------                    -----
Net (loss)/income, pro forma                                               $ (1,461)                    $ 65

(Loss)/earnings per share of common stock-basic:
         As reported                                                       $  (0.19)                   $ .01
         Pro forma                                                         $  (0.19)                   $ .01

(Loss)/earnings per share of common stock-diluted:
         As reported                                                       $  (0.19)                   $ .01
         Pro forma                                                         $  (0.19)                   $ .01

There were no grants of stock options during the thirteen weeks ended May 28, 2004 or May 30, 2003.

4.       Accounts Receivable

         The components of accounts receivable are as follows:


                                                                                May 28,         February 27,
                                                                                 2004               2004
                                                                              ---------         ------------
                                                                                  (amounts in thousands)
U.S. Government receivables billed and unbilled contract costs
    subject to negotiation                                                      $ 3,460           $ 3,128

U.S. commercial receivables billed                                                2,451             1,508
International receivables billed and unbilled contract costs
    subject to negotiation                                                        5,014            14,976
                                                                                -------           -------
                                                                                 10,925            19,612
Less allowance for doubtful accounts                                               (379)             (379)
                                                                                -------           -------
                                                                                $10,546           $19,233
                                                                                =======           =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

         Unbilled contract costs subject to negotiation as of May 28, 2004 and February 27, 2004 respectively, represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $2,899,000 were recorded beginning in fiscal year 2002 and include $833,000 recorded during fiscal year 2004. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government's Technical Report that questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. The U.S. Government has agreed to issue a final decision on September 15, 2004. The Company considers the recorded costs to be realizable due to the fact that the costs relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. In the fiscal quarter ended May 28, 2004, the Company submitted a supplement to the claim incorporating additional cost items. During the third quarter of fiscal 2004 the U.S. Government, citing failure to deliver the product within contract terms, began assessing liquidated damages by offsetting progress payments due the Company under the contract. However, during the fiscal quarter ended May 28, 2004, citing "substantial material progress" on the project, the U.S. Government agreed to release all outstanding invoice payments which had previously been withheld for liquidated damages. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition for an estimated amount of $330,000 to cover a delay through the extended delivery period.

International receivables billed and unbilled contract costs subject to negotiation:

         International receivables billed includes $700,000 at May 28, 2004 and February 27, 2004, respectively, related to a contract with the Royal Thai Air Force ("RTAF").

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

         The open balance of $700,000 due on the contract represents the total net exposure to the Company on this contract. On June 16, 2003, the Company's Thai attorneys filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute. In December 2003, the Company and the RTAF both picked arbitrators to represent them in the dispute, although no date has yet been set for the arbitration proceedings. Citing a conflict of interest on the part of the RTAF's arbitrator, the Company was successful in having the RTAF's arbitrator disqualified and the RTAF is currently in the process of appointing an alternative. Since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company continues to enjoy a favorable relationship with the RTAF. It currently has a maintenance contract with the RTAF and has performed upgrades for the trainers that are the subject of the dispute. Additionally, the Company has sold a significant amount of additional equipment to the RTAF since this dispute began, therefore it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future sales to the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

         Unbilled contract costs subject to negotiation represent a claim ($2,600,000 recorded as of May 28, 2004) made against an international customer for a contract covering the period from 1997 to the present. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2005. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company and the customer are currently in the discovery phase of the arbitration process. The Company has filed its "Points of Claim" to which the customer has replied. Additionally, the customer has filed a counterclaim which the Company answered subsequent to the fiscal quarter end. The customer, citing failure to deliver product within contract terms, has assessed liquidated damages totaling approximately $400,000 on the contract. The Company disputes the basis for these liquidated damages and is vigorously contesting them. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition by approximately $400,000.

         Effective February 27, 2004, the Company reached an agreement totaling $10.5 million with the same international customer on another claim, thus resolving all outstanding amounts related to that claim. These proceeds were received on March 16, 2004. (See also the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Results of Operations and Financial Condition following.)

5.       Inventories

         Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $565,000 at May 28, 2004 and February 27, 2004):

                                                  May 28,         February 27,
                                                   2004               2004
                                               ------------     ---------------
                                                   (amounts in thousands)
                 Raw materials                    $  315            $  311
                 Work in Process                   7,191             7,803
                 Finished Goods                    1,369             1,729
                                                  ------            ------

                      Total                       $8,875            $9,843
                                                  ======            ======

6.       Stockholders' Equity

         The components of stockholders' equity at February 27, 2004 and May 28, 2004 were as follows:


                                                           (amounts in thousands, except share information)
                                               Common Stock          Additional     Accumulated
                                                                       Paid in      Other Comp.      Retained
                                            Shares       Amount        Capital          Loss         Earnings        Total
                                           --------     --------    ------------   -------------    -----------     -------

Balance at February 27, 2004                7,176,552      $359         $9,430          $(329)        $15,594       $25,054

Net loss for the thirteen weeks ended
   May 28, 2004                                     -         -              -              -          (1,461)       (1,461)

Foreign currency translation
   adjustment                                       -         -              -            (47)              -           (47)
                                                                                                                    -------
Total comprehensive loss                            -         -              -            (47)              -        (1,508)
                                                                                                                    -------
Shares issued in connection with
   exercise of warrants                       437,820        21            565              -               -           586
Shares issued upon exercise of
   employee stock options                      20,538         1            137              -               -           138
                                           ----------     -----        -------          -----         -------       -------

Balance at May 28, 2004                     7,634,910      $381        $10,132          $(376)        $14,133       $24,270
                                           ==========     =====        =======          =====         =======       =======


7.       Long Term Debt

         The following table lists the long-term debt and other long-term obligations of the Company as of May 28, 2004.


                                                                   PAYMENTS DUE BY PERIOD

Obligation                          Total          Less than 1 Year         1-3 Years           4-5 Years       After 5 Years
----------                          -----          ----------------         ---------           ---------       -------------
Current Portion of
  Long Term Debt                   $     275          $   275               $      -            $     -           $      -
Long-term Debt                             -                -                      -                  -                  -

Capital Leases                           120               38                     82                  -                  -
Subordinated debt, net of
   unamortized discount of
   $2,257                              7,743                -                      -              7,743                  -
Long term bonds                        4,095                -                    825                550              2,720
                                   ---------          -------               --------           --------           --------
Total Obligations                  $  12,233          $   313               $    907           $  8,293           $  2,720
                                   =========          =======               ========           ========           ========


       As part of our bank and subordinated debt agreements, the Company must also meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At May 28, 2004, the Company failed to meet most of these covenants but has obtained waivers of such violations from both of its lenders. The waivers are solely for the period specified, namely the fiscal quarter ended May 28, 2004. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender's rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any Event of Default, except as specified.

       As a result of the Company's operating performance during fiscal 2004 and its violation of its financial covenants, during the first quarter of fiscal 2005 PNC Bank advised the Company that it was instituting certain changes to the revolving credit facility. The changes included reducing the facility to $6,000,000 and requiring the Company to cash collateralize the full facility. Although no formal agreements have yet been signed, these changes place effective June 2, 2004. Given the bank's actions, we may need to obtain additional sources of capital in order to continue growing our business. We believe that we will be able to locate such additional sources of capital and that these changes to the existing facility will not have a long-term material adverse effect on our business. The financing alternatives currently include applying for Pennsylvania State business development funds and seeking additional financial support from the Company's current subordinated lender including guarantees for the Company's international letters of credit and a revolving line of credit.

8.       Business Segment Presentation:

         The Company primarily manufactures under contract various types of high-technology equipment that it has designed and developed. The Company considers its business activities to be divided into two segments: Aircrew Training Systems (ATS) and the Industrial Group. The ATS business segment produces devices which create and monitor the physiological effects of motion, including spatial disorientation and centrifugal forces for the medical, training, research and entertainment markets. The Industrial Group produces chambers that create environments that are used for sterilization, research, and medical applications. The following segment information reflects the accrual basis of accounting:


=========================================================================================================================
                                                                            Industrial
                                                       ATS                     Group                   Total
                                                    --------               ------------             -----------
                                                                      (amounts in thousands)
THIRTEEN WEEKS ENDED MAY 28, 2004
Net Sales                                            $4,401                  $1,774                   $6,175
Interest Expense                                        237                     107                      344
Depreciation and Amortization                           327                     147                      474
Operating loss                                         (744)                   (632)                  (1,376)
Income Tax Benefit                                      320                     224                      544
Goodwill and Intangibles                                477                       -                      477
Identifiable Assets                                  19,541                   8,251                   27,792
Expenditures For Segment Assets                          41                      17                       58

THIRTEEN WEEKS ENDED MAY 30, 2003
Net Sales                                            $2,985                  $3,145                   $6,130
Interest Expense                                        294                      84                      378
Depreciation and Amortization                           217                     263                      480
Operating Income/(Loss)                                 181                     647                      828
Income Tax (Benefit)/Provision                          (57)                    282                      225
Goodwill and Intangibles                                477                       -                      477
Identifiable Assets                                  26,219                   7,499                   33,718
Expenditures For Segment Assets                          74                      21                       95

Reconciliation to consolidated amounts                 2004                    2003
                                                       ----                    ----

   Corporate Assets                                 $19,345                $ 14,409
                                                    -------                --------

   Total Assets                                     $47,137                 $48,604

   Segment operating (loss)/income                  $(1,376)                  $ 828
   Less interest expense                               (344)                   (378)
   Income taxes benefit/(expense)                       544                    (225)
                                                    -------                --------

Total (loss)/profit for segments                     (1,176)                    225

Corporate home office expenses                         (269)                   (308)
Interest and other expenses                             (85)                     (9)
Income tax benefit                                       70                     158
Minority interest                                        (1)                      4
                                                    -------                --------

Net (loss)/income                                   $(1,461)               $     70
                                                    =======                ========
=========================================================================================================================

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

         Approximately 44% of sales totaling $2,688,000 in the thirteen weeks ended May 28, 2004 were made to three international customers in the ATS segment. Approximately 37% of sales totaling $2,253,000 in the thirteen weeks ended May 30, 2003 were made to one domestic and one international customer in the sterilizer and ATS segments respectively.

         Included in the segment information for the thirteen weeks ended May 28, 2004 are export sales of $3,678,000. Of this amount, there are sales to or relating to governments or commercial accounts in Malaysia ($1,225,000), Australia ($745,000), and Egypt ($718,000). Sales to the U.S. Government and its agencies aggregated $447,000 for the period.

          Included in the segment information for the thirteen weeks ended May 30, 2003 are export sales of $2,971,000. Of this amount, there are sales to or relating to governments or commercial accounts in Malaysia ($815,000), Norway ($495,000), and Greece ($484,000). Sales to the U.S. Government and its agencies aggregated $335,000 for the period.

9.       Recent Accounting Pronouncements

Consolidation of Variable Interest Entities:

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise acquires an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement did not have a significant impact on the Company's consolidated financial position, results of operations, or cash flows since the Company currently has no VIEs. In December 2003, the FASB issued FIN 46R with respect to VIEs created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after

March 15, 2004, with the exception of Special Purpose Entities (SPE). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provision of FIN 46R effective February 27, 2004, and such adoption did not have a material impact on the consolidated financial statements since the Company currently has no SPEs.

Accounting for Certain Financial Instruments

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

         These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenue, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words "may", "could", "should", "looking forward", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan", or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company's control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2004, in the section entitled "Risks Particular to Our Business." Shareholders are urged to review these risks carefully prior to making an investment in the Company's common stock.

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

         The following factors had an adverse impact on our performance for the fiscal quarter ended May 28, 2004:

         o    Unfavorable global economic and political conditions;

         o Technical and other issues which delayed completion of some projects; and

         o    Higher costs of capital.

     Our new sales bookings performance continued to be hampered by unfavorable global economic and political conditions. Many new projects continue to face budget constraints and other governmental delays by our customers throughout the world. While we have seen some heightened proposal activity in some of our businesses, most notably sterilizers, and have booked some significant projects in the ATS area in the first quarter of fiscal 2005, we still remain cautious about the volume of new contracts which will be awarded in the near term.

    Many of our products, especially in the ATS and environmental lines, incorporate new state-of-the-art or unproven technologies. Occasionally, given the difficult logistics of installation and acceptance requirements in foreign locations, we experience delays in the final completion and receipt of final payment for a project. This can have a negative impact on revenue recognition and gross margin performance, especially if additional spending is required or if customer induced delays occur. Although some significant long-standing contracts were closed in the first quarter of fiscal 2005, additional contracts continued to experience various delays. This situation unfortunately is applicable to many of our product lines and tends to create an element of unpredictability to our financial performance.

    The Company's relatively high average cost of capital continues to have a negative impact on its financial results. Although the Company's cash collections were very strong during this quarter (including the collection of $10.5 million under a settlement of an international claim), due to the requirement by the Company's bank to cash collateralize outstanding facility usage, no repayment of the Company's subordinated debt could be effected, nor is any anticipated in the near future. Given the bank's recent actions, we may need to obtain additional sources of capital in order to continue growing our business, and the cost of any additional funds may be relatively high. We believe that we will be able to locate such additional sources of capital and that these actions by our bank will not have a long-term material adverse effect on our business. The financing alternatives currently include applying for Pennsylvania State business development funds and seeking additional financial support from the Company's current subordinated lender including guarantees for the Company's international letters of credit and a revolving line of credit.

    The Company faces various challenges in order to make fiscal 2005 a successful year. The following is a list of the major issues we face. (The reader is referred to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2004.)

         o Sell through all of the products we technologically enhanced in fiscal 2004.

         o    Continue to evolve Advanced Tactical Flight Simulation (ATFS).

         o    Re-engineer the products in our ATS group to remain competitive.

         o    Standardize the environmental line of products.

         o Expand the entertainment line by repeat sales and the introduction of story line enhancements.

         o    Settle at least one major claim.

         o Balance overhead and sales, general and administrative (SG&A) spending levels to be more in line with the current level of sales volume.

              A significant portion of the Company's SG&A spending is related to three activities: 1. legal and claims costs associated with the Company's ongoing contract claims, 2. outside agent and sales personnel commissions on booked contracts and 3. additional accounting, legal, and stockholder's costs required to comply with applicable statutes, rules and regulations as a public company. The Company faces a challenge to continuously review and adjust the operating expense portion of overhead spending.

         o    Rejuvenate the sales force and sales booking level

              The Company has recently both added professional sales personnel and re-arranged sales duties in certain business units in an effort to address the difficult global economic conditions facing our businesses.

         o    Prioritize and focus our product development

              To remain competitive and maintain our niche position, the nature of our products and markets requires us to continuously invest in product enhancements and, occasionally, new products. Also, the product development and selling cycles for most of our products extend beyond one year. The cost of this development is not always covered in our selling prices and consequently has a negative impact on current operating performance, since the results of our efforts will not be seen until future contracts are obtained.


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

         Effective with the beginning of this fiscal year, the Company is changing the parameters for application of the percentage of completion method of revenue recognition. The minimum contract value is being raised to include all contracts over $250,000 and the minimum completion period is being shortened to six months for a contract to apply for this method. (The criteria in prior years was contracts over $100,000 in value with a completion period of one year or more.) This change applies to contracts entered into or started after February 27, 2004. Given the nature and mix of contracts booked in the recent years, the Company feels adjusting the criteria in this way will allow for a more representative reporting of the production flow and earnings process. The Company is unable to quantify the impact this change would have had on prior years.

         Revenue for contracts under $250,000, or to be completed in less than six months, and where there are no post-shipment services included in the contract, is recognized on the date that the finished product is shipped to the customer.

         Revenue derived from the sale of parts and services is also recognized on the date that the finished product is shipped to the customer. Revenue on contracts under $250,000, or to be completed in less than six months, and where post-shipment services (such as installation and customer acceptance) are required, is recognized following customer acceptance. Revenue for service contracts is recognized ratably over the life of the contract with related material costs expensed as incurred.

         In accordance with accounting principles generally accepted in the United States of America, recognizing revenue on contract claims and disputes related to customer caused delays, errors in specifications and designs, and other unanticipated causes, and for amounts in excess of contract value, is generally appropriate if it is probable that the claim will result in additional contract revenue and if the Company can reliably estimate the amount of additional contract revenue the Company may receive. However, revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Claims are subject to negotiation, arbitration and audit by the customer or governmental agency.

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

         Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2004, which was filed with the Securities and Exchange Commission on May 27, 2004.

Revenue Recognition on Long-Term Contracts

         When the performance of a contract requires a customer to pay the Company more than $250,000 and will extend beyond a six-month period, revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are recognized based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed periodically throughout the lives of the contracts, and adjustments to profits resulting from any revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known to the Company.

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

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED MAY 28, 2004 COMPARED TO THIRTEEN WEEKS ENDED MAY 30, 2003.

Net Loss.
--------

         The Company had a net loss of $1,461,000, or ($0.19) per share (diluted), during the first quarter of fiscal 2005 versus net income of $70,000, or $.01 per share (diluted), for the first quarter of fiscal 2004, representing a negative variance of $1,531,000. This decrease was due primarily to a significant decrease in gross profit margin and an increase in selling, general and administrative expenses partially offset by an income tax benefit.

         Sales ($000 except for %)

              Domestic        Government      International       Total
           ---------------   -------------  -----------------  -------------

             $        %        $       %       $        %        $      %

FY05 Q1    2,050    33.2      447     7.2    3,678     59.6    6,175   100.0

FY04 Q1    2,824    46.1      335     5.5    2,971     48.4    6,130   100.0

Sales.
-----

         Sales for the first quarter of fiscal 2005 were $6,175,000 as compared to $6,130,000 for the first quarter of fiscal 2004, an increase of $45,000 or 0.7%. The slight sales increase reflected significant increases in Aircrew Training Systems (ATS) and environmental sales, up $2,008,000 (91.4%) and $744,000 (338.2%), respectively, partially offset by decreases across the board in the other business units, most notably sterilizers, which decreased $1,567,000 (92.1%). The increase in ATS sales reflected higher sales for a centrifuge project for Malaysia and the sale of two Gyro-IPTs in the current period. Higher environmental sales resulted from additional projects in both the domestic and international markets. The decrease in sterilizers reflected reduced activity for a large domestic Ethylene Oxide ("ETO") sterilizer project.

Domestic Sales.
--------------

         Overall, domestic sales in the first quarter of fiscal 2005 were $2,050,000 as compared to $2,824,000 in the first quarter of fiscal 2004, a decrease of $774,000 or 27.4%, as a significant reduction in sterilizer sales (down $1,567,000 (92.1%)) was only partially offset by increases in ATS (up

$776,000 (611.0%) and environmental (up $475,000 (399.2%)). Domestic sales represented 33.2% of the Company's total sales in the first quarter of fiscal 2005, down from 46.1% for the first quarter of fiscal 2004. U.S. Government sales in the first quarter of fiscal 2005 were $447,000 as compared to $335,000 in the first quarter of fiscal 2004. U.S. Government sales represented 7.2% of total sales in the first quarter of fiscal 2005 versus 5.5% for the first quarter of fiscal 2004.

International Sales.
-------------------

         International sales for the first quarter of fiscal 2005 were $3,678,000 as compared to $2,971,000 in the first quarter of fiscal 2004, an increase of $707,000 or 23.8%, and represented 59.6% of total sales, as compared to 48.4% in the first quarter of fiscal 2004. Throughout the Company's history, most of the sales for ATS have been made to international customers. In the first quarter of fiscal 2005 international sales totaling at least ten percent of total international sales were made to Malaysia ($1,225,000), Australia ($745,000) and Egypt ($718,000). In the first quarter of fiscal 2004 international sales totaling at least ten percent of total international sales were made to Malaysia ($815,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.
------------

         Gross profit for the first quarter of fiscal 2005 was $994,000 as compared to $2,287,000 in the first quarter of fiscal 2004, a decrease of $1,293,000 or 56.5%. This decrease reflected a 21.2 percentage point decrease in the gross profit rate as a percent of sales. The reduced gross profit rate as a percent of sales reflected across the board reductions in all business areas, most notably simulation and hyperbaric. Installation cost overruns for three projects in China and Italy generated negative gross margins totaling $333,000 in environmental, although one of these contracts was completed subsequent to year end. ATS experienced unbudgeted expenses totaling $163,000 to complete an upgrade of an airplane simulator in Egypt. And simulation expended additional development funds totaling $131,000 for two international projects. It is anticipated that the extra functionality added to these two simulation products will make them marketable to fire schools and academies throughout Europe.

Selling and Administrative Expenses.
-----------------------------------

         Selling and administrative expenses for the first quarter of fiscal 2005 were $2,430,000 as compared to $1,685,000 in the first quarter of fiscal 2004, an increase of $745,000 or 44.2%. Most of the variance reflected the fact that the first quarter of fiscal 2004 included a significant reimbursement of legal and claim expenses associated with an arbitration hearing.

Research and Development Expenses.
---------------------------------

         Research and development expenses, which are charged to operations as incurred, were $209,000 for the first quarter of fiscal 2005 as compared to $82,000 for the first quarter of fiscal 2004, reflecting an increase of $127,000 or 154.9%. The increase primarily reflected additional activity in the Company's

Turkish subsidiary. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Interest Expense.
----------------

         Interest expense for the first quarter of fiscal 2005 was $344,000 as compared to $378,000 for the first quarter of fiscal 2004, representing a decrease of $34,000 or 9.0%. This decrease primarily reflected a reduced interest rate for the Company's subordinated debt borrowed in February 2003.

Other Income/Expense, Net.
-------------------------

     Other income/expense, net, was a net expense of $85,000 for the first quarter of fiscal 2005 versus a net expense of $9,000 for the first quarter of fiscal 2004, an increase of $76,000. The first quarter of fiscal 2004 included a significant foreign exchange gain on the collection of some foreign denominated receivables.

Provision for Income Taxes.
--------------------------

         The Company's tax benefit for the first quarter of fiscal 2005 reflected an estimated 30% rate domestically and a consolidated estimated rate of 29.6%. The domestic tax rate reflected the estimated impact of timing differences and foreign sales and domestic research and development tax credits. The international rate reflects no tax benefit for ETC Europe, a subsidiary of the Company, since we are not assured there will be future tax liabilities to utilize any current tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

         During the thirteen weeks ended May 28, 2004, the Company generated $7,295,000 from operating activities. This was primarily the result of the collection in March 2004 of a $10.5 million settlement on an international claim coupled with a slight reduction in inventory and cash from non-cash expenses. Acting as partial offsets were an increase in prepaid expenses and a decrease in accounts payable and customer deposits.

         The Company's investing activities used $437,000 during the thirteen weeks ended May 28, 2004, which consisted of purchases of capital equipment and capitalized software.

         The Company's financing activities used $327,000 during the thirteen weeks ended May 28, 2004, consisting primarily of a payment on the Company's long-term bonds and an increase in the Company's cash collateral restricted cash account. Acting as a partial offset was cash from the issuance of common stock for exercised stock options and warrants. The cash collateral account serves as security for any of the Company's international letters of credit that are not covered under the Company's bank facility.

         The Company has historically financed operations through a combination of cash generated from operations and bank and other debt. On February 19, 2003, the Company completed a refinancing of its indebtedness with PNC Bank and H.F. Lenfest in the aggregate amount of $29,800,000. The Company used a portion of the proceeds from the financing to satisfy its existing debt obligations to Wachovia Bank, the Company's former lender, and to permit PNC Bank to issue a letter of credit to support outstanding bonds issued by the Company in a previous real estate financing transaction. The transaction resulted in net proceeds (after transaction expenses and payment of existing debt) to the Company of approximately $3,600,000. The net proceeds were used by the Company for working capital and general corporate purposes.

         As a result of the Company's operating performance during fiscal 2004 and its violation of certain financial covenants contained in the Bank Agreement, during the first quarter of fiscal 2005 PNC Bank advised the Company that it was instituting certain changes to the revolving credit facility. The changes included reducing the facility to $6,000,000 and requiring the Company to cash collateralize the full facility. Although no formal amendments have yet been signed, these changes took place effective June 2, 2004. Given the bank's actions, we may need to obtain additional sources of capital in order to continue growing our business. We believe that we will be able to locate such additional sources of capital and that these changes to the existing facility will not have a long-term material adverse effect on our business. The financing alternatives currently include applying for Pennsylvania State business development funds and seeking additional financial support from the company's current subordinated lender including guarantees for the Company's international letters of credit and a revolving line of credit.


         In accordance with the terms of an amendment dated April 30, 2003, the PNC Bank facility was increased and, prior to the aforementioned change on June 2, 2004 included: (i) a revolving credit facility in the maximum aggregate principal amount of $14,800,000 to be used for the Company's working capital and general corporate purposes, including capital expenditures, with a sublimit for issuances of letters of credit in the maximum aggregate face amount of $10,300,000, and (ii) a standby letter of credit in the face amount of $4,750,000 as credit support for the Company's bonds. Additionally, on July 9, 2003, a second amendment to the bank agreement was executed which formed an additional $1,010,000 credit facility for use in financing export contracts which qualify for an EXIM (the Export-Import Bank of the United States) Bank guarantee.

         The terms and conditions of the revolving loan and the line of credit are set forth in a Credit Agreement, as amended, between the Company and PNC Bank. Availability under both the main facility and the EXIM facility are determined each month based on a borrowing base consisting of a portion of the Company's receivables, inventory and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings on uncompleted long-term contracts. As of May 28, 2004, the Company had no cash borrowings from its bank.

         The obligations of the Company to PNC Bank under the Credit Agreement are secured by a first priority lien on and senior security interest in all of the assets of the Company, including all real property owned by the Company.

         As part of our Bank and subordinated agreements, the Company must also meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At May 28, 2004 the Company failed to meet each of these covenants and has obtained waivers of such violations from both of its lenders. The waivers are solely for the period specified, namely the fiscal quarter ended May 28, 2004. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender's rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any Event of Default, except as specified.


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

         Prior to the consummation of the February, 2003 refinancing, Advanced Technology Asset Management, LLC, ("ATAM"), a shareholder of the Company and a holder of warrants to purchase 332,820 shares of the Company's common stock, consented to the transactions contemplated under the Credit Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM's consent, the Company issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ETC Asset Management warrants have substantially the same terms as the warrants issued to Mr. Lenfest. In March 2004 ATAM exercised all of its warrants and received a total of 437,820 shares of common stock of the Company. The Company received proceeds of $586,410 from the exercise of these warrants.

         To fund its operations, the Company plans to utilize cash from operations and potential proceeds from arbitration proceedings. The Company believes that cash generated from these two sources will be sufficient to meet its future obligations for the foreseeable future.

         The following table presents our contractual cash flow commitments on long-term debt and operating leases.

                                                        PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                 -----------------------------------------------------------------------------------

                                    TOTAL        LESS THAN 1 YEAR    1-3 YEARS       4-5 YEARS       AFTER 5 YEARS
                                 ----------     ------------------  -----------    -------------   -----------------
Long-term debt, including
   current maturities              $12,233            $313              $907           $8,293            $2,720
Operating leases                       216             118                98                -                 -
                                   -------            ----            ------           ------            ------
Total                               12,449            $431            $1,005           $8,293            $2,720


Contract Claims
---------------

         Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. As of May 28, 2004, claims recorded against the U.S. Government totaled $2,899,000 and claims recorded against an international customer totaled $2,600,000.

         Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2005. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim may not exceed the incurred contract costs related to the claim.

         In November 2003, the U.S. Government completed an audit of the submarine rescue decompression chamber project claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government's Technical Report which questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. The U.S. government has agreed to issue a final decision on September 15, 2004. The Company considers the recorded costs to be reasonable due to the fact that they relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. During the first quarter of fiscal 2005 the Company submitted a supplement to the claim incorporating additional cost items. During the fiscal 2004 third quarter, the U.S. government, citing failure to deliver product within contract terms, began assessing liquidated damages by offsetting progress payments due the Company under the contract. However, during the first quarter of fiscal 2005, citing "substantial material progress" on the project, the U.S. Government agreed to release all outstanding invoice payments which had previously been withheld for liquidated damages. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, in accordance with accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition for an estimated amount of $330,000 to cover a delay through the extended delivery period.

         With respect to the claims filed against an international customer, the Company is currently in the discovery phase of the arbitration process. The Company has filed its "Points of Claim" to which the customer has replied. Additionally, the customer has filed a counterclaim which the Company answered subsequent to fiscal quarter end. The customer, citing failure to deliver product within contract terms, has assessed liquidated damages totaling approximately $400,000 on the contract. The company disputes the basis for these liquidated damages and is vigorously contesting them. However, following generally accepted accounting principles in the United States of America, the Company has reduced contract values and corresponding revenue recognition by approximately $400,000. At this time, the Company is unable to assess the ultimate impact of the arbitration on current operations and financial condition.

           The open balance of $700,000 due on the contract represents the total net exposure to the Company on this contract. On June 16, 2003, the Company's Thai attorneys filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute. In December 2003, the Company and the RTAF both picked arbitrators to represent them in the dispute, although no date has yet been set for the Arbitration proceedings. Citing a conflict of interest on the part of the RTAF's arbitrator, the Company was successful in having their arbitrator disqualified and the RTAF is currently in the process of appointing an alternative. Since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company continues to enjoy a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for the trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began, therefore it is not anticipated that the initiation of legal action against the RTAF will have any material adverse impact on future sales to the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

Backlog
-------

         The Company's sales backlog at May 28, 2004 and February 27, 2004, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $16,776,000 and $16,914,000 respectively. In addition, the Company's training, maintenance and upgrade contracts backlog at May 28, 2004, and February 27, 2004, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,655,000 and $2,637,000 respectively. Of the May 28, 2004 backlog, approximately $7,743,000 was under contracts for ATS products including $2,574,000 for the Royal Malaysian Air Force.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company is exposed to various market risks, including changes interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates although we may enter into such transactions in the future. A portion of the Company's indebtedness bears interest at rates that vary with the prime rate of interest. Accordingly, any increases in the applicable prime rate of interest will reduce the Company's earnings. With respect to currency risk, where the Company has a contract which is denominated in a foreign currency, it often establishes local in-country bank accounts and funds in-country expenses in the local currency, thus creating a "natural" currency hedge for a portion of the contract.

ITEM 4. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of May 28, 2004 (the "Evaluation Date"), and, based on this evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

         Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are the Company's internal controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In April 2003, Boenning & Scattergood, Inc. ("B&S") filed suit against the Company in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services, which was entered into with a predecessor of B&S (the "B&S Agreement"). B&S alleges that it contacted the investors in the Company's February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. The Company has responded to the complaint and also filed a counterclaim for breach of contract and professional malpractice. The Company believes that it has valid defenses to each of the claims of B&S and intends to vigorously defend itself against these claims. At this time, however, discovery is ongoing and the Company is unable to predict the outcome of this matter.

         In June 2003, Associated Mezzanine Investors, LLC ("AMI") filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania seeking payment of $195,682.86 for costs, fees and expenses allegedly due to AMI pursuant to the terms of an agreement which the Company entered into with AMI (the "AMI Agreement"). AMI claims that it located suitable investors for the Company's February 2003 financing transaction and that it earned the claimed fees and is entitled to reimbursement of the claimed costs and expenses pursuant to the terms of the AMI Agreement. In March 2004 this suit was settled without any material impact on the Company's results of operations.

         In June 2003, EnTCo, our wholly-owned subsidiary of the Company, filed suit against Walt Disney World Co. and other entities ("Disney") in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride "Mission:
Space" located in Disney's Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and the Company (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $150,000. EnTCo and the Company believe that they have valid defenses to each of Disney's counterclaims and intend to vigorously defend against these counterclaims. At this time, the parties are engaged in the discovery process. The parties have exchanged self-executing disclosures, responses to interrogatories and documents and depositions will begin soon. Accordingly, as of this date, EnTCo and the Company are unable to predict the outcome of this matter.

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

31.1 Certification dated July 12, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2 Certification dated July 12, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32 Certification dated July 12, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

    (b)  Reports on Form 8-K

         On May 28, 2004, the Company filed a Current Report on Form 8-K reporting its financial results for the fourth quarter of fiscal 2004 as well as its financial results for fiscal 2004.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ENVIRONMENTAL TECTONICS CORPORATION
                            (Registrant)

Date: July 12, 2004     By:  /s/ William F. Mitchell
                             ---------------------------------
                             William F. Mitchell
                             President and Chief
                             Executive Officer
                             (Principal Executive Officer)


Date: July 12, 2004     By:  /s/ Duane Deaner
                             -----------------------------------
                             Duane Deaner,
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)