Form 10-Q
period 2004-08-27
ENVIRONMENTAL TECTONICS CORP
filed 2004-10-12
CIK 33113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 27, 2004

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

                           COUNTY LINE INDUSTRIAL PARK
                         SOUTHAMPTON, PENNSYLVANIA 18966
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         Yes     x                          No
            ----------                        ----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                No     x
            ----------                        ----------

         The number of shares outstanding of the registrant's common stock as of September 30, 2004 is: 7,640,686.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Environmental Tectonics Corporation
                         Consolidated Income Statements
                                   (unaudited)
         (amounts in thousands, except share and per share information)

                                                 Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                            August 27,            August 29,          August 27,            August 29,
                                              2004                  2003                2004                   2003
                                            -----------         ------------         -----------           -----------
Net sales                                     $6,523               $4,752              $12,698               $10,882
Cost of goods sold                             5,502                2,966               10,683                 6,809
                                             -------              -------              -------               -------
Gross profit                                   1,021                1,786                2,015                 4,073
                                             -------              -------              -------               -------

Operating expenses:
Selling and administrative                     3,121                2,231                5,551                 3,916
Research and development                         292                  (50)                 501                    32
                                             -------              -------              -------               -------
                                               3,413                2,181                6,052                 3,948
                                             -------              -------              -------               -------
Operating (loss)/income                       (2,392)                (395)              (4,037)                  125
                                             -------              -------              -------               -------

Other expenses:
Interest expense, net                            387                  389                  731                   767
Other, net                                        40                   78                  125                    87
                                             -------              -------              -------               -------
                                                 427                  467                  856                   854
                                             -------              -------              -------               -------
 Loss before income taxes                     (2,819)                (862)              (4,893)                 (729)

 Benefit from income taxes                      (835)                (238)              (1,450)                 (171)
                                             -------              -------              -------               -------
 Loss before minority interest                (1,984)                (624)              (3,443)                 (558)
 Loss (income) attributable to
 Minority interest                                 -                    2                   (2)                    6
                                             -------              -------              -------               -------
                Net loss                      (1,984)               $(622)             $(3,445)                $(552)
                                             =======              =======              =======               =======

Per share information:
 Loss applicable to common shareholders      $(1,984)               $(622)             $(3,445)                $(552)

                        Loss per share:
                           basic              $(0.26)              $(0.09)              $(0.45)               $(0.08)

                        Loss per share:
                           diluted            $(0.26)              $(0.09)              $(0.45)               $(0.08)
Number of shares: basic                    7,641,000            7,157,000            7,590,000             7,157,000
Number of shares: diluted                  7,641,000            7,157,000            7,590,000             7,157,000



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets

                                                                              August 27,            February 27,
                                                                                 2004                   2004
                                                                              unaudited
                                                                        ----------------------- ----------------------
                                                                             (amounts in thousands, except share
                                                                                        information)
                                Assets
Current assets:
    Cash and cash equivalents                                                 $    1,572              $    1,366
    Cash equivalents restricted for letters of credit                              6,183                     784
    Accounts receivable, net                                                       9,081                  19,233
    Costs and estimated earnings in excess of billings on uncompleted
      long-term contracts                                                          6,121                   5,333
    Inventories                                                                    8,045                   9,843
    Deferred tax asset                                                             1,337                   1,337
    Prepaid expenses and other current assets                                      3,341                   1,949
                                                                              ----------              ----------
      Total current assets                                                        35,680                  39,845
                                                                              ----------              ----------
Property, plant and equipment, at cost, net of accumulated
    depreciation of $10,995 at August 27, 2004 and $10,651 at
    February 27, 2004                                                              5,687                   4,886

Software development costs, net of accumulated amortization of $7,921
    at August 27, 2004 and $7,494 at February 27, 2004                             3,504                   3,089

Goodwill and intangibles                                                             477                     477
Other assets, net                                                                    240                     399
                                                                              ----------              ----------
      Total assets                                                            $   45,588              $   48,696
                                                                              ==========              ==========

Liabilities and Stockholders' Equity
                             Liabilities
Current liabilities:
    Current portion of long-term debt                                         $      442              $      317
    Accounts payable - trade                                                       2,876                   2,431
    Billings in excess of costs and estimated earnings on uncompleted
      long-term contracts                                                          2,125                     945
    Customer deposits                                                              1,820                   3,657
    Accrued liabilities                                                            1,985                   2,588
                                                                              ----------              ----------
      Total current liabilities                                                    9,248                   9,938
                                                                              ----------              ----------

Long-term debt, less current portion:
    Credit facility payable to banks                                                   -                      30
    Long-term bonds, net                                                           4,095                   4,370
    Subordinated debt                                                              7,822                   7,666
    Other                                                                            420                      91
                                                                              ----------              ----------
                                                                                  12,337                  12,157
                                                                              ----------              ----------
Deferred income taxes                                                              1,502                   1,502
                                                                              ----------              ----------
      Total liabilities                                                           23,087                  23,597
                                                                              ----------              ----------

Minority interest                                                                     47                      45

                         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized; 7,640,686 and
    7,176,552 issued and outstanding at August 27, 2004 and
    February 27, 2004, respectively                                                  381                     359
Capital contributed in excess of par value of common stock                        10,157                   9,430
Accumulated other comprehensive loss                                                (233)                   (329)
Retained earnings                                                                 12,149                  15,594
                                                                              ----------              ----------
      Total stockholders' equity                                                  22,454                  25,054
                                                                              ----------              ----------
Total liabilities and stockholders' equity                                    $   45,588              $   48,696
                                                                              ==========              ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Twenty-six Weeks Ended
                                                                 -------------------------------------------
                                                                   August 27,                    August 29,
                                                                     2004                           2003
                                                                 --------------                -------------
                                                                           (amounts in thousands)
Cash flows from operating activities:
     Net loss                                                       $(3,445)                       $(552)
     Adjustments to reconcile net loss to net cash
     provided by/(used in) operating activities:
       Depreciation and amortization                                    990                          670
       Non-cash interest expense                                        156                          255
       Provision for losses on accounts receivable
         and inventories                                                 76                          100
       Minority interest                                                  2                           (6)
       Changes in operating assets and liabilities:
         Accounts receivable                                         10,152                          498
         Costs and estimated earnings in excess of
           billings on uncompleted long-term contracts                 (788)                      (2,077)
       Inventories                                                    1,129                       (2,166)
       Prepaid expenses and other assets                             (1,392)                        (730)
       Accounts payable                                                 445                          527
       Billings in excess of costs and estimated
           earnings on uncompleted long-term contracts                1,180                         (822)
       Customer deposits                                             (1,837)                       1,047
       Other accrued liabilities                                       (604)                         216
                                                                    -------                      -------
Net cash provided by/(used in) operating activities                   6,064                       (3,040)
                                                                    -------                      -------

Cash flows from investing activities:
     Acquisition of equipment                                           (92)                        (207)
     Capitalized leases                                                (520)                           -
     Capitalized software development costs                            (842)                        (484)
                                                                    -------                      -------
Net cash used in investing activities                                (1,454)                        (691)
                                                                    -------                      -------

Cash flows from financing activities:
     Borrowings under credit facility                                     -                          200
     Payments under credit facility                                     (30)                        (600)
     Repayment of long-term bonds                                      (275)                        (275)
     Cash equivalents restricted for letters of credit               (5,399)                         562
     Proceeds from issuance of common stock / warrants                  749                            -
     Deferred finance charges                                             -                          (49)
                                                                    -------                      -------
     Capital leases                                                     455                           (3)
                                                                    -------                      -------
Net cash used in financing activities                                (4,500)                        (165)
                                                                    -------                      -------

Effect of exchange rate changes on cash                                  96                          (25)
                                                                    -------                      -------
Net increase/(decrease) in cash and cash equivalents                    206                       (3,921)
Cash and cash equivalents at beginning of period                      1,366                        4,305
                                                                    -------                      -------
Cash and cash equivalents at end of period                           $1,572                         $384
                                                                    =======                      =======

Supplemental schedule of cash flow information:
     Interest paid                                                      444                          309
     Income taxes paid                                                    4                           63

Supplemental information on noncash
  operating and investing activities:
    During the twenty-six weeks ended
    August 27,2004, the Company reclassified
   $593 from inventory to fixed assets.

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

2.       Earnings Per Share

         Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share", is as follows:

                                 Thirteen Weeks Ended August 27, 2004                 Thirteen Weeks Ended August 29, 2003
                           --------------------------------------------------  -----------------------------------------------
                               Loss          Shares              Per Share        Loss             Shares           Per Share
                           (Numerator)    (Denominator)            Amount      (Numerator)      (Denominator)        Amount
                           ------------   --------------        -------------  ------------     -------------     ------------
                                              (amounts in thousands, except share and per share information)
Basic EPS

Net loss applicable to
  common stockholders       $(1,984)         7,641,000             $(0.26)        $(622)          7,157,000            $(0.09)

Effect of dilutive
  securities
         Options                  -                  -                                                    -
         Warrants                 -                  -                                                    -

Diluted EPS

Net loss applicable to
  common stockholders
  plus assumed
  conversions               $(1,984)         7,641,000             $(0.26)        $(622)          7,157,000            $(0.09)

                                Twenty-six Weeks Ended August 27, 2004         Twenty-six Weeks Ended August 29, 2003
                           --------------------------------------------------  ------------------------------------------------
                              Loss            Shares              Per Share         Loss             Shares          Per Share
                           (Numerator)     (Denominator)           Amount        (Numerator)      (Denominator)        Amount
                           -----------    --------------        -------------    ------------     -------------     ------------
                                              (amounts in thousands, except share and per share information)
Basic EPS

Net loss applicable to
  common stockholders      $ (3,445)         7,590,000              $(0.45)          $(552)          7,157,000         $(0.08)

Effect of dilutive
  securities
         Options                  -                  -                                                       -
         Warrants                 -                  -                                                       -

Diluted EPS

Net loss applicable to
  common stockholders
  plus assumed
  conversions              $ (3,445)         7,590,000              $(0.45)          $(552)          7,157,000         $(0.08)

At August 27, 2004 there were stock options to purchase the Company's common stock totaling 323,752 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the Note, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note were to be converted into common shares, warrants for an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. Additionally, at August 27, 2004, there were outstanding warrants to purchase the Company's stock totaling 803,048 shares. None of these shares have been included in the computation of diluted earnings per share as the effect would be anti-dilutive.

At August 29, 2003 there were stock options to purchase the Company's common stock totaling 412,064 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the Note, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note were to be converted into common shares, warrants for an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. Additionally, at August 29, 2003, there were outstanding warrants to purchase the Company's stock totaling 1,240,868 shares. None of these shares have been included in the computation of diluted earnings per share as the effect would be anti-dilutive.

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

         At August 27, 2004, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                                                 Thirteen Weeks Ended
                                                                       ----------------------------------------
                                                                       August 27, 2004          August 29, 2003
                                                                       -----------------       -----------------
Net loss,
   as reported                                                              $(1,984)                 $ (622)

Less:  stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                         -                     (10)
                                                                            --------                 ------
Net loss, pro forma                                                         $(1,984)                 $ (632)

Loss per share of common stock-basic:
         As reported                                                        $ (0.26)                 $ (.09)
         Pro forma                                                          $ (0.26)                 $ (.09)

Loss per share of common stock--diluted:
         As reported                                                        $ (0.26)                 $ (.09)
         Pro forma                                                          $ (0.26)                 $ (.09)

                                                                                 Twenty-six Weeks Ended
                                                                       ----------------------------------------
                                                                       August 27, 2004           August 29, 2003
                                                                       -----------------       -----------------
Net loss,
   as reported                                                              $(3,445)                  $(552)

Less:  stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                         -                     (20)
                                                                            -------                   -----
Net loss, pro forma                                                         $(3,445)                  $(572)

Loss per share of common stock-basic:
         As reported                                                        $ (0.45)                 $ (.08)
         Pro forma                                                          $ (0.45)                 $ (.08)

Loss per share of common stock--diluted:
         As reported                                                        $ (0.45)                 $ (.08)
         Pro forma                                                          $ (0.45)                 $ (.08)

There were no grants of stock options during the twenty-six weeks ended August 27, 2004 or August 29, 2003.

4.       Accounts Receivable

         The components of accounts receivable are as follows:

                                                                              August 27,
                                                                                2004           February 27,
                                                                              unaudited            2004
                                                                             -----------       -------------
                                                                                (amounts in thousands)

U.S. Government receivables billed and unbilled contract costs subject to
    negotiation                                                                 $ 3,159           $ 3,128

U.S. commercial receivables billed                                                2,026             1,508
International receivables billed and unbilled contract costs subject to
    negotiation                                                                   4,274            14,976
                                                                                -------           -------
                                                                                  9,459            19,612
Less allowance for doubtful accounts                                               (378)             (379)
                                                                                -------           -------
                                                                                $ 9,081           $19,233
                                                                                =======           =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

         Unbilled contract costs subject to negotiation as of August 27, 2004 and February 27, 2004, primarily represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $3,004,000 were recorded beginning in fiscal year 2002 and include $833,000 recorded during fiscal year 2004 and $105,000 recorded during the current fiscal quarter. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government's Technical Report that questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. On July 22, 2004 the U.S. Government's Contracting Officer issued a final decision on the claim, denying the claim in full. In response, the Company plans to file a complaint in the Court of Federal Claims in the near future.

         This U. S. Government claim has followed the typical process of claim notification, preparation, submittal, government audit and review by the contracting officer. Historically, most claims are initially denied in part or in full by the contracting officer (or no decision is forthcoming, which is then taken to be a deemed denial) which then forces the company to seek relief in a court of law.

         The Company considers the recorded costs to be realizable due to the fact that the costs relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. In the fiscal quarter ended May 28, 2004, the Company submitted a supplement to the claim incorporating additional cost items. The U.S. Government, citing failure to deliver the product within contract terms, has assessed liquidated damages but has not offset or withheld any progress payments due to the Company under the contract. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition for an estimated amount of $330,000 to cover a delay through the extended delivery period.

International receivables billed and unbilled contract costs subject to negotiation:
         International receivables billed include $700,000 at August 27, 2004 and February 27, 2004, respectively, related to a contract with the Royal Thai Air Force ("RTAF").
         In October 1993, the Company was notified by the RTAF that the RTAF was terminating a $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $230,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as stated in the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable "force majeure" events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. On August 30, 2001, the Company received a payment of $230,000 representing the amount due on the performance bond.
         The open balance of $700,000 due on the contract represents the total net exposure to the Company on this contract. On June 16, 2003, the Company's Thai attorneys filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute. In December 2003 the Company and the RTAF both selected arbitrators to represent them in the dispute, although no date has yet been set for the arbitration proceedings. Citing a conflict of interest on the part of the RTAF's arbitrator, the Company was successful earlier this fiscal year in having the RTAF's first choice for the arbitrator disqualified. They have since chosen another candidate, whom the Company also feels is not a disinterested party and thus, on August 3, 2004, we formally protested his appointment on the grounds of a conflict of interest.

         Since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company continues to enjoy a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began. Thus, we do not feel the initiation of legal action against the RTAF has affected our ability to obtain additional contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

         Unbilled contract costs subject to negotiation represent a claim ($2,600,000 recorded as of August 27, 2004) made against an international customer for a contract covering the period from 1997 to the present. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2005. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company and the customer are currently in the discovery phase of the arbitration process. The Company has filed its "Points of Claim" to which the customer has replied. Additionally, the customer has filed a counterclaim to which the Company answered in the second quarter of fiscal 2005. The customer, citing failure to deliver the product within contract terms, has assessed liquidated damages totaling approximately $400,000 on the contract. The Company disputes the basis for these liquidated damages and is vigorously contesting them. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition by approximately $400,000. At this point, the Company is unable to assess the ultimate impact of the arbitration on current operations and financials.

         Effective February 27, 2004, the Company reached an agreement totaling $10.5 million with the same international customer on another claim, thus resolving all outstanding amounts related to that claim. These proceeds were received on March 16, 2004 (See also the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Results of Operations and Financial condition following).

         Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims.

5.       Inventories

         Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $640,000 and $564,000 at August 27, 2004 and February 27, 2004, respectively):


                                                    August 27,
                                                      2004          February 27,
                                                    unaudited           2004
                                                   -----------      ------------
                                                        (amounts in thousands)
            Raw materials                               $313              $311
            Work in process                            6,233             7,803
            Finished goods                             1,499             1,729
                                                      ------            ------
                 Total                                $8,045            $9,843
                                                      ======            ======
6.       Stockholders' Equity

         The components of stockholders' equity at February 27, 2004 and August 27, 2004 were as follows:

                                                           (amounts in thousands, except share information)
                                                                       Capital
                                                                     contributed
                                                                     in excess of     Accumulated
                                                  Common Stock       par value of     Other Comp.      Retained
                                               Shares       Amount   common stock        Loss          Earnings       Total
                                            ---------      --------  ------------     -----------     ----------    --------
Balance at February 27, 2004                7,176,552         $359        $9,430         $(329)        $15,594       $25,054

Net loss for the twenty-six weeks
   ended August 27, 2004
                                                    -            -             -             -          (3,445)       (3,445)
Foreign currency translation
 adjustment                                         -            -             -                                          96
                                                                                                                     -------
Total comprehensive loss                            -            -             -            96               -        (3,349)
                                                                                                                     =======
Shares issued in connection
 with exercise of warrants                    437,820           21           565             -               -           586
Shares issued under exercise
 of employee stock options
 and Director compensation                     26,314            1           162             -               -           163
                                            ---------         ----       -------         -----         -------       -------
Balance at August 27, 2004                  7,640,686         $381       $10,157         $(233)        $12,149       $22,454
                                            =========         ====       =======         =====         =======       =======


7.       Long Term Debt

         The following table lists the long-term debt and other long-term obligations of the Company as of August 27, 2004.

                             PAYMENTS DUE BY PERIOD

Obligation                          Total          Less than 1 Year         1-3 Years           4-5 Years       After 5 Years
----------                          -----          ----------------         ---------           ----------      --------------
Current Portion of
Long Term Debt                     $     442          $      442               $    -           $      -              $     -
Long-term Debt                             -                   -                    -                  -                    -

Capital Leases                           420                   -                  420                  -                    -
Subordinated debt, net of
   unamortized discount of $2,178      7,822                   -                    -                  -                7,822
Long term bonds                        4,095                   -                  825                550                2,720
                                   ---------          ----------               ------            -------              -------
Total Obligations                  $  12,779          $      442               $1,245            $   550              $10,542
                                   =========          ==========               ======            =======              =======

         The Company has historically financed operations through a combination of cash generated from operations, and bank and other debt. On February 19, 2003, the Company signed a Credit Agreement (the "Agreement") with PNC Bank, National Association ("PNC") and a Convertible Note and Warrant Purchase Agreement (the "Note") with H.F. Lenfest, an individual, in the aggregate amount of $29,800,000. The Company used a portion of the proceeds from the financing to satisfy its existing debt obligations to Wachovia Bank, the Company's former lender, and to permit PNC Bank to issue a letter of credit to support outstanding bonds issued by the Company in a previous financing transaction. The transaction resulted in net proceeds (after transaction expenses and payment of existing debt) to the Company of approximately $3,600,000. The Company used the net proceeds for working capital and general corporate purposes.

    On April 30, 2003, the Agreement was amended to include: (i) a revolving credit facility in the maximum aggregate principal amount of $14,800,000 to be used for the Company's working capital and general corporate purposes, including capital expenditures, with a sublimit for issuances of letters of credit in the maximum aggregate face amount of $10,300,000, and (ii) a standby letter of credit in the face amount of $4,750,000 as credit support for the Company's bonds. Additionally, on July 9, 2003, a second amendment to the Agreement was executed which formed an additional $1,010,000 credit facility for use in financing export contracts which qualify for an EXIM (the Export-Import Bank of the United States) Bank guarantee.

     During the first quarter of fiscal 2005, as a result of the Company's recent operating losses and its violation of certain financial covenants contained in the Agreement, PNC advised the Company that it was instituting certain changes to the revolving credit facility. The changes included reducing the facility to $6,000,000 and requiring the Company to cash collateralize the full facility. These changes became effective on June 2, 2004.

     On August 24, 2004, the Agreement was amended to substantially reduce the operating facility and eliminate the associated monthly borrowing base reporting requirements. The revolving facility was reduced from $14,800,000 to $5,000,000 and use of the facility was restricted to the issuance of letters of credit, which are frequently a requirement of international contracts. Under the amended Agreement, the Company could no longer borrow cash loans. The Company's long-term bonds were left intact. As additional collateral for the revised facility, PNC required the Company to keep $2,500,000 in a restricted cash account. The annual fee for letters of credit was reduced from 1.75% to 1.0% per annum. Additionally, three of the financial covenants, the Leverage Ratio, the Fixed Charge Ratio and the requirement not to report a net loss in any annual period were eliminated and the Tangible Net Worth requirement was reduced. All other terms and conditions of the revolving loan and the line of credit as set forth in the Agreement remained in effect.

      Under the amended Agreement, the Company must maintain a minimum Tangible Net Worth. At August 27, 2004, the Company dropped below this minimum and thus was in violation of this financial covenant. The Company has obtained a waiver from PNC for this violation. Additionally, under the Note, which covers the Company's subordinated debt, the Company must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At August 27, 2004 the Company failed to meet any of these financial covenants but has obtained a waiver from its subordinated lender. Both of these waivers are solely for the period specified, namely the fiscal quarter ended August 27, 2004. Except as specified, these waivers do not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender's rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any Event of Default, except as specified.

      Going forward, the Bank has agreed to review and reduce the minimum Tangible Net Worth requirement to be more in line with the Company's operating performance. Specific terms and conditions for this modification had not been finalized as of the filing date of this report. Based on the annual forecast and the indicated actions described above, the Company does not believe it is probable that it will fail future covenant tests.

      Given the Company's inability to borrow cash under the amended Agreement, the Company may need to obtain additional sources of capital in order to continue growing our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, we believe that we will be able to locate such additional capital and that these actions by our bank will not have a long-term material adverse effect on our business.

      Under the August 24, 2004 amendment the EXIM Line was reduced from $1,010,000 to $995,000, with all other terms and conditions remaining unchanged. Availability under the EXIM facility is determined based on a borrowing base consisting of a portion of the Company's receivables and inventory.

      As a condition of amending the Agreement, Mr. Lenfest, holder of the Company's subordinated debt, agreed to issue to PNC on the Company's behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr.Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and a warrant to purchase 200,000 shares of stock under the same terms and conditions as his existing warrant for 803,048 shares (see the Liquidity and Capital Resources section following in this report).

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

                                                                            Industrial
                                                       ATS                     Group                  Total
                                                    --------          ----------------------         -------
                                                                      (amounts in thousands)

THIRTEEN WEEKS ENDED AUGUST 27, 2004
Net Sales                                           $4,013                  $2,510                   $6,523
Interest Expense                                       288                     113                      401
Depreciation and Amortization                          291                     165                      456
Operating loss                                      (2,014)                   (164)                  (2,178)
Income Tax Benefit                                     698                      83                      781
Goodwill and Intangibles                               477                       -                      477
Identifiable Assets                                 18,882                   7,869                   26,751
Expenditures For Segment Assets                        548                      6                       554

THIRTEEN WEEKS ENDED AUGUST 29, 2003
Net Sales                                           $2,676                  $2,076                   $4,752
Interest Expense                                       300                      89                      389
Depreciation and Amortization                          232                     213                      445
Operating Income/(Loss)                                 54                    (131)                     (77)
Income Tax Benefit                                     (68)                    (61)                    (129)
Goodwill and Intangibles                               477                       -                      477
Identifiable Assets                                 28,009                   8,139                   36,148
Expenditures For Segment Assets                         86                      26                      112

Reconciliation to consolidated amounts                2004                    2003

   Segment Assets                                  $26,751                 $36,148
   Corporate Assets                                 18,837                  11,389
                                                   -------                 -------

   Total Assets                                    $45,588                 $47,537
                                                   =======                 =======
   Segment operating loss                          $(2,178)                $   (77)
   Less interest expense                              (401)                   (389)
   Less income taxes benefit                           781                     129
                                                   -------                 -------

Total loss for segments                             (1,798)                   (337)

Corporate home office expenses                        (214)                   (318)
Interest and other expenses                            (26)                    (78)
Income tax benefit                                      54                     109
Minority interest                                        -                       2
                                                  --------                --------
Net loss                                          $ (1,984)               $   (622)
                                                  ========                ========

                                                                            Industrial
                                                      ATS                      Group                 Total
                                                    --------             ----------------          ---------
                                                                      (amounts in thousands)
TWENTY-SIX WEEKS ENDED AUGUST 27, 2004
Net Sales                                           $8,414                  $4,284                  $12,698
Interest Expense                                       525                     220                      745
Depreciation and Amortization                          618                     312                      930
Operating Loss                                      (2,758)                   (796)                  (3,554)
Income Tax Benefit                                   1,018                     307                    1,325
Goodwill and Intangibles                               477                       -                      477
Identifiable Assets                                 18,882                   7,869                   26,751
Expenditures For Segment Assets                        589                      23                      612

TWENTY-SIX WEEKS ENDED AUGUST 29, 2003
Net Sales                                           $5,661                  $5,221                  $10,882
Interest Expense                                       594                     173                      767
Depreciation and Amortization                          449                     476                      925
Operating Income                                       235                     516                      751
Income Tax (Benefit)/Provision                        (125)                    221                       96
Goodwill and Intangibles                               477                       -                      477
Identifiable Assets                                 28,009                   8,139                   36,148
Expenditures For Segment Assets                        160                      47                      207

Reconciliation to consolidated amounts                 2004                  2003

   Segment Assets                                  $26,751                 $36,148
   Corporate Assets                                 18,837                  11,389
                                                  --------                 -------

   Total Assets                                    $45,588                 $47,537
                                                  ========                ========
   Segment operating (loss)/income                 $(3,554)                $   751
   Less interest expense                              (745)                   (767)
   Less income taxes benefit/(exp)                   1,325                     (96)
                                                  --------                 -------
Total loss for segments                             (2,974)                   (112)

Corporate home office expenses                        (483)                   (626)
Interest and other expenses                           (111)                    (87)
Income tax benefit                                     125                     267
Minority interest                                       (2)                      6
                                                  --------                 -------

Net loss                                          $ (3,445)                $  (552)
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

         Approximately 28% of sales totaling $1,827,000 in the thirteen weeks ended August 27, 2004 were made to two international customers in the ATS segment. Approximately 43% of sales totaling $2,020,000 in the thirteen weeks ended August 27, 2003 were made to one domestic and one international customer in the sterilizer and ATS segments respectively.

         Approximately 17% of sales totaling $2,140,000 in the twenty-six weeks ended August 27, 2004 were made to one international customer in the ATS segment. Approximately 37% of sales totaling $3,992,000 in the thirty-nine weeks ended August 29, 2003 were made to one domestic and one international customer in the sterilizer and ATS segments respectively.

         Included in the segment information for the thirteen weeks ended August 27, 2004 are export sales of $2,599,000. Of this amount, there are sales to or relating to governments or commercial accounts in Malaysia ($915,000) and the Czech Republic ($912,000). Sales to the U.S. Government and its agencies were $619,000 for the period.

         Included in the segment information for the thirteen weeks ended August 29, 2003 are export sales of $2,665,000. Of this amount, there are sales to or relating to governments or commercial accounts in Malaysia ($1,280,000), Nigeria ($474,000), and Korea ($275,000). Sales to the U.S. Government and its agencies aggregated $330,000 for the period.

         Included in the segment information for the twenty-six weeks ended August 27, 2004 are export sales of $6,277,000. Of this amount, there are sales to or relating to commercial accounts in Malaysia ($2,140,000), the Czech Republic ($912,000), Australia ($752,000) and Egypt ($752,000). Sales to the U.S. Government and its agencies aggregated $1,067,000 for the period.

         Included in the segment information for the twenty-six weeks ended August 29, 2003 are export sales of $5,636,000. Of this amount, there are sales to or relating to commercial or government accounts in Malaysia of $2,094,000. Sales to the U.S. Government and its agencies aggregated $665,000 for the period.

9.       Recent Accounting Pronouncements

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities", "VIEs"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise acquires an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows since the Company currently has no VIES. In December 2003, the FASB issued FIN 46R with respect to VIES created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose entities
(SPE). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provision of FIN 46R effective February 27, 2004, and such adoption did not have a material impact on the consolidated statements since the Company currently has no SPEs.

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

OVERVIEW

         We are principally engaged in the design, manufacture and sale of software driven products used to create and monitor the physiological effects of motion on humans and equipment and to control, modify, simulate and measure environmental conditions. These products include aircrew training systems, entertainment products, sterilizers, environmental and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies.

         The following factors had an adverse impact on our performance for the fiscal quarter and the twenty-six weeks ended August 27, 2004:

         o  Unfavorable global economic and political conditions;

         Our new sales bookings continued to be hampered by unfavorable global economic and political conditions. Many new projects continue to face budget constraints and other governmental delays by our customers throughout the world. Additionally, sentiment against purchasing American-made goods has heightened since September 11, 2001. Proposal activity in some of our businesses, most notably in the ATS and environmental areas, remains strong: the probability of being awarded some significant potential projects has recently increased: we have booked some large projects in the ATS area this fiscal year; however, we have not been able to materially increase the backlog and our resulting sales volume. Thus, we still remain cautious about the volume of new contracts that may be awarded in the near term.

         o Technical and other issues which delayed completion of some projects;

         Many of our products, especially in the ATS and environmental lines, incorporate new state-of-the-art or unproven technologies. Occasionally, given the engineering effort to design, develop and test these technologies and the difficult logistics of installation and acceptance requirements in foreign locations, we experience delays in the final completion and receipt of final payment for a project. This can have a negative impact on revenue recognition, gross margin performance, and cash flow from operations, especially if additional spending is required or if customer induced delays occur. Historically, we have charged the cost of developing new product technologies to individual contracts and occasionally only a portion of these costs is covered by customer payments. Although some significant long-standing contracts have been closed in fiscal 2005, additional contracts have continued to experience various delays, and these delays are expected to have a continued negative impact on our gross margins. This situation is applicable to many of our product lines and tends to add an element of unpredictability to our financial performance.

         o  Limited borrowing availability and higher costs of capital.

         Cash collections have been very strong in fiscal 2005 primarily due to the receipt of $10.5 million in March 2004 under a settlement agreement of an international claim, and there are currently some sizable open customer receivables. However, given our inability to borrow cash from PNC under the August 24, 2004 amendment to the Bank Agreement, and the requirement to restrict the use of $2.5 million of cash, we may need to obtain additional sources of capital in order to grow our business. We currently have a relatively high average cost of capital and this continues to have a negative impact on our financial results. New capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high.

         o  Higher cost of litigation and contract claims activity.

         A significant portion of our selling and administrative spending is related to costs associated with litigation and our ongoing contract claims activities. Two litigation matters, an international contract claim and the legal suit against Walt Disney World Company, were in the discovery phase in the fiscal quarter ended August 27, 2004 and required high outside legal effort. Although some decrease in the rate of expenditure is expected going forward, these matters are expected to continue to require material legal expenditures for the foreseeable future.

         Our goal is to be the premier supplier of low-cost, high-performance and technologically advanced simulation equipment in the markets we serve. To that end we face various challenges in order to make fiscal 2005 a successful year. In order to overcome the factors adversely impacting our performance and to meet this goal, we need to take the following actions. (The reader is referred to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2004.)

         o Sell through all of the products we technologically enhanced in fiscal 2004.

         o Stimulate interest in the U.S. Government Armed Forces to purchase ATFS technology.

         o Allocate the resources and find the funding to continue to evolve Advanced Tactical Flight Simulation (ATFS).

         o Re-engineer the products in our ATS and environmental lines to remain competitive.

         o Complete some large international projects which have negative margins and continue to monopolize our limited installation personnel.

         o Continue to reduce the environmental business operating losses by utilizing the skills of additional personnel acquired from a former competitor.

         o Expand the entertainment line by repeat sales and the introduction of story line enhancements.

         o  Settle at least one major claim.

         o Balance overhead and selling and administrative spending levels to be more in line with the current level of sales volume.

         o  Rejuvenate the sales force and sales booking level.

         o  Prioritize and focus our product development.

         o Tightly manage our cash to compensate for the reduced booking level and inability to borrow from our bank.

         o Minimize the financial cost of implementing the new requirements under the Sarbanes-Oxley act.

         Our failure to complete some or all of these steps may have a material adverse effect on our future operating results.

         We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there exists persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonable assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies we utilize:

         Revenue on long-term contracts that require us to design, develop or manufacture a product or modify an existing unit is recognized using the percentage-of-completion method. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. This percentage is multiplied by the total estimated revenue under a contract to calculate the amount of revenue recognized in an accounting period. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased items at future dates. Revenue recognized in excess of amounts billed to customers on uncompleted long-term contracts under the percentage of completion method is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts under the percentage of completion method are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which we learn the facts that require us to revise the cost and profit estimates. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. Retainage is generally due within one year of completion of the contract. Revenue recognition under the percentage-of-completion method involves significant estimates which may need to be adjusted from quarter to quarter which would impact revenue and margins on a cumulative basis.

         Effective with the beginning of fiscal year 2005, we changed the parameters for application of the percentage of completion method of revenue recognition. The minimum contract value has been raised to include all contracts over $250,000 and the minimum completion period has been shortened to six months for a contract to apply for this method. The criteria in prior years was contracts over $100,000 in value with a completion period of one year or more. This change applies to contracts entered into or started after February 27, 2004. Given the nature and mix of contracts booked in recent years, the we believe adjusting the criteria in this way will allow for a more representative reporting of the production flow and earnings process. We are unable to quantify the impact this change would have had on prior years operating results.

         Revenue for contracts under $250,000, or to be completed in less than six months, and where there are no post-shipment services included in the contract, is recognized on the date that the finished product is shipped to the customer.

         Revenue derived from the sale of parts or as-needed repair services is recognized on the date that the product is shipped to the customer or that the services are completed. Revenue on contracts under $250,000, or to be completed in less than six months, and where post-shipment services (such as installation and customer acceptance) are required, is recognized following customer acceptance. Contracted maintenance services are provided under separate maintenance contracts with our customers. Revenue for contracted maintenance contracts is recognized ratably over the life of the contract with related material costs expensed as incurred.

         In accordance with accounting principles generally accepted in the United States of America, recognizing revenue on contract claims and disputes related to customer caused delays, errors in specifications and designs, and other unanticipated causes, and for amounts in excess of contract value, is generally appropriate if it is probable that the claim will result in additional contract revenue and if we can reliably estimate the amount of additional contract revenue which may be received. However, revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Claims involve significant judgments and estimates and are subject to negotiation, arbitration and audit by the customer or governmental agency.

         We have operating subsidiaries in the United Kingdom and Poland, maintain regional offices in the Middle East, and Asia, and use the services of approximately 100 independent sales organizations and agents throughout the world. ETC International Corporation is a holding company established for federal income tax purposes and is not an operating subsidiary. We consider our business activities to be divided into two segments: Aircrew Training Systems
(ATS) and the Industrial Group.

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

         Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended February 27, 2004, which was filed with the Securities and Exchange Commission on May 27, 2004.

Revenue Recognition on Long-Term Contracts

         When the performance of a contract requires a customer to pay the Company more than $250,000 and will extend beyond a six-month period, revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are recognized based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed periodically throughout the lives of the contracts, and adjustments to profits resulting from any revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known to us.

         We account for some of our largest contracts, including our contracts with the U.S. Government and foreign governments, using the percentage-of-completion method. If we do not accurately estimate the total cost to be incurred on this type of contract, or if we are unsuccessful in the ultimate collection of any associated contract claims, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any resulting reductions in margins or contract losses could be material to our results of operations and financial position.

Accounts Receivable

         We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customer's current credit worthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. While our credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Additionally, as a result of the concentration of international receivables, we cannot predict the effect, if any, which geopolitical risk and uncertainty will have on the ultimate collection of our international receivables.

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED AUGUST 27, 2004 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 29, 2003.

         We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

($000)                   SUMMARY TABLE OF RESULTS
-------------------------------------------------

                      FY 05 Q2     FY 04 Q2       $ VAR      % VAR

                                                (  )=UNFAVORABLE

SALES

   DOMESTIC            3,304         1,757       1,547       88.1

   US GOV'T              619           330         289       87.6

   INT'L               2,600         2,665         (65)      (2.4)
                      ------        ------       -----      -----

TOTAL SALES            6,523         4,752       1,771       37.3

GROSS PROFIT           1,021         1,786        (765)     (42.8)

SG&A EXPENSES          3,121         2,231        (890)     (39.9)

R&D EXPENSES             292           (50)       (342)    (784.0)

INTEREST EXP.            387           389           2        0.5

OTHER EXP.,NET            40            78          38       48.7

INCOME TAXES            (835)         (238)        597      250.8
                      ------        ------       -----      -----

NET LOSS              (1,984)         (622)     (1,362)    (219.0)

NET LOSS PER SHARE

(DILUTED)             $(0.26)       $(0.09)     $(0.17)    (188.9)

Net Loss.
--------

         The Company had a net loss of $(1,984,000), or ($0.26) per share (diluted), during the second quarter of fiscal 2005 versus a net loss of $(622,000), or ($.09) per share (diluted), for the second quarter of fiscal 2004, representing a decrease of $1,362,000 or 219.0%. This increase in net loss was due to a significantly reduced gross profit margin coupled with increases in selling and administrative and research and development expenses, partially offset by increased sales and a larger income tax benefit.

Sales.
-----

         Sales for the second quarter of fiscal 2005 were $6,523,000 as compared to $4,752,000 for the second quarter of fiscal 2004, an increase of $1,771,000 or 37.3%. Sales increases were evidenced in all product lines except sterilizers. The most significant increases occurred in the entertainment and environmental areas. ATS sales benefited from the shipment, which had been delayed for over a year due to U.S. Government paperwork issues, of a gyro to the Czech Republic. The environmental group experienced increased domestic sales for automotive testing and HVAC applications. Entertainment experienced significant quarter over quarter growth as new products were introduced to the market.

         We have historically experienced significant variability in our sales performance. This reflects the existing sales backlog, product and the nature of contract (size and performance time) mix, the manufacturing cycle and amount of time to effect installation and customer acceptance, and certain factors not in our control such as customer delays and the time required to obtain U.S. Government export licenses. One or a few contract sales may account for a substantial percentage of our quarterly revenue.

Domestic Sales.
--------------

         Overall, domestic sales in the second quarter of fiscal 2005 were $3,304,000,000 as compared to $1,757,000 in the second quarter of fiscal 2004, an increase of $1,547,000 or 88.1%, as all product lines except sterilizers and ATS showed significant increases. Entertainment and environmental products evidenced the most significant increases resulting from the aforementioned activities. Domestic sales represented 50.7% of the Company's total sales in the second quarter of fiscal 2005, up from 37.0% for the second quarter of fiscal 2004. Sales to the U.S. Government in the second quarter of fiscal 2005 were $619,000 as compared to $330,000 in the second quarter of fiscal 2004, and represented 9.5% of total sales in the second quarter of fiscal 2005 versus 6.9% for the second quarter of fiscal 2004.

International Sales.
-------------------

         International sales for the second quarter of fiscal 2005 were $2,600,000 as compared to $2,665,000 in the second quarter of fiscal 2004, a decrease of $65,000 or 2.4%, and represented 39.8% of total sales as compared to 56.1% in the second quarter of fiscal 2004. Throughout our history, most of the sales for Aircrew Training Systems have been made to international customers. In the second quarter of fiscal 2005 international sales totaling at least ten percent of total international sales were made to Malaysia ($915,000) and the Czech Republic ($912,000). In the second quarter of fiscal 2004 international sales totaling at least ten percent of total international sales were made to government or commercial accounts in Malaysia ($1,280,000), Nigeria ($474,000), and Korea ($275,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.
------------

         Gross profit for the second quarter of fiscal 2005 was $1,021,000 as compared to $1,786,000 in the second quarter of fiscal 2004, a decrease of $765,000 or 42.8%. This decrease resulted from a 21.9 percentage point decrease in the gross profit rate as a percent of sales partially offset by an increase in sales. The quarter-to-quarter reduction resulted primarily from a significantly reduced gross margin rate in the pilot training systems (PTS) group of ATS, which comprised 41.0% of total sales in the current period. This reduction resulted from a budget cost increase for the Malaysia centrifuge project reflecting additional testing and an extended installation period and the shipment of the aforementioned gyro for the Czech Republic at a cost above sales value, which resulted in a negative gross margin for the project. Historically we have charged the cost of developing new product technologies to individual contracts and occasionally only a portion of these costs are covered by customer payments. Relatively speaking, the gross profit rate as a percent of sales for the PTS group in the second quarter of fiscal 2004 was high reflecting a few lost cost projects.

         We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by selling prices, the engineering cost of product enhancements, the amount of new product development required to meet contract specifications, the mix of materials, labor content and engineering effort in manufacturing costs, labor difficulties in field work including installation and customer acceptance, and the impact of claims settlements. We face a challenge to reduce costs and improve gross margins while implementing innovative new technologies.

Selling and Administrative Expenses.
-----------------------------------

         Selling and administrative expenses for the second quarter of fiscal 2005 were $3,121,000 as compared to $2,231,000 in the second quarter of fiscal 2004, an increase of $890,000 or 39.9% primarily reflecting significantly higher costs associated with litigation and the Company's ongoing contract claims activities. Two litigation matters, an international contract claim and the legal suit against Walt Disney World Company, etc., were in the discovery phase in the fiscal quarter ended August 27, 2004 and required high outside legal effort. Although some decrease in the rate of expenditure is expected going forward, these matters are expected to continue to require material legal expenditures for the foreseeable future.

         A significant portion of our selling and administrative spending is related to three activities: 1. legal and contract claims costs, 2. outside agent and sales personnel commissions on booked contracts and 3. additional accounting, legal and stockholder's costs required to comply with applicable statutes, rules and regulations as a public company. We have recently instituted a series of cost cutting measures and plan to continue to review all spending categories.

Research and Development Expenses.
---------------------------------

         Research and development expenses, which are charged to operations as incurred, were $292,000 for the second quarter of fiscal 2005 as compared to a credit of $50,000 for the second quarter of fiscal 2004, reflecting an increase of $342,000 or 784.0%. Most of the increase resulted from a delay in obtaining local government grant funding for spending in our Turkish subsidiary for two projects currently in progress. We are currently evaluating the level of spending required to support this operation.

         Most of our research efforts, which were and continue to be a significant cost of our business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates. Most of our products require a significant amount of continued development effort to implement new applications, design product extensions, and integrate new technology into existing products.

Interest Expense.
----------------

         Interest expense for the second quarter of fiscal 2005 approximated the prior period level. Interest expense includes interest on our debt, amortization of debt discount resulting from the beneficial conversion option of the our subordinated debt and associated warrants issued with the debt, and amortization of deferred financing costs for our February 2003 refinancing.

Other Income/Expense, Net
-------------------------

     Other income/expense, net, was an expense of $40,000 for the second quarter of fiscal 2005 versus a net expense of $78,000 for the second quarter of fiscal 2004, a decrease of $38,000 or 48.7%. The reduction in other income/expenses reflected higher miscellaneous income in the current quarter.

Provision for Income Taxes.
--------------------------

         Given our pre-tax loss for the fiscal period, we recognized a tax benefit for the second quarter of fiscal 2005 estimated at a 30% rate domestically and a consolidated estimated rate of 29.6%. The consolidated rate for the second quarter of fiscal 2004 reflected an estimated rate of 27.6%, reflecting additional research and development tax credits.

RESULTS OF OPERATIONS
TWENTY-SIX WEEKS ENDED AUGUST 27, 2004 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 29, 2003.

We have historically experienced significant variability in our revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

$000)                   SUMMARY TABLE OF RESULTS
------------------------------------------------

             FIRST SIX MONTHS  FIRST SIX MONTHS  $ VAR      % VAR

                 FISCAL 2005     FISCAL 2004

                                                 (  )=UNFAVORABLE

SALES

   DOMESTIC         5,354         4,581           773         16.9

   US GOV'T         1,067           665           402         60.5

   INT'L            6,277         5,636           641         11.4
                   ------        ------        ------      -------

TOTAL SALES        12,698        10,882         1,816         16.7

GROSS PROFIT        2,015         4,073        (2,058)       (50.5)

SG&A EXPENSES       5,551         3,916        (1,635)       (41.8)

R&D EXPENSES          501            32          (469)    (1,465.6)

INTEREST EXP.         731           767            36          4.7

OTHER EXP.,NET        125            87           (38)       (43.7)

INCOME TAXES       (1,450)         (171)        1,279        748.0
                   ------        ------        ------      -------

NET LOSS           (3,445)        (552)        (2,893)      (524.1)

NET LOSS PER SHARE

(DILUTED)          $(0.45)       $(0.08)       $(0.37)      (462.5%)

Net Loss.
---------

         The Company had a net loss of $(3,445,000), or ($0.45) per share (diluted), during the first half of fiscal 2005 versus a net loss of $(552,000), or ($.08) per share (diluted), for the first half of fiscal 2004, representing a decrease of $2,893,000 or 524.1%. This increase in net loss was due to a significantly reduced gross profit margin coupled with increases in selling and administrative and research and development expenses, partially offset by increased sales and a larger income tax benefit.

Sales.
------

         Sales in the first half of fiscal 2005 were $12,698,000 as compared to $10,882,000 for the first half of fiscal 2004, an increase of $1,816,000 or 16.7%. Sales increases were evidenced in the environmental, ATS and entertainment lines. Environmental sales were higher for automotive testing domestically and for HVAC applications in China. ATS benefited from the shipment of a Gyro for the Czech Republic. Entertainment experienced significant period over period growth as new products were introduced to the market. Acting as a partial offset were significantly reduced sterilizer sales as the prior period included revenue for a large multi-unit order.

         We have historically experienced significant variability in our sales performance. This reflects the existing sales bookings backlog, product and the nature of contract (size and performance time) mix, the manufacturing cycle and amount of time to effect installation and customer acceptance, and certain factors not in our control such as customer delays and the time required to obtain U.S. Government export licenses. One or a few contract sales may account for a substantial percentage of our quarterly revenue.

Domestic Sales.
--------------

         Overall, domestic sales in the first half of fiscal 2005 were $5,354,000 as compared to $4,581,000 for the first half of fiscal 2004, an increase of $773,000 or 16.9%. The increase in domestic sales resulted from significant growth in most product areas. Domestic sales represented 42.2% of our total sales in the first half of fiscal 2005, up slightly from 42.1% for the first half of fiscal 2004. Sales to the U.S. Government in the first half of fiscal 2005 were $1,067,000 as compared to $665,000 for the first half of fiscal 2004, an increase of $402,000, 60.5%, and represented 8.4% of total sales in the first half of fiscal 2005 versus 6.1% for the first half of fiscal 2004.

International Sales.
-------------------

         International sales in the first half of fiscal 2005 were $6,277,000 as compared to $5,636,000 for the first half of fiscal 2004, an increase of $641,000 or 11.4%, and represented 49.4% of total sales in the first half of fiscal 2005, as compared to 51.8% for the first half of fiscal 2004. Throughout our history, most of the sales for ATS have been made to international customers. In the first half of fiscal 2005, international sales totaling at least ten percent of total international sales were made to government or commercial accounts in Malaysia ($2,140,000), the Czech Republic ($912,000), Australia ($752,000) and Egypt ($752,000). In the first half of fiscal 2004, international sales totaling at least ten percent of total international sales were made to commercial or governmental accounts in Malaysia ($2,094,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.
------------

         Gross profit in the first half of fiscal 2005 was $2,015,000 as compared to $4,073,000 for the first half of fiscal 2004, a decrease of $2,058,000 or 50.5%. This decrease resulted from a 21.5 percentage point drop in the gross profit rate as a percent of sales partially offset by the aforementioned sales increase. The period-to-period decrease reflected gross profit rate reductions most notably in the simulation, PTS and hyperbaric product areas. Simulation was negatively affected by additional development funds for both domestic and international projects. PTS suffered from a budget increase for the Malaysia centrifuge project reflecting additional testing and an extended installation period due to customer delays and the shipment of two gyros with net negative gross margins. Historically we have charged the cost of developing new product technologies to individual contracts and occasionally only a portion of these costs are covered by customer payments. Hyperbaric products reflected cost overruns on the Navy SDC project which is the subject of a claim.

         We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by selling prices, the amount of new product development required to meet contract specifications, the mix of materials, labor content and engineering effort in manufacturing costs, and labor difficulties in field work including installation and customer acceptance, and the impact of claims settlements.

Selling and Administrative Expenses.
-----------------------------------

         Selling and administrative expenses in the first half of fiscal 2005 were $5,551,000 as compared to $3,916,000 for the first half of fiscal 2004, an increase of $1,635,000 or 41.8%. During the first half of fiscal 2005 we incurred significant legal costs and claims expenses to support two litigation matters that were in the discovery phase of the legal process, an international contract claim and the suit against Walt Disney World Company. Additionally, the first quarter of fiscal 2004 included a reimbursement of prior period legal and claim expenses associated with an arbitration hearing in January 2003. Although some decrease in the rate of expenditure is expected going forward, these matters are expected to continue to require material legal expenditures for the foreseeable future.

         A significant portion of our selling and administrative spending is related to three activities; 1. legal and contract claims costs, 2. outside agent and sales personnel commissions on booked contracts, and 3. additional accounting, legal and stockholder's costs required to comply with applicable statutes, rules and regulations as a public Company. We have recently instituted a series of cost cutting measures and plans to continue to review all spending categories.

Research and Development Expenses.
---------------------------------

         Research and development expenses, which are charged to operations as incurred, were $501,000 in the first half of fiscal 2005 as compared to $32,000 for the first half of fiscal 2004, reflecting an increase of $469,000 or 1465.6%. Most of the increase in research and development expenses resulted from a delay in obtaining local government grant funding for spending in our Turkish subsidiary for two projects currently in progress. The Company is currently evaluating the level of spending required to support this operation.

         Most of our research efforts, which were and continue to be a significant cost of our business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates. Most of our products require a significant amount of continued development effort to implement new applications, design product extensions, and integrate new technology into existing products

Interest Expense.
----------------

         Interest expense in the first half of fiscal 2005 was $731,000 as compared to $767,000 for the first half of fiscal 2004, representing a decrease of $36,000 or 4.7%. The reduction in interest expense primarily reflected a temporary reduction in the interest rate for our subordinated debt borrowed in February 2003. Interest expense includes interest on our debt, amortization of debt discount resulting from the beneficial conversion option of our subordinated debt and associated warrants issued with the debt, and amortization of deferred financing costs for our February 2003 refinancing.

Other Income/Expense, Net
-------------------------

     Other income/expense, net, was a net expense of $125,000 for the first half of fiscal 2005 versus a net expense of $87,000 for the first half of fiscal 2004, an increase of $38,000 or 43.7%. The current period included higher bank and letter of credit charges.

Provision for Income Taxes.
--------------------------

         Given our pre-tax loss for the fiscal period, we recognized a tax benefit in the first half of fiscal 2005 estimated at a 30.0% rate domestically and a consolidated estimated rate of 29.6%. The consolidated rate for the first half of fiscal 2004 reflected an estimated rate of 23.5% reflecting additional research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash flow is subject to significant fluctuations due to many factors. The timing of new orders and associated advance and milestone deposits; the complicated logistics of collecting payments from international customers under letters of credit; customer induced schedule changes which could delay shipments, final acceptance and release of final contract payments; the variability and availability of funding for foreign government defense purchases; changes in levels of customer capital spending; international conflicts or economic crises; these and other factors not under our control may have a material impact on the timing and amount of cash generation or usage.

         During the first half of fiscal 2005 we generated $6,064,000 from operating activities. This was primarily the result of the collection in March 2004 of a $10.5 million settlement on an international claim (The reader is referred to the Notes to the Consolidated Financial Statements, Note 4, "Accounts Receivable" for a discussion of claims.) coupled with non-cash expenses, a decrease in inventory and an increase in billings in excess of costs and estimated earnings on uncompleted long-term contracts. Acting as partial offsets were the net loss, an increase in prepaid expenses and a decrease in customer deposits. Generally speaking, the cash generation reflected significant claims collections and the completion of some large non-POC (percentage of completion) jobs.

         Our investing activities used $1,454,000 during the first half of fiscal 2005 which consisted of purchases of capital equipment, capitalized leases, and capitalized software.

         Our financing activities used $4,500,000 during the first half of fiscal 2005 primarily reflecting an increase in our cash collateral restricted cash account. The cash collateral account serves as additional collateral for our bank facility.

         We have historically financed operations through a combination of cash generated from operations, and bank and other debt. On February 19, 2003, we signed a Credit Agreement (the "Agreement") with PNC Bank, National Association ("PNC") and a Convertible Note and Warrant Purchase Agreement (the "Note") with H.F. Lenfest, an individual, in the aggregate amount of $29,800,000. We used a portion of the proceeds from the financing to satisfy our existing debt obligations to Wachovia Bank, our former lender, and to permit PNC Bank to issue a letter of credit to support outstanding bonds that we had issued in a previous financing transaction. The transaction resulted in net proceeds (after transaction expenses and payment of existing debt) to the Company of approximately $3,600,000. We used the net proceeds for working capital and general corporate purposes.

Our obligations to PNC under the Agreement are secured by a first priority lien on and senior security interest in all of our assets, including all real property that we own.

         The Note issued to Mr. Lenfest included (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 and
(ii) warrants to purchase 803,048 shares of our common stock. Upon the occurrence of certain events, we will be obligated to issue additional warrants to Mr. Lenfest. The Note accrues interest at the rate of 10% per annum and matures on February 18, 2009. The Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of plus accrued and unpaid interest on the
Note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

         Our obligations to Mr. Lenfest under the Note are secured by a second priority lien on and security interest in all of our assets, junior in rights to the liens and security interests in favor of PNC, including all real property that we own.

         On April 30, 2003, the Agreement was amended to include: (i) a revolving credit facility in the maximum aggregate principal amount of $14,800,000 to be used for our working capital and general corporate purposes, including capital expenditures, with a sublimit for issuances of letters of credit in the maximum aggregate face amount of $10,300,000, and (ii) a standby letter of credit in the face amount of $4,750,000 as credit support for our bonds. Additionally, on July 9, 2003, a second amendment to the Agreement was executed which formed an additional $1,010,000 credit facility for use in financing export contracts which qualify for an EXIM (the Export-Import Bank of the United States) Bank guarantee.

         During the first quarter of fiscal 2005, as a result of our recent operating losses and our violation of certain financial covenants contained in the Agreement, PNC advised us that it was instituting certain changes to the revolving credit facility. The changes included reducing the facility to $6,000,000 and requiring us to cash collateralize the full facility. These changes became effective on June 2, 2004.

         On August 24, 2004 the Agreement was amended to substantially reduce the operating facility and eliminate the associated monthly borrowing base reporting requirements. The revolving facility was reduced from $14,800,000 to $5,000,000 and use of the facility was restricted to the issuance of letters of credit, which are frequently a requirement of international contracts. We could no longer borrow cash loans. Our long-term bonds were left intact. As additional collateral for the revised facility, PNC required us to keep $2,500,000 in a restricted cash account. The fee for letters of credit was reduced from 1.75% to 1.0% per annum. Additionally, three of the financial covenants, the Leverage Ratio, the Fixed Charge Ratio and the requirement not to report a net loss in any annual period were eliminated and the Tangible Net Worth requirement was reduced. All other terms and conditions of the revolving loan and the line of credit as set forth in the Agreement remained in effect.

      Under the amended Agreement, we must maintain a minimum Tangible Net Worth. At August 27, 2004 we dropped below this minimum and were in violation of this financial covenant. We have obtained a waiver from PNC for this violation. Additionally, under the Note, which covers our subordinated debt, we must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio, and a Tangible Net Worth Ratio. At August 27, 2004 we failed to meet any of these financial covenants but have obtained a waiver from the subordinated lender. These waivers are solely for the period specified, namely the fiscal quarter ended August 27, 2004. Except as specified, these waivers do not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender's rights or remedies, all of which are reserved, nor does it release us or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any Event of Default, except as specified.

     Going forward, the Bank has agreed to review and reduce the minimum Tangible Net Worth requirement to be more in line with our operating performance. Specific terms and conditions for this modification had not yet been finalized as of the filing date of this report. Based on the annual forecast and the indicated actions described above, the Company does not believe it is probable that it will fail future covenant tests.

         Under the August 24, 2004 amendment, the EXIM Line was reduced from $1,010,000 to $995,000, with all other terms and conditions remaining as per the Agreement. Availability under the EXIM facility is determined based on a borrowing base consisting of a portion of our receivables and inventory.

         As a condition of amending the Agreement, Mr. Lenfest, holder of our subordinated debt, agreed to issue to PNC on our behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended revolving line of credit. In consideration for issuing this guarantee, Mr. Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and a warrant to purchase 200,000 shares of stock under the same terms and conditions as his existing warrant for 803,048 shares (see discussion following).

         Prior to the consummation of the February 2003 refinancing, Advanced Technology Asset Management, LLC, ("ATAM"), a shareholder and a holder of warrants to purchase 332,820 shares of our common stock, consented to the transactions contemplated under the Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with the issuance of warrants to Mr. Lenfest, the anti-dilution rights contained in its warrant. In exchange for ATAM's consent, we issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants have substantially the same terms as the warrants issued to Mr. Lenfest. In March 2004 ATAM exercised all of its warrants and received a total of 437,820 shares of our common stock. We received proceeds of $586,410 from the exercise of these warrants.

         Going forward, our significant cash requirements will relate to salaries and other operational expenses, continued spending for product enhancements and technology and the costs of litigating claims and lawsuits. To fund these items, we plan to utilize cash from operations and proceeds from potential arbitration proceeds as well as additional cash which was restricted by the Bank but which will become available under the August 24, 2004 amended agreement. We have recently instituted a series of cost cutting measures and plans to continue to review all spending categories.

      Given our inability to borrow cash under the amended Agreement, we may need to obtain additional sources of capital in order to continue growing our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, we believe that we will be able to locate such additional capital and that these actions by our bank will not have a long-term material adverse effect on our business.

         The following table presents our contractual cash flow commitments on long-term debt and operating leases as of August 27, 2004.

                                                      PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                 -----------------------------------------------------------------------------------
                                                    LESS THAN 1
                                   TOTAL               YEAR          1-3 YEARS         4-5 YEARS       AFTER 5 YEARS
                                 ----------        ------------    ------------      -----------     ---------------
Long-term debt, including
   current maturities            $12,779              $442            $1,245              $550           $10,542
Operating leases                     694               139                86                83               386
                                 -------              ----            ------              ----           -------
Total                             13,473              $581            $1,331              $633           $10,928

Contract Claims
---------------

         Historically, we have had positive experience with regard to our contract claims in that recoveries have exceeded the carrying value of claims. As of August 27, 2004, claims recorded against the U.S. Government totaled $3,004,000 and claims recorded against an international customer totaled $2,600,000.

         Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2005. In conformity with accounting principles generally accepted in the United States of America, revenue that we record from a claim may not exceed the incurred contract costs related to the claim.

         In November 2003, the U.S. Government completed an audit of the submarine rescue decompression chamber project claim, rejecting most of the items due to audit or engineering reasons. We were not provided a copy of the Government's Technical Report that questioned approximately half of the claim costs. We have submitted a written rebuttal to the draft report and have formally requested a copy of the Technical Report. On July 22, 2004 the U.S. Government' Contracting Officer issued a final decision on the claim, denying the claim in full. We plan to file a complaint in the Court of Federal Claims in the near future.

         This U. S. Government claim has followed the typical process of claim notification, preparation, submittal, government audit, and review by the contracting officer. Historically, most claims are initially denied in part or in full by the contracting officer (or no decision is forthcoming, which is then taken to be a deemed denial) which then forces us to seek relief in a court of law.

         We consider the recorded costs to be realizable due to the fact that they relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. The U.S. Government, citing failure to deliver the product within contract terms, has assessed liquidated damages but has not offset or withheld any progress payments due to us under the contract. We dispute the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond our control and not due to our fault or negligence. However, following accounting principles generally accepted in the United States, we have reduced contract values and corresponding revenue recognition for an estimated amount of $330,000 to cover a delay through the extended delivery period.

         With respect to the claims filed against an international customer, we are currently in the discovery phase of the arbitration process. We have filed our "points of Claim" to which the customer has replied. Additionally, the customer has filed a counterclaim, which we answered, in the fiscal quarter ended August 27, 2004. The customer, citing failure to deliver product within contract terms, has assessed liquidated damages totaling approximately $400,000 on the contract. We dispute the basis for these liquidated damages and are vigorously contesting them. However, following accounting principles generally accepted in the United States of America, we have reduced contract values and corresponding revenue recognition by approximately $400,000. At this time we are unable to assess the ultimate impact of the arbitration on current operations and financials.

         The open balance of $700,000 due on the contract represents the total net exposure to us on this contract. On June 16, 2003, our Thai attorneys filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on the contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute. In December 2003 we and the RTAF both picked arbitrators to represent each of us respectively in the dispute, although no date has yet been set for the Arbitration proceedings. Citing a conflict of interest on the part of the RTAF's arbitrator, we were successful earlier this fiscal year in having the RTAF's first choice for arbitrator disqualified. They have since chosen another candidate, whom we also feels is not a disinterested party and thus on August 3, 2004 we formally protested his appointment on the grounds of a conflict of interest.

         Since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, we believe that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. We continue to enjoy a favorable relationship with the RTAF. We currently have both maintenance and upgrade contracts with the RTAF for trainers that are the subject of the dispute and have sold a significant amount of additional equipment to the RTAF since this dispute began, and the initiation of legal action against the RTAF has not affected our ability to obtain future contracts with the RTAF. At this point, we are not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment under this contract.

Backlog

         Our sales backlog at August 27, 2004 and February 27, 2004, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $14,470,000 and $16,914,000 respectively. In addition, our training, maintenance and upgrade contracts backlog at August 27, 2004, and February 27, 2004, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,190,000 and $2,637,000 respectively. Of the August 27, 2004 backlog, approximately $5,358,000 was under contracts for ATS products including $3,450,000 for Egypt and $1,659,000 for the Royal Malaysian Air Force.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to various market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Also, we have not entered into financial instruments to manage and reduce the impact of interest rates and foreign currency exchange rates although we may enter into such transactions in the future. A portion of our indebtedness bears interest at rates that vary with the prime rate of interest. Accordingly, any applicable increases in the applicable prime rate of interest will reduce our earnings. With respect to currency risk, where we have a contract that is denominated in a foreign currency, we often establish local in-country bank accounts and fund in-country expenses in the local currency, thus creating a "natural" currency hedge for a portion of the contract.

ITEM 4. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 27, 2004 (the "Evaluation Date"), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended on the Evaluation Date.

         Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are our internal controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

         In June 2003, Entertainment Technology Corporation ("EnTCo"), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities ("Disney") in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride "Mission: Space" located in Disney's Epcot Center. In response, in August 2003, Disney filed counterclaims against both Entertainment Technology Corporation and the Company (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $150,000. EnTCo and the Company believe that they have valid defenses to each of Disney's counterclaims and intend to vigorously defend against these counterclaims. At this time, the parties are engaged in the discovery process. The parties have exchanged self-executing disclosures and responses to interrogatories, have produced documents, and have started depositions. EnTCo and the Company are unable to predict the outcome of this matter.

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

10.1 Amendment to Credit Agreement, dated as of August 24, 2004, between ETC and PNC Bank, National Association (incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004).

10.2 Second Amended and Restated Revolving Credit Note, dated August 24, 2004, issued by ETC in favor of PNC Bank, National Association (incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004).

10.3 Limited Guaranty Agreement, dated as of August 24, 2004, of H.F. Lenfest in favor of PNC Bank, National Association (incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004).

31.1              Certification dated October 11, 2004 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2              Certification dated October 11, 2004 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32                Certification dated October 11, 2004 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.


         (b) Reports on Form 8-K

         On July 19, 2004, the Company filed a Current Report on Form 8-K reporting its financial results for the first quarter of fiscal 2005.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENVIRONMENTAL TECTONICS CORPORATION
                                  (Registrant)

Date: October 12, 2004            By: /s/ William F. Mitchell
                                     ------------------------------------
                                          William F. Mitchell
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)


Date: October 12, 2004            By: /s/ Duane D. Deaner
                                     -------------------------------------
                                          Duane D. Deaner,
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)