Form 10-Q
period 2004-11-26
ENVIRONMENTAL TECTONICS CORP
filed 2005-01-10
CIK 33113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 2004

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

                               Yes        No x
                                  ---        ---
         The number of shares outstanding of the registrant's common stock as of December 31, 2004 is: 7,640,686.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Environmental Tectonics Corporation
                      Consolidated Statements of Operations
                                   (unaudited)
         (amounts in thousands, except share and per share information)

                                                 Thirteen Weeks Ended                     Thirty-nine Weeks Ended
                                            ---------------------------------        ---------------------------------
                                             November 26,        November 28,         November 26,         November 28,
                                                2004                2003                 2004                 2003
                                            ------------        ------------         ------------         ------------
Net sales                                     $7,751               $7,115              $20,449                $17,997
Cost of goods sold                             6,114                5,341               16,797                 12,150
                                             -------              -------              -------                -------
Gross profit                                   1,637                1,774                3,652                  5,847
                                             -------              -------              -------                -------

Operating expenses:
Selling and administrative                     4,224                2,330                9,775                  6,246
Research and development                         170                  144                  671                    176
                                             -------              -------              -------                -------
                                               4,394                2,474               10,446                  6,422
                                             -------              -------              -------                -------
Operating loss                                (2,757)                (700)              (6,794)                  (575)
                                             -------              -------              -------                -------

Other expenses:
Interest expense, net                            440                  425                1,171                  1,192
Other, net                                        57                 (138)                 182                    (51)
                                             -------              -------              -------                -------
                                                 497                  287                1,353                  1,141
                                             -------              -------              -------                -------
 Loss before income taxes                     (3,254)                (987)              (8,147)                (1,716)

 Benefit from income taxes                        (4)                (280)              (1,453)                  (451)
                                             -------              -------              -------                -------
 Loss before minority interest                (3,250)                (707)              (6,694)                (1,265)
 Loss attributable to
   minority interest                              (1)                  (3)                   -                     (9)
                                             -------              -------              -------                -------
                Net loss                     $(3,249)               $(704)             $(6,694)               $(1,256)
                                             =======              =======              =======                =======


Per share information:
 Loss applicable to common shareholders      $(3,249)               $(704)             $(6,694)               $(1,256)

Loss per share: basic                         $(0.43)              $(0.10)              $(0.88)                $(0.18)

Loss per share: diluted                       $(0.43)              $(0.10)              $(0.88)                $(0.18)
Number of shares: basic                    7,641,000            7,168,000            7,604,000              7,168,000
Number of shares: diluted                  7,641,000            7,168,000            7,604,000              7,168,000


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                           Consolidated Balance Sheets

                                                                             November 26,
                                                                                 2004               February 27,
                                                                              unaudited                 2004
                                                                        ----------------------- ----------------------
                                                                             (amounts in thousands, except share
                                                                                        information)
                                Assets
Current assets:
    Cash and cash equivalents                                                 $      5,832            $      1,366
    Cash equivalents restricted for letters of credit                                2,850                     784
    Accounts receivable, net                                                         9,044                  19,233
    Costs and estimated earnings in excess of billings on uncompleted
      long-term contracts                                                            3,015                   5,333
    Inventories                                                                      7,412                   9,843
    Deferred tax asset                                                               1,337                   1,337
    Prepaid expenses and other current assets                                        2,111                   1,949
                                                                              ------------            ------------
      Total current assets                                                          31,601                  39,845
                                                                              ------------            ------------
Property, plant and equipment, at cost, net of accumulated
    depreciation of $11,263 at November 26, 2004 and $10,651 at
    February 27, 2004                                                                5,509                   4,886

Software development costs, net of accumulated amortization of $8,125
    at November 26, 2004 and $7,494 at February 27, 2004                             3,524                   3,089

Goodwill and intangibles                                                               477                     477
Other assets, net                                                                      612                     399
                                                                              ------------            ------------
      Total assets                                                            $     41,723            $     48,696
                                                                              ============            ============

Liabilities and Stockholders' Equity
                             Liabilities
Current liabilities:
    Current portion of long-term debt                                         $        452            $        317
    Accounts payable - trade                                                         3,767                   2,431
    Billings in excess of costs and estimated earnings on uncompleted
      long-term contracts                                                              961                     945
    Customer deposits                                                                1,163                   3,657
    Accrued liabilities                                                              1,774                   2,588
                                                                              ------------            ------------
      Total current liabilities                                                      8,117                   9,938
                                                                              ------------            ------------

Long-term debt, less current portion:
    Credit facility payable to banks                                                     -                      30
    Long-term bonds, net                                                             4,095                   4,370
    Subordinated debt                                                                7,905                   7,666
    Capital leases/Other                                                               374                      91
                                                                              ------------            ------------
                                                                                    12,374                  12,157
                                                                              ------------            ------------
Deferred income taxes                                                                1,502                   1,502
                                                                              ------------            ------------
      Total liabilities                                                             21,993                  23,597
                                                                              ------------            ------------

Minority interest                                                                      46                       45

                         Stockholders' Equity
Common stock; $.05 par value; 20,000,000 shares authorized; 7,640,686 and
    7,176,552 issued and outstanding at November 26, 2004 and
    February 27, 2004, respectively                                                    381                     359
Capital contributed in excess of par value of common stock                          10,728                   9,430
Accumulated other comprehensive loss                                                  (325)                   (329)
Retained earnings                                                                    8,900                  15,594
                                                                              ------------            ------------
      Total stockholders' equity                                                    19,684                  25,054
                                                                              ------------            ------------
Total liabilities and stockholders' equity                                    $     41,723            $     48,696
                                                                              ============            ============


The accompanying notes are an integral part of the consolidated financial statements.

                       Environmental Tectonics Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Thirty-nine Weeks Ended
                                                                 --------------------------------------------
                                                                 November 26,                    November 28,
                                                                    2004                            2003
                                                                 ------------                    ------------
                                                                          (amounts in thousands)
Cash flows from operating activities:
     Net loss                                                      $(6,694)                       $(1,256)
     Adjustments to reconcile net loss to net cash
     provided by/(used in) operating activities:
       Depreciation and amortization                                 1,405                          1,009
       Non-cash interest expense                                       239                            443
       Provision for losses on accounts receivable
         and inventories                                               172                           (198)
       Minority interest                                                 1                             (9)
       Changes in operating assets and liabilities:
         Accounts receivable                                        10,168                         (4,025)
         Costs and estimated earnings in excess of
           billings on uncompleted long-term contracts               2,318                            (75)
       Inventories                                                   1,687                           (861)
       Prepaid expenses and other assets                               (68)                        (1,150)
       Accounts payable                                              1,336                            585
       Billings in excess of costs and estimated
           earnings on uncompleted long-term contracts                  16                           (365)
       Customer deposits                                            (2,494)                           419
       Other accrued liabilities                                      (814)                           884
                                                                    ------                         ------
Net cash provided by/(used in) operating activities                  7,272                         (4,599)
                                                                    ------                         ------

Cash flows from investing activities:
     Acquisition of equipment                                         (122)                          (271)

     Capitalized software development costs                         (1,066)                          (973)
                                                                    ------                         ------
Net cash used in investing activities                               (1,188)                        (1,244)
                                                                    ------                         ------

Cash flows from financing activities:
     Borrowings under credit facility                                    -                          1,200
     Payments under credit facility                                    (30)                          (600)
     Repayment of long-term bonds                                     (275)                          (275)
     Cash equivalents restricted                                    (2,066)                         2,620
     Proceeds from issuance of common stock / warrants               1,320                             51
     Deferred finance charges                                         (571)                          (272)
                                                                    ------                         ------

Net cash (used in)/provided by financing activities                 (1,622)                         2,724
                                                                    ------                         ------

Effect of exchange rate changes on cash                                  4                            (15)
                                                                    ------                         ------
Net increase/(decrease) in cash and cash equivalents                 4,466                         (3,134)
Cash and cash equivalents at beginning of period                     1,366                          4,305
                                                                    ------                         ------
Cash and cash equivalents at end of period                          $5,832                         $1,171
                                                                    ======                         ======

Supplemental schedule of cash flow information:
     Interest paid                                                     670                            582
     Income taxes paid                                                   5                             64

Supplemental information on noncash
  operating and investing activities:
  During the thirty-nine weeks ended
  November 26,2004, the Company
  reclassified $593 from inventory to
  fixed assets.

  During the thirty-nine weeks ended
  November 28, 2003 the Company
  reclassified $353 from inventory to
  capitalized software.

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

         As a result of the Company's recent financial performance, PNC, the Company's main bank, has taken certain actions to substantially reduce the Company's operating facility. The facility is currently limited to the issuance of international letters of credit and the Company can no longer borrow cash under the facility. PNC has required the Company to keep $2.8 million in a restricted cash account as collateral and has indicated that additional changes may be required to our Bank Agreement including increasing the amount of cash collateral. Given the Company's inability to borrow cash from its bank, the Company may need to obtain additional sources of capital in order to continue growing and operating the business. The reader is referred to the discussions in Footnote 7, Long Term Debt, and the Liquidity and Capital Resources Section of the Management's Discussion and Analysis of Results of Operations and Financial Condition later in this Form 10-Q.

2.       Earnings Per Share

         Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share", is as follows:

                                Thirteen Weeks Ended November 26, 2004               Thirteen Weeks Ended November 28, 2003
                           -------------------------------------------------     ----------------------------------------------
                              Loss              Shares           Per Share          Loss               Shares        Per Share
                           (Numerator)       (Denominator)        Amount         (Numerator)       (Denominator)      Amount
                           -----------       -------------       -----------     -----------       -------------    -----------
                                              (amounts in thousands, except share and per share information)
Basic EPS

Net loss applicable to
 common stockholders        $(3,249)         7,641,000               $(0.43)        $(704)            7,168,000          $(0.10)

Effect of dilutive
 securities
         Options                                     -                                                        -
         Warrants                                    -                                                        -

Diluted EPS

Net loss applicable to
 common stockholders
 plus assumed conversions   $(3,249)         7,641,000               $(0.43)          $(704)          7,168,000          $(0.10)

                              Thirty-nine Weeks Ended November 26, 2004            Thirty-nine Weeks Ended November 28,2003
                             ----------------------------------------------      -----------------------------------------------
                                Loss           Shares            Per Share           Loss            Shares           Per Share
                             (Numerator)   (Denominator)           Amount        (Numerator)      (Denominator)          Amount
                             -----------   -------------        ------------     ------------     -------------       -----------
                                              (amounts in thousands, except share and per share information)
Basic EPS

Net loss applicable to
 common stockholders          $ (6,694)       7,604,000              $(0.88)        $(1,256)          7,168,000          $(0.18)

Effect of dilutive
 securities
         Options                                      -                                                       -
         Warrants                                     -                                                       -

Diluted EPS

Net loss applicable to
 common stockholders
 plus assumed conversions     $ (6,694)       7,604,000              $(0.88)        $(1,256)          7,168,000           $(0.18)

At November 26, 2004, there were stock options to purchase the Company's common stock totaling 299,779 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the Note, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note were to be converted into common shares, warrants for an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. Additionally, at November 26, 2004, there were outstanding warrants to purchase the Company's stock totaling 1,003,048 shares. None of these shares have been included in the computation of diluted earnings per share as the effect would be anti-dilutive.

At November 28, 2003, there were stock options to purchase the Company's common stock totaling 412,064 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the Note, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note were to be converted into common shares, warrants for an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. Additionally, at November 28, 2003, there were outstanding warrants to purchase the Company's stock totaling 1,240,868 shares. None of these shares have been included in the computation of diluted earnings per share as the effect would be anti-dilutive.

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

         At November 26, 2004, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                                                 Thirteen Weeks Ended
                                                                     --------------------------------------------
                                                                     November 26, 2004          November 28, 2003
                                                                     -----------------          -----------------
Net loss,
   as reported                                                              $(3,249)                 $ (704)

Less: stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                        (2)                    (10)
                                                                           --------                  ------

Net loss, pro forma                                                        $ (3,251)                 $ (714)

Loss per share of common stock-basic:
         As reported                                                        $ (0.43)                 $ (.10)
         Pro forma                                                          $ (0.43)                 $ (.10)

Loss per share of common stock-diluted:
         As reported                                                        $ (0.43)                 $ (.10)
         Pro forma                                                          $ (0.43)                 $ (.10)

                                                                                 Thirty-nine Weeks Ended
                                                                     --------------------------------------------
                                                                     November 26, 2004          November 28, 2003
                                                                     -----------------          -----------------
Net loss,
   as reported                                                              $(6,694)                $(1,256)

Less: stock-based compensation costs
   determined under fair market value based
   methods for all awards                                                        (2)                    (30)
                                                                           --------                  ------

Net loss, pro forma                                                         $(6,696)                $(1,286)

Loss per share of common stock-basic:
         As reported                                                        $ (0.88)                 $ (.18)
         Pro forma                                                          $ (0.88)                 $ (.18)

Loss per share of common stock-diluted:
         As reported                                                        $ (0.88)                 $ (.18)
         Pro forma                                                          $ (0.88)                 $ (.18)

Stock options to purchase a total of 33,586 shares of the Company's common stock were granted during the thirteen weeks ended November 26, 2004.

There were no grants of stock options during the thirty-nine weeks ended November 28, 2003.

4. Accounts Receivable

         The components of accounts receivable are as follows:

                                                                             November 26,
                                                                                2004             February 27,
                                                                              unaudited              2004
                                                                             ------------        ------------
                                                                                  (amounts in thousands)
U.S. Government receivables billed and unbilled contract
    costs subject to negotiation                                                $ 3,167           $ 3,128

U.S. commercial receivables billed                                                2,132             1,508
International receivables billed and unbilled contract
    costs subject to negotiation                                                  4,145            14,976
                                                                                -------           -------
                                                                                  9,444            19,612
Less allowance for doubtful accounts                                               (400)             (379)
                                                                                -------           -------
                                                                                $ 9,044           $19,233
                                                                                =======           =======

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

         Unbilled contract costs subject to negotiation as of November 26, 2004, and February 27, 2004, primarily represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $3,004,000 were recorded beginning in fiscal year 2002 and include $833,000 recorded during fiscal year 2004 and $105,000 recorded during fiscal year 2005. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government's Technical Report that questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. On July 22, 2004, the U.S. Government's Contracting Officer issued a final decision on the claim, denying the claim in full. In response, the Company plans to file a complaint in the Court of Federal Claims in the near future.

         This U. S. Government claim has followed the typical process of claim notification, preparation, submittal, government audit and review by the contracting officer. Historically, the Company's experience has indicated that most claims are initially denied in part or in full by the contracting officer (or no decision is forthcoming, which is then taken to be a deemed denial) which then forces the Company to seek relief in a court of law.

         The Company considers the recorded costs to be realizable due to the fact that the costs relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. In the first quarter of fiscal 2005, the Company submitted a supplement to the claim incorporating additional cost items. The U.S. Government, citing failure to deliver the product within contract terms, has assessed liquidated damages but has not offset or withheld any progress payments due to the Company under the contract. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition for an estimated amount of $330,000 to cover a delay through the extended delivery period.

International receivables billed and unbilled contract costs subject to negotiation:

         International receivables billed include $700,000 at November 26, 2004 and February 27, 2004, respectively, related to a contract with the Royal Thai Air Force ("RTAF").

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

         The open balance of $700,000 due on the contract represents the total net exposure to the Company on this contract. On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute (TAI). In December 2003 the Company and the RTAF both selected arbitrators to represent them in the dispute, although no date has yet been set for the arbitration proceedings. To choose the third (umpire) arbitrator, the RTAF, TAI and the Company will each nominate three candidates for a total of nine. The RTAF and the Company will then rank the candidates and the one receiving the highest rank will be asked to serve as the (umpire) arbitrator. It is expected that this approach will avoid any conflict of interest issues.

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

         Unbilled contract costs subject to negotiation represent a claim ($2,600,000 recorded as of November 26, 2004) made against an international customer for a contract covering the period from 1997 to the present. Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2005. In conformity with accounting principles generally accepted in the United States of America, revenue recorded by the Company from a claim does not exceed the incurred contract costs related to the claim. The Company is currently in discussions with this customer to finalize all open issues. At this point, the Company is unable to assess the ultimate impact of discussions or arbitration on current operations and financials.

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

         Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. However, there is no assurance that the Company will always have positive experience with regard to recoveries for its contract claims.

5. Inventories

         Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $715,000 and $564,000 at November 26, 2004 and February 27, 2004, respectively):

                                                        November 26,
                                                           2004           February 27,
                                                         unaudited            2004
                                                       -------------      ------------
                                                            (amounts in thousands)
                         Raw materials                       $308              $311
                         Work in process                    5,461             7,803
                         Finished goods                     1,643             1,729
                                                           ------            ------
                              Total                        $7,412            $9,843
                                                           ======            ======

6. Stockholders' Equity

         The components of stockholders' equity at February 27, 2004 and November 26, 2004 were as follows:

                                                           (amounts in thousands, except share information)
                                                                           Capital
                                                                         contributed
                                                  Common Stock           in excess of   Accumulated
                                           ------------------------      par value of    Other Comp.   Retained
                                              Shares         Amount      common stock      Loss        Earnings       Total
                                           -----------      --------    -------------   -------------  ---------     -------
Balance at February 27, 2004                7,176,552         $359          $9,430         $(329)       $15,594       $25,054

Net loss for the thirty-nine weeks
   ended November 26, 2004                          -            -               -             -         (6,694)       (6,694)
Foreign currency translation
   adjustment                                       -            -               -                                          4
Total comprehensive loss                            -            -               -             4              -        (6,690)
Shares issued in connection
   with exercise of warrants                  437,820           21             565             -              -           586
Value of warrants issued                                                       571                                        571
Shares issued under exercise
   of employee stock options
   and Director compensation                   26,314            1             162             -              -           163
                                            ---------         ----         -------         -----         ------       -------
Balance at November 26, 2004                7,640,686         $381         $10,728         $(325)        $8,900       $19,684
                                            =========         ====         =======         =====         ======       =======

7. Long Term Debt

         The following table lists the long-term debt and other long-term obligations of the Company as of November 26, 2004.

                             PAYMENTS DUE BY PERIOD

Obligation                          Total           Less than 1 Year        1-3 Years           4-5 Years       After 5 Years
----------                          -----           ----------------        ---------           ---------       -------------
Current Portion of
Long Term Debt                     $     275             $    275            $      -            $     -            $      -
Long-term Debt                             -                   -                    -                  -                   -

Capital Leases                           551                  177                 374                  -                   -
Subordinated debt, net of
   unamortized discount
   of $2,095                           7,905                    -                   -              7,905                   -
Long term bonds                        4,095                    -                 825                550               2,720
                                   ---------             --------            --------            -------            --------
Total Obligations                  $  12,826             $    452            $  1,199            $ 8,455            $  2,720
                                   =========             ========            ========            =======            ========

Expected Interest Expense          $   5,006             $    917            $  3,309            $   409            $    371

         The Company has historically financed operations through a combination of cash generated from operations, and bank and other debt. On February 19, 2003, the Company signed a Credit Agreement (the "Agreement") with PNC Bank, National Association ("PNC") and a Convertible Note and Warrant Purchase Agreement (the "Note") with H.F. Lenfest, an individual, in the aggregate amount of $29,800,000. The Company used a portion of the proceeds from the financing to satisfy its existing debt obligations to Wachovia Bank, the Company's former lender, and to permit PNC to issue a letter of credit to support outstanding bonds issued by the Company in a previous financing transaction. The transaction resulted in net proceeds (after transaction expenses and payment of existing debt) to the Company of approximately $3,600,000. The Company used the net proceeds for working capital and general corporate purposes.

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

     On August 24, 2004, the Agreement was amended to substantially reduce the operating facility and eliminate the associated monthly borrowing base reporting requirements. The revolving facility was reduced from $14,800,000 to $5,000,000 and use of the facility was restricted to the issuance of letters of credit, which are frequently a requirement of international contracts. Under the amended Agreement, the Company could no longer borrow cash under the facility. The Company's long-term bonds were left intact. As additional collateral for the revised facility, PNC required the Company to keep $2,500,000 in a restricted cash account. The annual fee for letters of credit was reduced from 1.75% to 1.0% per annum. Additionally, three of the financial covenants, the Leverage Ratio, the Fixed Charge Ratio and the requirement not to report a net loss in any annual period were eliminated and the Tangible Net Worth requirement was reduced. All other terms and conditions of the revolving loan and the line of credit as set forth in the Agreement remained in effect.

      Under the August 24, 2004, amendment the EXIM Bank credit facility was reduced from $1,010,000 to $995,000, with all other terms and conditions remaining unchanged. Availability under the EXIM facility is determined based on a borrowing base consisting of a portion of the Company's receivables and inventory.

      As a condition of amending the Agreement, Mr. Lenfest, holder of the Company's subordinated debt, agreed to issue to PNC on the Company's behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr. Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and received a warrant to purchase 200,000 shares of stock under the same terms and conditions as his existing warrant for 803,048 shares (see the Liquidity and Capital Resources section following in this report).

     On October 18, 2004, the Agreement was again modified. This amendment required the Company to deposit in a restricted cash account an additional amount of $285,000 to cover the next scheduled payment of principal and interest due April 1, 2005 on the Company's long-term bonds. The Tangible Net Worth covenant requirement was reduced to a) $14,500,000 for the periods ended November 26, 2004 and February 25, 2005 and b) on the last day of any fiscal quarter ending after February 25, 2005, to be at least equal to the actual Tangible Net Worth on February 25, 2005. Additionally, the fee for the PNC Letter of Credit, which backs the Company's long-term bonds, was increased from 2.0% to 2.5% annually.

      Under the October 18, 2004 amendment to the Agreement, the Company must maintain a minimum Tangible Net Worth. At November 26, 2004, the Company's Tangible Net Worth dropped below this minimum and thus was in violation of this financial covenant. The Company has obtained a waiver from PNC for this violation.

      Additionally, under the Note, which covers the Company's subordinated debt, the Company must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At November 26, 2004 the Company failed to meet any of these financial covenants but has obtained a waiver from its subordinated lender. This waiver applies to the period through November 30, 2005. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the Note, or a release of any of the lender's rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any Event of Default, except as specified.

      Going forward, PNC has alerted the Company that additional changes may be required to the Agreement and that an increase in the cash collateral account may be required. Specific terms and conditions for any additional modifications had not been finalized as of the filing date of this report. Based on the annual forecast and the indicated actions described above, the Company does not believe it is probable that it will fail future covenant tests.

      Given the Company's inability to borrow cash under the amended Agreement, the Company may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, we believe that we will be able to locate such additional capital and that these actions by PNC will not have a long-term material adverse effect on our business.

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

                                                                         Industrial
                                                   ATS                     Group                  Total
                                                  ------                 ----------               -----
                                                                     (amounts in thousands)
THIRTEEN WEEKS ENDED NOVEMBER 26, 2004
Net Sales                                         $3,368                  $4,383                   $7,751
Interest Expense                                     305                     135                      440
Depreciation and Amortization                        174                     302                      476
Operating loss                                    (2,257)                   (299)                  (2,556)
Income Tax Benefit                                     4                       -                        4
Goodwill and Intangibles                             477                       -                      477
Identifiable Assets                               15,103                   7,892                   22,995
Expenditures For Segment Assets                      601                      41                      642

THIRTEEN WEEKS ENDED NOVEMBER 28, 2003
Net Sales                                         $4,029                  $3,086                   $7,115
Interest Expense                                     343                      84                      427
Depreciation and Amortization                        282                     246                      528
Operating loss                                      (286)                   (153)                    (439)
Income Tax Benefit                                   179                      67                      246
Goodwill and Intangibles                             477                       -                      477
Identifiable Assets                               30,491                   7,491                   37,982
Expenditures For Segment Assets                       55                       9                       64

Reconciliation to consolidated amounts              2004                    2003

   Segment Assets                                $22,995                $ 38,459
   Corporate Assets                               18,728                  10,055
                                                 -------                --------

   Total Assets                                  $41,723                $ 48,514
                                                 =======                ========
   Segment operating loss                        $(2,556)               $   (439)
   Less interest expense                            (440)                   (427)
   Less income tax benefit                             4                     246
                                                 -------                --------

Total loss for segments                           (2,992)                   (620)

Corporate home office expenses                      (201)                   (261)
Interest and other expenses                          (56)                    140
Income tax benefit                                     -                      34
Minority interest                                      -                       3
                                                 -------                --------

Net loss                                         $(3,249)               $   (704)
                                                 =======                ========

                                                                          Industrial
                                                          ATS               Group                     Total
                                                       --------     ----------------------           -------
                                                                    (amounts in thousands)
THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2004
Net Sales                                              $11,782             $8,667                    $20,449
Interest Expense                                           830                355                      1,185
Depreciation and Amortization                              792                614                      1,406
Operating Loss                                          (5,015)            (1,095)                    (6,110)
Income Tax Benefit                                       1,022                307                      1,329
Goodwill and Intangibles                                   477                  -                        477
Identifiable Assets                                     15,103              7,892                     22,995
Expenditures For Segment Assets                          1,190                 64                      1,254

THIRTY-NINE WEEKS ENDED NOVEMBER 28, 2003
Net Sales                                              $ 9,690             $8,307                    $17,997
Interest Expense                                           937                257                      1,194
Depreciation and Amortization                              731                722                      1,453
Operating Income                                           (51)               363                        312
Income Tax (Benefit)/Provision                            (304)               154                       (150)
Goodwill and Intangibles                                   477                  -                        477
Identifiable Assets                                     30,491              7,491                     37,982
Expenditures For Segment Assets                            215                 56                        271

Reconciliation to consolidated amounts                    2004               2003

   Segment Assets                                      $22,995            $38,459
   Corporate Assets                                     18,728             10,055
                                                       -------            -------

   Total Assets                                        $41,723            $48,514
                                                       =======            =======
   Segment operating (loss)/income                     $(6,110)           $   312
   Less interest expense                                (1,185)            (1,194)
   Less income tax benefit                               1,329                150
                                                       -------            -------
Total loss for segments                                 (5,966)              (732)

Corporate home office expenses                            (684)              (781)
Interest and other expenses                               (168)               (53)
Income tax benefit                                         124                301
Minority interest                                            -                  9
                                                       -------            -------


Net loss                                               $(6,694)           $(1,256)
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

         Approximately 41% of sales totaling $3,189,000 in the thirteen weeks ended November 26, 2004 were made to two international customers and one domestic customer in the ATS segment. Approximately 23% of sales totaling $1,611,000 in the thirteen weeks ended November 28, 2003 were made to two international customers in the ATS segment.

         Approximately 16% of sales totaling $3,343,000 in the thirty-nine weeks ended November 26, 2004 were made to one international customer in the ATS segment. Approximately 30% of sales totaling $5,318,000 in the thirty-nine weeks ended November 28, 2003 were made to one domestic and one international customer in the sterilizer and ATS segments respectively.

         Included in the segment information for the thirteen weeks ended November 26, 2004 are export sales of $3,276,000. Of this amount, there are sales to or relating to governments or commercial accounts in Malaysia ($1,203,000) and Italy ($525,000). Sales to the U.S. Government and its agencies were $1,157,000 for the period.

         Included in the segment information for the thirteen weeks ended November 28, 2003 are export sales of $4,382,000. Of this amount, there are sales to or relating to governments or commercial accounts in Venezuela ($1,050,000), the United Kingdom ($818,000), and Malaysia ($793,000). Sales to
the U.S. Government and its agencies were negligible for the period.

         Included in the segment information for the thirty-nine weeks ended November 26, 2004 are export sales of $9,554,000. Of this amount, there are sales to or relating to commercial accounts in Malaysia ($3,343,000). Sales to the U.S. Government and its agencies aggregated $2,225,000 for the period.

         Included in the segment information for the thirty-nine weeks ended November 28, 2003 are export sales of $10,019,000. Of this amount, there are sales to or relating to commercial or government accounts in Malaysia ($2,887,000) and Venezuela ($1,050,000). Sales to the U.S. Government and its agencies aggregated $624,000 for the period.

9. Recent Accounting Pronouncements

ACCOUNTING FOR SHARE-BASED PAYMENTS

         In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments. This statement replaces FASB Statement No. 123, Accounting for Stock-Based compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize in financial statements the compensation cost relating to share-based transactions including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The cost of these arrangements will be measured based on the fair value of the equity or liability instruments issued. Public companies will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is not able at this time to determine what impact, if any, adoption of Statement 123(R) will have on the results of operations.

ACCOUNTING FOR INVENTORY COSTS

         In November 2004, the FASB issued FASB Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. While retaining the general principle that inventories are presumed to be stated at cost, Statement 151 amends ARB No. 43 to clarify that:

         o abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period.

         o allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

         The Statement defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.

         Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. Early application is permitted. The Company is not able at this time to determine what impact, if any, adoption of statement 151 will have on the results of operations.


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

         The following factors had an adverse impact on our performance for the fiscal quarter and the thirty-nine weeks ended November 26, 2004:

         o    Unfavorable global economic and political conditions;

         Our new sales bookings continued to be hampered by unfavorable global economic and political conditions. Many new projects continue to face budget constraints and other governmental delays by our customers throughout the world. Additionally, sentiment against purchasing American-made goods has heightened since September 11, 2001. Proposal activity in some of our businesses, most notably in the ATS and environmental areas, remains strong: the probability of being awarded some significant potential projects has recently increased: we have booked some large projects in the ATS area in fiscal 2005; however, we have not been able to materially increase the backlog and our resulting sales volume. Thus, we still remain cautious about the volume of new contracts that we may be awarded in the near term.

         o Technical and other issues which delayed completion of some projects;

         Many of our products, especially in the ATS and environmental lines, incorporate new state-of-the-art or unproven technologies. Occasionally, given the engineering effort to design, develop and test these technologies and the difficult logistics of installation and acceptance requirements in foreign locations, we experience delays in the final completion and receipt of final payment for a project. This can have a negative impact on revenue recognition, gross margin performance, and cash flow from operations, especially if additional spending is required or if customer induced delays occur. Historically, we have charged the cost of new product technologies to individual contracts and occasionally only a portion of these costs is covered by customer payments. Although some significant long-standing contracts have been closed in fiscal 2005, additional contracts have continued to experience various delays, and these delays are expected to have a continued negative impact on our gross margins. This situation is applicable to many of our product lines and tends to add an element of unpredictability to our financial performance.

         o    Limited borrowing availability and higher costs of capital.

         Cash collections have been very strong in fiscal 2005 primarily due to the receipt of $10.5 million in March 2004 under a settlement agreement of an international claim, and there are currently some sizable open customer receivables. However, given our inability to borrow cash from PNC under the August 24, 2004, amendment to the Bank Agreement, the requirement to restrict the use of $2.8 million of cash, and the potential that PNC will require additional cash to be deposited in a restricted account as collateral, we may need to obtain additional sources of capital in order to grow our business. We currently have a relatively high average cost of capital and this continues to have a negative impact on our financial results. New capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high.

         o    Higher cost of litigation and contract claims activity.

         A significant portion of our selling and administrative spending is related to costs associated with litigation and our ongoing contract claims activities. Two litigation matters, an international contract claim and the legal suit against Walt Disney World Company, were in the discovery phase in the fiscal quarter ended November 26, 2004 and required extensive outside legal effort. Although some decrease in the rate of expenditure is expected in future periods, these matters are expected to continue to require material legal expenditures for the foreseeable future. The Company plans to utilize collections from other outstanding claims and cash from operations to pay for these costs.

         Our goal is to be the premier supplier of low-cost, high-performance and technologically advanced simulation equipment in the markets we serve. To that end, we face various challenges in order to make fiscal 2005 a successful year. In order to overcome the factors adversely impacting our performance and to meet this goal, we need to take the following actions. (The reader is referred to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2004.)

         o Sell through all of the products we technologically enhanced in fiscal 2004.

         o Stimulate interest in the U.S. Government Armed Forces to purchase Advanced Tactical Flight Simulation (ATFS) technology. This effort may require the use of scarce operating funds to manufacture a prototype device for demonstration purposes.

         o    Allocate the resources and find the funding to continue to evolve
              ATFS.

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

         o Minimize the financial cost of implementing the new requirements under the Sarbanes-Oxley Act of 2002 and related regulations.

         Our failure to complete some or all of these steps may have a material adverse effect on both our cash availability and our future operating results.

         We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there exists persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies we utilize:

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

         Effective with the beginning of fiscal year 2005, we changed the parameters for application of the percentage of completion method of revenue recognition. The minimum contract value has been raised to include all contracts over $250,000 and the minimum completion period has been shortened to six months for a contract to apply for this method. The criteria in prior years was contracts over $100,000 in value with a completion period of one year or more. This change applies to contracts entered into or started after February 27, 2004. Given the nature and mix of contracts booked in recent years, we believe adjusting the criteria in this way will allow for a more representative reporting of the production flow and earnings process. We are unable to quantify the impact this change would have had on prior years' operating results.

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

         We account for some of our largest contracts, including our contracts with the U.S. Government and foreign governments, using the percentage-of-completion method. If we do not accurately estimate the total cost to be incurred on this type of contract, or if we are unsuccessful in the ultimate collection of any associated contract claims, our actual gross margins may be significantly less than our estimates or losses may need to be recognized in future periods. Any resulting reductions in margins or contract losses could be material to our results of operations and financial position.

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

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED NOVEMBER 26, 2004 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 28, 2003.

         We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

($000)                   SUMMARY TABLE OF RESULTS
--------------------------------------------------

                   FY 05 Q3      FY 04 Q3      $ VARIANCE   % VARIANCE

                                                  (  )=UNFAVORABLE

SALES

   DOMESTIC       $ 3,318        $ 2,775     $    543       19.6%

   US GOV'T         1,157            (42)       1,199        N/A

   INT'L            3,276          4,382       (1,106)     (25.2)
                  -------        -------     --------
TOTAL SALES         7,751          7,115          636        8.9

GROSS PROFIT        1,637          1,774         (137)      (7.7)

SG&A EXPENSES       4,224          2,330       (1,894)     (81.3)

R&D EXPENSES          170            144          (26)     (18.1)

INTEREST EXP.         440            425          (15)      (3.5)

OTHER EXP.,NET         57           (138)        (195)    (241.3)

INCOME TAXES           (4)          (280)        (276)     (98.6)

MINORITY INTEREST      (1)            (3)          (2)     (66.7)
                  -------        -------     --------

NET LOSS         $ (3,249)       $  (704)    $ (2,545)    (361.5%)
                 ========        =======     ========     =======

NET LOSS PER SHARE

(DILUTED)          $(0.43)       $ (0.10)       (0.33)    (330.0%)
                 ========        =======     ========     =======

Net Loss.
--------

         The Company had a net loss of $(3,249,000), or ($0.43) per share (diluted), during the third quarter of fiscal 2005 versus a net loss of $(704,000), or ($.10) per share (diluted), for the third quarter of fiscal 2004, representing a decrease of $2,545,000 or 361.5%. This increase in net loss was primarily due to a significant increase in litigation expenses associated with the Company's international contract claims and other litigation and a lower income tax benefit.

Sales.
-----

         Sales for the third quarter of fiscal 2005 were $7,751,000 as compared to $7,115,000 for the third quarter of fiscal 2004, an increase of $636,000 or 8.9%. Sales increases were evidenced in the environmental, hyperbaric and entertainment lines. Environmental benefited from higher international sales primarily in Italy. Hyperbaric, which evidenced the most significant increase (domestic hyperbaric sales were up $940,000), benefited from the production on two large multi-man hyperbaric chambers. Entertainment benefited from work on Wild Earth units being produced for the Philadelphia Zoo.

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

Domestic Sales.
--------------

         Overall, domestic sales in the third quarter of fiscal 2005 were $3,318,000 as compared to $2,775,000 in the third quarter of fiscal 2004, an increase of $543,000 or 19.6%, reflecting increases in hyperbaric, service, and entertainment sales. Hyperbaric and entertainment sales benefited from the aforementioned activity while service benefited from work on domestic sterilizers. Domestic sales represented 42.8% of the Company's total sales in the third quarter of fiscal 2005, up from 39.0% for the third quarter of fiscal 2004. Sales to the U.S. Government in the third quarter of fiscal 2005 were $1,157,000 as compared to a negligible amount in the third quarter of fiscal 2004, and represented 14.9% of total sales in the third quarter of fiscal 2005 versus a negligible amount for the third quarter of fiscal 2004.

International Sales.
-------------------

         International sales for the third quarter of fiscal 2005 were $3,276,000 as compared to $4,382,000 in the third quarter of fiscal 2004, a decrease of $1,106,000 or 25.2%, and represented 42.3% of total sales as compared to 61.6% in the third quarter of fiscal 2004. Throughout our history, most of the sales for ATS have been made to international customers. In the third quarter of fiscal 2005 international sales totaling at least ten percent of total international sales were made to Malaysia ($1,203,000) and Italy ($525,000). In the third quarter of fiscal 2004 international sales totaling at least ten percent of total international sales were made to government or commercial accounts in Venezuela ($1,050,000), the United Kingdom ($818,000), and Malaysia ($793,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.
------------

         Gross profit for the third quarter of fiscal 2005 was $1,637,000 as compared to $1,774,000 in the third quarter of fiscal 2004, a decrease of $137,000 or 7.7%. This decrease resulted from a 3.8 percentage point decrease in the gross profit rate as a percent of sales partially offset by an increase in sales. The quarter-to-quarter reduction reflected reduced manufacturing performance in all groups except hyperbaric (on favorable costing for the aforementioned large chamber contracts) and ATS which benefited from a large multi-product contract sold through the U.S. Government. On the negative side, sterilizers suffered from the completion in the prior period of a large multi-unit contract at higher margins while the environmental group continued to suffer cost overruns both domestically and internationally. This group has recently revised its proposal and project management procedures in an effort to improve margins. Historically we have charged the cost of new product technologies to individual contracts and occasionally only a portion of these costs are covered by customer payments, resulting in negative gross manufacturing margins.

         We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by selling prices, the engineering cost of product enhancements, the amount of new product development required to meet contract specifications, the mix of materials, labor content and engineering effort in manufacturing costs, labor difficulties in field work including installation and customer acceptance, our ability to negotiate change orders for additional work scope, and the impact of claims settlements. We face a continuous challenge to reduce costs and improve gross margins while implementing innovative new technologies.

Selling and Administrative Expenses.
-----------------------------------

         Selling and administrative expenses for the third quarter of fiscal 2005 were $4,224,000 as compared to $2,330,000 in the third quarter of fiscal 2004, an increase of $1,894,000 or 81.3% primarily reflecting significantly higher costs associated with litigation and the Company's ongoing contract claims activities. Two litigation matters, an international contract claim and the legal suit against Walt Disney World Company, etc., were in the discovery phase in the fiscal quarter ended November 26, 2004 and required extensive outside legal effort. The Company is currently in discussions with the international customer to finalize all open issues. Although some decrease in the rate of expenditure is expected in future periods, these matters are expected to continue to require material legal expenditures for the foreseeable future.

         A significant portion of our selling and administrative spending is related to three activities: i. legal and contract claims costs, ii. outside sales agent and sales personnel commissions on booked contracts and iii. additional accounting, legal and stockholder's costs required to comply with applicable statutes, rules and regulations as a public company. We have recently instituted a series of cost cutting measures and plan to continue to review all spending categories.

Research and Development Expenses.
---------------------------------

         Research and development expenses, which are charged to operations as incurred, were $170,000 for the third quarter of fiscal 2005 as compared to $144,000 for the third quarter of fiscal 2004, reflecting an increase of $26,000 or 18.1%. Most of the increase resulted from a delay in obtaining local government grant funding for spending in our Turkish subsidiary for two projects currently in progress. We are currently evaluating the level of spending required to support this operation.

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

Interest Expense.
----------------

         Interest expense for the third quarter of fiscal 2005 was $440,000 versus $425,000 for the third quarter of fiscal 2004. Interest expense includes interest on our debt, amortization of debt discount resulting from the beneficial conversion option of our subordinated debt and associated warrants issued with the debt, amortization expense associated with the recent issuance of additional warrants, and amortization of deferred financing costs for our February 2003 refinancing.

Other Income/Expense, Net
-------------------------

     Other income/expense, net, consisted of an expense of $57,000 for the third quarter of fiscal 2005 versus income of $138,000 for the third quarter of fiscal 2004, an increase of $195,000 or 241.3%. The increase resulted from the positive net impact in the prior period of $283,000 from an insurance reimbursement.

Provision for Income Taxes.
--------------------------

         During the current fiscal period, the Company applied for refunds for tax loss carry-backs from the fiscal 2004 operating losses and received refunds totaling approximately $900,000 from the Internal Revenue Service and the Commonwealth of Pennsylvania. During the first two quarters of fiscal 2005, the Company recognized approximately $1.4 million as income tax receivables reflecting the two quarter's operating losses, approximately $800,000 of which will be filed as refunds applied to income earned in prior years. During the current fiscal quarter, the Company did not record any additional deferred tax asset related to the current period loss, although it is possible income will be generated in future periods which could be used to offset these third quarter losses. The consolidated rate for the third quarter of fiscal 2004 reflected an estimated rate of 28.4%, reflecting additional research and development tax credits.

RESULTS OF OPERATIONS
THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2004 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 28, 2003.

We have historically experienced significant variability in our revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

($000)                   SUMMARY TABLE OF RESULTS

            FIRST NINE MONTHS   FIRST NINE MONTHS    $ VARIANCE      % VARIANCE

                 FISCAL 2005      FISCAL 2004        ( )=UNFAVORABLE

SALES

   DOMESTIC       $ 8,670           $ 7,354           $ 1,316            17.9%

   US GOV'T         2,225               624             1,601           256.6

   INT'L            9,554            10,019              (465)           (4.6)
                  -------           -------           -------

TOTAL SALES        20,449            17,997             2,452            13.6

GROSS PROFIT        3,652             5,847            (2,195)          (37.5)

SG&A EXPENSES       9,775             6,246            (3,529)          (56.5)

R&D EXPENSES          671               176              (495)         (281.3)

INTEREST EXP.       1,171             1,192                21             1.8

OTHER EXP.,NET        182               (51)             (233)         (456.9)

INCOME TAXES       (1,453)             (451)            1,002           222.2

MINORITY INTEREST       -                (9)               (9)            N/A
                  -------           -------           -------

NET LOSS          $(6,694)          $(1,256)          $(5,438)        (433.0%)
                  =======           =======           =======         =======

NET LOSS PER SHARE

(DILUTED)          $(0.88)           $(0.18)           $(0.70)        (388.9%)
                  =======           =======           =======         =======

Net Loss.
--------

         The Company had a net loss of $(6,694,000), or ($0.88) per share (diluted), during the thirty-nine weeks ended November 26, 2004 versus a net loss of $(1,256,000), or ($.18) per share (diluted), for the thirty-nine weeks ended November 28,2004 representing a decrease of $5,438,000 or 433.0%. This increase in net loss was primarily due to a significantly reduced gross profit margin coupled with increases in legal costs associated with the Company's litigation and claims activity.

Sales.
-----

         Sales in the thirty-nine weeks ended November 26, 2004 were $20,449,000 as compared to $17,997,000 for the thirty-nine weeks ended November 28, 2003, an increase of $2,452,000 or 13.6%. Sales increases were evidenced in all business areas except sterilizers. Environmental benefited from additional activity both domestically for automotive testing equipment and internationally for a project in Italy and for HVAC applications in China. Hyperbaric benefited from the production of three large chambers. ATS benefited from the shipment of a Gyro for the Czech Republic and continued work on a pilot selection system purchased through the U.S. Government. Entertainment experienced significant period over period growth as new products were introduced to the market. Acting as a partial offset were significantly reduced sterilizer sales as the prior period included revenue for a large multi-unit order.

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

Domestic Sales.
--------------

         Overall, domestic sales in the thirty-nine weeks ended November 26, 2004 were $8,670,000 as compared to $7,354,000 for the thirty-nine weeks ended November 28, 2003, an increase of $1,316,000 or 17.9%. The increase in domestic sales resulted from significant growth in most product areas except sterilizers. Domestic sales represented 42.4% of our total sales in the thirty-nine weeks ended November 26, 2004, up slightly from 40.9% for the thirty-nine weeks ended November 28, 2004. Sales to the U.S. Government in the thirty-nine weeks ended November 26, 2004 were $2,225,000 as compared to $624,000 for the thirty-nine weeks November 28, 2004, an increase of $1,601,000, 256.6%, and represented 10.9% of total sales in the thirty-nine weeks ended November 26, 2004 versus 3.5% for the thirty-nine weeks ended November 28, 2003.

International Sales.
-------------------

         International sales in the thirty-nine weeks ended November 26, 2004 were $9,554,000 as compared to $10,019,000 for the thirty-nine weeks ended November 28, 2003, an increase of $465,000 or 4.6%, and represented 46.7% of total sales in the thirty-nine weeks ended November 26, 2004, as compared to

55.7% for the thirty-nine weeks ended November 28, 2003. Throughout our history, most of the sales for ATS have been made to international customers. In the thirty-nine weeks ended November 26, 2004, international sales totaling at least ten percent of total international sales were made to government or commercial accounts in Malaysia ($3,343,000). In the thirty-nine weeks ended November 28, 2003, international sales totaling at least ten percent of total international sales were made to commercial or governmental accounts in Malaysia ($2,887,000) and Venezuela ($1,050,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.
------------

         Gross profit in the thirty-nine weeks ended November 26, 2004 was $3,652,000 as compared to $5,847,000 for the thirty-nine weeks ended November 28, 2003, a decrease of $2,195,000 or 37.5%. This decrease resulted from a 14.6 percentage point drop in the gross profit rate as a percent of sales partially offset by the aforementioned sales increase. The period-to-period decrease reflected gross profit rate reductions in all categories except environmental and hyperbaric areas. Sterilizers suffered from the completion in the prior period of a large multi-unit project. ATS margin decrease reflected the sale of a gyro to the Czech Republic at a cost above sales value and an addition to the budget for the Malaysia centrifuge project reflecting additional testing and an extended installation period due to customer delays. Historically, we have charged the cost of new product technologies to individual contracts and occasionally only a portion of these costs are covered by customer payments. The simulation group evidenced additional development costs to enhance and expand product functionality.

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

Selling and Administrative Expenses.
-----------------------------------

         Selling and administrative expenses in the thirty-nine weeks ended November 26, 2004, were $9,775,000 as compared to $6,246,000 for the thirty-nine weeks ended November 28, 2003, an increase of $3,529,000 or 56.5%. During the thirty-nine weeks ended November 26, 2004, we incurred significant legal costs and claims expenses to support an international contract claim and the suit against Walt Disney World Company, each of which was in the discovery phase. Additionally, the first quarter of fiscal 2004 included a reimbursement of prior period legal and claim expenses associated with an arbitration hearing in January 2003. The Company is currently in discussions with the international customer to finalize all open issues. Although some decrease in the rate of expenditure is expected in future periods, these matters are expected to continue to require material legal expenditures for the foreseeable future.

         A significant portion of our selling and administrative spending is related to three activities: i. legal and contract claims costs, ii. outside agent and sales personnel commissions on booked contracts, and iii. additional accounting, legal and stockholder's costs required to comply with applicable statutes, rules and regulations as a public company. We have recently instituted a series of cost cutting measures and plans to continue to review all spending categories.

Research and Development Expenses.
---------------------------------

         Research and development expenses, which are charged to operations as incurred, were $671,000 in the thirty-nine weeks ended November 26, 2004 as compared to $176,000 for the thirty-nine weeks ended November 28, 2003, reflecting an increase of $495,000 or 281.3%. Most of the increase in research and development expenses resulted from a delay in obtaining local government grant funding for spending in our Turkish subsidiary for two projects currently in progress. The Company is currently evaluating the level of spending required to support this operation.

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

Interest Expense.
----------------

         Interest expense in the thirty-nine weeks ended November 26, 2004 was $1,171,000 as compared to $1,192,000 for the thirty-nine weeks ended November 28, 2003, representing a decrease of $21,000 or 1.8%. The reduction in interest expense primarily reflected a temporary reduction in the interest rate for our subordinated debt borrowed in February 2003. Interest expense includes interest on our debt, amortization of debt discount resulting from the beneficial conversion option of our subordinated debt and associated warrants issued with the debt, amortization expense associated with the recent issuance of additional warrants, and amortization of deferred financing costs for our February 2003 refinancing.

Other Income/Expense, Net
-------------------------

     Other income/expense, net, was a net expense of $182,000 for the thirty-nine weeks ended November 26, 2004 versus income of $51,000 for the thirty-nine weeks ended November 28, 2003, an increase of $233,000 or 456.9%. The increase resulted from the positive net impact in the prior period of $283,000 from an insurance reimbursement.

Provision for Income Taxes.
--------------------------

         During the current fiscal period, the Company applied for refunds for tax loss carry-backs from the fiscal 2004 operating losses and received refunds totaling approximately $900,000 from the Internal Revenue Service and the Commonwealth of Pennsylvania. During the first two quarters of the current fiscal year, the company recognized approximately $1.4 million as income tax receivables reflecting the two quarter's operating losses, approximately $800,000 of which will be filed as refunds applied to income earned in prior years. During the current fiscal quarter, the Company did not record any additional deferred tax asset related to the current period loss, although it is possible income will be generated in future periods which could be used to offset these third quarter losses. The consolidated rate for the thirty-nine weeks ended November 28, 2003, reflected an estimated rate of 23.5% reflecting additional research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash flow is subject to significant fluctuations due to many factors. The timing of new orders and associated advance and milestone deposits; the complicated logistics of collecting payments from international customers under letters of credit; customer induced schedule changes which could delay shipments, final acceptance and release of final contract payments; the variability and availability of funding for foreign government defense purchases; changes in levels of customer capital spending; and international conflicts or economic crises. These and other factors not under our control may have a material impact on the timing and amount of cash generation or usage.

         During the thirty-nine weeks ended November 26, 2004 we generated $7,272,000 from operating activities. This was primarily the result of the collection in March 2004 of a $10.5 million settlement on an international claim (Please refer to the Notes to the Consolidated Financial Statements, Note 4, "Accounts Receivable" for a discussion of claims.) coupled with non-cash expenses, a decrease in inventory and costs and estimated earnings in excess of billings on uncompleted long-term contracts and an increase in accounts payable. Acting as partial offsets were the net loss and decreases in customer deposits and other accrued liabilities. Generally speaking, the cash generation reflected significant claims collections and collections on contracts accounted for by the percentage of completion method.

         Our investing activities used $1,188,000 during the thirty-nine weeks ended November 26, 2004 which consisted of purchases of capital equipment and capitalized software.

         Our financing activities used $1,622,000 during the thirty-nine weeks ended November 26, 2004 primarily reflecting an increase in our cash collateral restricted cash account. The cash collateral account serves as additional collateral for our bank facility. Providing a partial offset was proceeds from the issuance of common stock and warrants.

         We have historically financed operations through a combination of cash generated from operations, and bank and other debt. On February 19, 2003, we signed a Credit Agreement (the "Agreement") with PNC Bank, National Association ("PNC") and a Convertible Note and Warrant Purchase Agreement (the "Note") with H.F. Lenfest, an individual, in the aggregate amount of $29,800,000. We used a portion of the proceeds from the financing to satisfy our existing debt obligations to Wachovia Bank, our former lender, and to permit PNC to issue a letter of credit to support outstanding bonds that we had issued in a previous financing transaction. The transaction resulted in net proceeds (after transaction expenses and payment of existing debt) to the Company of approximately $3,600,000. We used the net proceeds for working capital and general corporate purposes.

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

         On August 24, 2004 the Agreement was amended to substantially reduce the operating facility and eliminate the associated monthly borrowing base reporting requirements. The revolving facility was reduced from $14,800,000 to $5,000,000 and use of the facility was restricted to the issuance of letters of credit, which are frequently a requirement of international contracts. We could no longer borrow cash under the facility. Our long-term bonds were left intact. As additional collateral for the revised facility, PNC required us to keep $2,500,000 in a restricted cash account. The fee for letters of credit was reduced from 1.75% to 1.0% per annum. Additionally, three of the financial covenants, the Leverage Ratio, the Fixed Charge Ratio and the requirement not to report a net loss in any annual period were eliminated and the Tangible Net Worth requirement was reduced. All other terms and conditions of the revolving loan and the line of credit as set forth in the Agreement remained in effect.

         Under the August 24, 2004 amendment, the EXIM Bank credit facility was reduced from $1,010,000 to $995,000, with all other terms and conditions remaining as per the Agreement. Availability under the EXIM facility is determined based on a borrowing base consisting of a portion of our receivables and inventory.

         As a condition of amending the Agreement, Mr. Lenfest, holder of our subordinated debt, agreed to issue to PNC on our behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended revolving line of credit. In consideration for issuing this guarantee, Mr. Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and received a warrant to purchase 200,000 shares of stock under the same terms and conditions as his existing warrant for 803,048 shares.

         On October 18, 2004, the Agreement was again modified. This amendment required the company to deposit in a restricted cash account an additional amount of $285,000 to cover the next scheduled payment of principal and interest due April 1, 2005 on the Company's long-term bonds. The tangible Net Worth covenant requirement was reduced to a. $14,500,000 for the periods ending November 26, 2004 and February 25, 2005 and b. on the last day of any fiscal quarter ending after February 25, 2005, to be at least equal to the actual tangible Net Worth on February 25, 2005. Additionally, the fee for the PNC Letter of Credit which backs the Company's long-term bonds was increased from 2.0% to 2.5% annually.

         Under the October 18, 2004 amendment to the Agreement, the Company must meet a minimum Tangible Net Worth. At November 26, 2004 the Company's Tangible Net Worth dropped below this minimum and thus was in violation of this financial covenant. The Company has obtained a waiver from PNC for this violation.

          Additionally, under the Note, which covers our subordinated debt, we must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio, and a Tangible Net Worth Ratio. At November 26, 2004, we failed to meet any of these financial covenants but have obtained a waiver from our subordinated lender. This waiver applies to the period through November 30, 2005. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the Note, or a release of any of the lender's rights or remedies, all of which are reserved, nor does it release us or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any Event of Default, except as specified.

         Our bank has alerted us that additional changes may be required to the Agreement and that an increase in the cash collateral account may be required. Specific terms and conditions for any additional modifications had not been finalized as of the filing date of this report. Based on the annual forecast and the indicated actions described above, we do not believe it is probable that we will fail future covenant tests.

         Going forward, our significant cash requirements will relate to salaries and other operational expenses, continued spending for product enhancements and technology and the costs of litigating claims and lawsuits. To fund these items, we plan to utilize cash from operations and proceeds from potential arbitration proceeds and collections. However, given our inability to borrow cash under the amended Agreement, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, we believe that we will be able to locate such additional capital and that these actions by our bank will not have a long-term material adverse effect on our business.

         The following table presents our contractual cash flow commitments on long-term debt and operating leases as of November 26, 2004.

                                                       PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                     -----------------------------------------------------------------------------
                                                 LESS THAN 1
                                     TOTAL          YEAR           1-3 YEARS         4-5 YEARS       AFTER 5 YEARS
                                     ------      -----------       ---------         ---------       -------------
Long-term debt, including
   current maturities               $12,826          $452            $1,199            $8,455            $2,720
Operating leases                        686           147                83                83               373
                                    -------          ----            ------            ------            ------
Total
                                    $13,512          $599            $1,282            $8,538            $3,093
                                    =======          ====            ======            ======            ======

Expected Interest Expense           $ 5,006          $917            $3,309            $  409            $  371

Contract Claims
---------------

         Historically, we have had positive experience with our contract claims in that recoveries have exceeded the carrying value of claims. As of November 26, 2004, claims recorded against the U.S. Government totaled $3,004,000 and claims recorded against an international customer totaled $2,600,000.

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

         In November 2003, the U.S. Government completed an audit of the submarine rescue decompression chamber project claim, rejecting most of the items due to audit or engineering reasons. We were not provided a copy of the Government's Technical Report that questioned approximately half of the claim costs. We have submitted a written rebuttal to the draft report and have formally requested a copy of the Technical Report. On July 22, 2004 the U.S. Government' Contracting Officer issued a final decision on the claim, denying the claim in full. In response, we plan to file a complaint in the Court of Federal Claims in the near future.

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

         With respect to the claims filed against an international customer, we are currently in the discovery phase of the arbitration process. We have filed our "Points of Claim" to which the customer has replied. Additionally, the customer has filed a counterclaim, which we answered, in the fiscal quarter ended August 27, 2004. The customer, citing failure to deliver product within contract terms, has assessed liquidated damages totaling approximately $400,000 on the contract. We dispute the basis for these liquidated damages and are vigorously contesting them. However, following accounting principles generally accepted in the United States of America, we have reduced contract values and corresponding revenue recognition by approximately $400,000. The Company is currently in discussions with this customer to finalize all open issues. At this time we are unable to assess the ultimate impact of any discussions or arbitration on current operations and financials.

         The open balance of $700,000 due on the contract represents the total net exposure to us on this contract. On June 16, 2003, we filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on the contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute. In December 2003 we and the RTAF both picked arbitrators to represent each of us respectively in the dispute, although no date has yet been set for the Arbitration proceedings. To choose the third (umpire) arbitrator, the RTAF, TAI, and the Company will each nominate three candidates for a total of nine. The RTAF and the Company will then rank the candidates and the one receiving the highest rating will be asked to serve as the (umpire) arbitrator. It is felt this approach will avoid any conflict of interest issues.

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

Backlog
-------

         Our sales backlog at November 26, 2004 and February 27, 2004, for work to be performed and revenue to be recognized under written agreements after such dates was approximately $16,029,000 and $16,914,000 respectively. In addition, our training, maintenance and upgrade contracts backlog at November 26, 2004, and February 27, 2004, for work to be performed and revenue to be recognized after that date under written agreements was approximately $1,200,000 and $2,637,000 respectively. Of the November 26, 2004 backlog, approximately $9,716,000 was under contracts for ATS products including $2,404,000 for Egypt and $6,600,000 for a contract in the Company's Polish subsidiary for simulators for L-3 Communications.

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

ITEM 4. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 26, 2004 (the "Evaluation Date"), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended on the Evaluation Date.

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

         In June 2003, Entertainment Technology Corporation ("EnTCo"), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities ("Disney") in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride "Mission: Space" located in Disney's Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and the Company (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $22 million plus punitive damages. EnTCo and the Company believe that they have valid defenses to each of Disney's counterclaims and intend to vigorously defend against these counterclaims. At this time, the parties are engaged in the discovery process. The parties have exchanged self-executing disclosures and responses to interrogatories, have produced documents, and have conducted depositions. EnTCo and the Company are unable to predict the outcome of this matter.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on September 20, 2004 the following proposal was adopted by the vote specified below. No other matters were submitted to a vote of security holders at the Annual Meeting.

     Proposal One: To elect five directors to serve until successors have been elected and qualified.

                                           Abstentions and

Nominee                 For         Withheld    Broker Non-votes

George K. Anderson    5,635,499     49,312           0

Howard W. Kelley      5,634,499     50,312           0

H.F. Lenfest          5,625,317     59,494           0

William F. Mitchell   5,635,437     49,374           0

Pete L. Stephens      5,634,499     50,312           0

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

10.1 Amendment to Credit Agreement, dated as of October 18, 2004, between ETC and PNC Bank, National Association.

31.1             Certification dated January 10, 2005 pursuant to 18 U.S.C.
                 Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2             Certification dated January 10, 2005 pursuant to 18 U.S.C.
                 Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32               Certification dated January 10, 2005 pursuant to 18 U.S.C.
                 Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

         (b) Reports on Form 8-K

         On October 20, 2004, the Company filed a Current Report on Form 8-K reporting its financial results for the second quarter of fiscal 2005.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ENVIRONMENTAL TECTONICS CORPORATION
                                 (Registrant)

Date: January 10, 2005           By: /s/ William F. Mitchell
                                     ---------------------------------
                                     William F. Mitchell
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)


Date: January 10, 2005           By: /s/ Duane D. Deaner
                                     ----------------------------------
                                     Duane D. Deaner,
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)