Form 10-K
period 2005-02-25
ENVIRONMENTAL TECTONICS CORP
filed 2005-05-26
CIK 33113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 25, 2005

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________. Commission File Number 1-10655

ENVIRONMENTAL TECTONICS CORPORATION

Pennsylvania	23-1714256

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

County Line Industrial Park Southampton, Pennsylvania 18966

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code (215) 355-9100 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.05 per share	American Stock Exchange

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

                                                                                Yes  ☒                               No  ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                                                                Yes  ☐                             No  ☒

                As of May 6, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $32,169,000 based upon the closing sale price of the registrant’s common stock on the American Stock Exchange of $5.85 on such date. See footnote (1) below.

                As of May 6, 2005, there were 9,019,376 shares of the registrant’s common stock issued and outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant’s 2005 Annual Report to Stockholders are incorporated by reference in Part II, Items 5, 6, 7, and 8.

Index to Exhibits appears after page 20 of this Report

(1)
The information provided is not an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is solely for recordkeeping purposes of the Securities and Exchange Commission.

ENVIRONMENTAL TECTONICS CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 25, 2005 TABLE OF CONTENTS

(i)

FORWARD-LOOKING STATEMENTS

                This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

                These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenue, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, and (vi) statements preceded by, followed by or that include the words “may”, “could”, “should”, “looking forward”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in this Annual Report on Form 10-K, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.

                The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company

PART I

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

Segments

                We operate in two primary business segments, Aircrew Training Systems (“ATS”) and the Industrial Group.

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

The Aircrew Training System segment generated 60%, 61% and 73% of our consolidated revenues for the fiscal years ended February 25, 2005, February 27, 2004 and February 28, 2003, respectively.

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

Sales of Industrial Group products generated 40%, 39% and 27% of our consolidated revenues for the years ended February 25, 2005, February 27, 2004 and February 28, 2003, respectively.

We also provide control upgrades, maintenance and repair services and spare parts for equipment which we manufacture and for equipment made by other manufacturers.

For a more complete description of financial information regarding our business segments, see “Note 10, “Business Segment Information” to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Marketing

We currently market our products and services primarily through our sales offices and employees. At February 25, 2005, approximately 16 employees were committed to sales and marketing functions. We use branch offices in England, Turkey, Egypt, Singapore, the United Arab Emirates, Malaysia and Japan as well as the services of approximately 100 independent sales organizations in seeking foreign orders for our products.

Product Development

We are continually developing new products and improving existing products in response to inquiries from customers and in response to our determination that particular products should be produced or significantly improved. Although we do not have a separate research and development group, we have several technical personnel whose main activity is the development and integration of new technologies into our existing products. These personnel include the Vice President Engineering Manager and the Vice President of Development whose additional responsibility is the introduction of product extensions and new applications of existing technology.

Within the Aircrew Training Systems segment, product development emphasizes enhancing control systems and software graphics and exploring commercial possibilities. Our product development efforts focus on three areas:

Disaster Management Simulation. During fiscal 2005 we entered into numerous contracts for driver trainer simulators. These included an advanced, interactive virtual-reality based airport ground simulator for the Nashville, TN airport and a simulator for the Airside Operations Training Facility at Minneapolis-St. Paul International Airport. Additionally, we were selected by the Maryland Aviation Administration to perform airport certification and emergency drill training at the Baltimore- Washington International Airport. Exercises included three different scenarios: a security breach, a bomb detection/explosion and a hazardous material spill. And recently we were selected by the South Korean National Fire Academy to provide a virtual-reality based system for training firefighters in South Korea. We will continue to enhance product applications by adding additional software objects and increasing interactivity between the various scenarios.

G-force and Disorientation Trainers.

During fiscal 2005 we successfully factory tested and shipped the Authentic Tactical Flight Simulator Model 400 (ATFS 400), which we believe is the world’s first ground-based simulator capable of creating an authentic simulated tactical maneuvering environment. Utilizing proprietary centrifuge and simulation technology, high-fidelity models of the airplane’s dynamic performance, the threats experienced by an aircraft in combat and other battle space factors are integrated into the motion controls to create a fully authentic flight environment for any specific combat aircraft.

2

We continue to evolve the technology in our GAT-II® General Aviation Trainers and our GYRO line of spatial disorientation devices. During fiscal 2005 we shipped a GYRO-IPT to the U.S. Air Force Research Laboratory (AFRL) to support sustained operations research and development of fatigue countermeasures. We also received an order from the United States Corps of Engineers for a Pilot Selection System to be installed in an international aeromedical center which will incorporate nine GAT simulators and be capable of developing an objective composite profile of pilot candidates.

We plan to incorporate additional advanced tactical flight simulation (TFS) applications into additional products in the ATS line.

Entertainment

During fiscal 2005 our wholly owned subsidiary, Entertainment Technology Corporation (“EnTCo”), sold its first Monster Truck entertainment simulator to the Incredible Pizza Company. Orders for our Wild Earth simulator were received for placement in the United Kingdom’s Pleasure Beach in Blackpool, the Philadelphia Zoo, Advantage Entertainment Centers in New Jersey and New York, and the San Diego Zoo. Product development in this line will continue to emphasize the educational and amusement entertainment applications of our ATS simulation technology.

                We reported research and development expenses of $856,000, $358,000 and $636,000 for the fiscal years ended February 25, 2005, February 27, 2004 and February 28, 2003, respectively. However, most of the cost of our research efforts, which were and continue to be a significant cost of our business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

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

Suppliers

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

Patents and Trademarks

                We presently hold the following patents which we deem significant to our operations:

Patent Number	Title	Expiration Date

4,818,001	“Chamber Door Lock”	4/4/06
5,051,094	“G-Force Trainer”	9/24/08
6,371,110 B1	“Automatic Release Apparatus and Methods for Respirator Devices”	3/25/19
6,818,178 B2	“Method for High Vacuum Sterilization of Closures”	1/15/23

We also hold a trademark on our logo, ETC®, as well as on the following products

BARA-MED ®	Medical Hyperbaric Chamber

DATAPRINT®	Digital Printer for Sterilizers

ETC ®	Logo for Environmental Tectonics Corporation (Stylized Mark – See attached sample)

GAT-II ®	General Aviation Trainer

G-LAB ®	Human Centrifuge/USAF Type

GYROLAB ®	Spatial Disorientation Device

THE RIDE WORKS ®	(Facility for) Manufacture of Amusement and Entertainment Rides to the order and specification of others.
3

ETC’s UNREGISTERED ™ TRADEMARKS are:

ADMS™	Advanced Disaster Management Simulator

ATFS™	Advanced Tactical Flight Simulator

Advanced Tactical Flight Simulator™	Advanced Tactical Flight Simulator, ATFS-100, -200, -300, -400

BARA-LAB™	Hyperbaric Chamber (other than medical)

BIG MAC™	Entertainment ride based on a multi-armed Centrifuge Device

CAS ™	Conditioned Air Supply

DMI™	Disaster Management Institute

EAGLE-VISION™	Visual Performance/Procedures Trainer

EPC™	Engine Pressure Controller/Environmental System

ETC™	ETC Biomedical Systems (Stylized “ETC” with caduceus. See sample below).

ETC™	Entertainment Technology Corporation (Stylized “ETC” and name in color. See sample below).

G-FET™	Human Centrifuge (U.S. Navy type)

G-FET-II™	Human Centrifuge (Malaysian Air Force type)

G-MAS™	Missile Avoidance System (Centrifuge feature)

GRAPH MASTER PROGRAMMER™	Industrial Sterilizer Control

GUARDIAN MONITORING PACKAGE™	GMP features for Sterilizers

GYRO-1™	Multi-purpose basic Instrument Flight Trainer

GYRO-SAT™	Situational Awareness Trainer (feature of a Gyrolab)

GYROSIM™	Gyrolab as a Simulator

LANE MASTER™	Automobile Emissions Analyzer

MAC™	Entertainment Ride based on a Multi-Armed Centrifuge Device

MRC Monster Roll Cage™	Monster Roll Cage (stylized mark w/ARC) Interactive Simulator in the nature of an amusement ride.

OASIS™	Software-driven tool to build Test and Training Systems and scoring them; curriculum development, capability assessment, etc.

ProFlyer™	Commercial Flight and Navigational Procedures Trainer meeting European regulations for civilian pilot training and certification

PRO-GENESIS™	Control Unit/column for Sterilizers

ProTrainer™	Commercial Instrument Procedures Trainer meeting FAA’ PCATD requirements

SENTRY 84™	Automobile Emissions Analyzer
4

SMOOTH RIDE™	Computer Control Profile for Hyperbaric Chambers

TNET™ and/or TRAINING NET™	Computer Software for training emergency personnel in firefighting, disaster management, etc.

TESS™	Total Emissions Suppression System, EtO Sterilizer

Thrills Without Ills™	Describing ETC’ entertainment rides, particularly those utilizing ETC’ Human Centrifuge Technology, which precludes motion sickness commonly associated with motion-based entertainment rides.

VPT-1000™	Visual Procedures Trainer

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

In fiscal 2005 only one customer represented 10% or more of sales, the Royal Malaysian Air Force, which generated $3,388,000 or 12.2% of total sales. We do not have any relationship with this customer other than as a customer. We expect to continue to conduct business with Malaysia in fiscal 2006, albeit at a much reduced level.

Foreign and Domestic Operations and Export Sales

During the fiscal years ended February 25, 2005, February 27, 2004 and February 28, 2003, approximately $2,904,000 (10%), $1,717,000 (7%) and $4,626,000 (11%), respectively, of our net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the U.S. Government.

During the fiscal years ended February 25, 2005, February 27, 2004 and February 28, 2003, $12,912,000 (47%), $15,421,000 (59%) and $14,805,000 (34%), respectively, of our net revenues were attributable to export sales. Our customers’ obligations to us with regards to export sales are normally secured by irrevocable letters of credit based on the creditworthiness of the customer and the geographic area of the world in which they are located.

During the fiscal years ended February 25, 2005, February 27, 2004 and February 28, 2003, $11,998,000 (43%), $8,857,000 (34%), and $23,692,000 (55%), respectively, of our net revenues were attributable to domestic sales to customers other than the U.S. government. (See “Note 10. Business Segment Information” to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference).

We do not believe that the distribution of our sales between foreign and domestic sales for any particular period is necessarily indicative of the distribution expected for any other period.

We derive a large portion of our sales from long-term contracts requiring more than one year to complete. We account for sales under long-term contracts on the percentage of completion basis. See the section Critical Accounting Policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

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

Manufacturing Facilities

Our manufacturing facility is located on a five-acre site in Southampton, PA, northwest of Philadelphia. We have approximately 85,000 square feet devoted to manufacturing, assembly and testing. We have two centrifuge bays with specially designed foundations for testing human centrifuges and other centrifuge-technology-based simulators and amusement rides. ETC is ISO 9001-2000 certified.

Backlog

Our sales backlog at February 25, 2005 and February 27, 2004, for work to be performed and revenue to be recognized under written agreements after such dates, was $19,084,000 and $16,914,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at February 25, 2005 and February 27, 2004, for work to be performed and revenue to be recognized after such dates under written agreements, was $2,232,000 and $2,637,000, respectively. Of the February 25, 2005 backlog, we have contracts for approximately $15,243,000 for aircrew training systems and maintenance support, including $3,422,000 for the Japanese Defense Agency and $1,746,000 for the Egyptian Air Force. We expect to complete approximately 75% of the February 25, 2005 backlog prior to February 24, 2006, the end of our 2006 fiscal year. Of the February 27, 2004 backlog, we completed approximately 79% by February 25, 2005.

Competition

Our business strategy in recent years has been to seek niche markets in which there is limited competition. However, in some areas of our business we compete with well-established firms, some of which have substantially greater financial and personnel resources than we have.

Some competing firms have technical expertise and production capabilities in one or more of the areas involved in the design and production of physiological flight training equipment, environmental systems, and other specially designed products, and compete with us for this business. The competition for any particular project generally is determined by the technological requirements of the project, with consideration also being given to a bidder’s reliability, product performance, past performance and price.

We face competition in the sale of the larger custom-designed industrial sterilizers both from other manufacturers and from our customers’ in-house production capabilities.

We believe that we are a significant participant in the markets in which we compete, especially in the market for aircrew training systems where we believe that we are a principal provider of this type of equipment and training in our market area.

Compliance with Environmental Laws

We have not incurred during fiscal 2005, nor do we anticipate incurring during fiscal 2006, any material capital expenditures to maintain compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position.

Compliance with Export Controls

Depending on the product, customer, location and the application or use, many of our aeromedical products require an export license from the U.S. Commerce or State Department. Although most of these licenses are readily obtainable in a reasonable timeframe, most of our international contracts for aeromedical equipment include the issuance of an export license as a “force majure” exception for any contract penalties or liquidated damages.

Employees

On February 25, 2005, we had 232 full-time employees, of which four were employed in executive positions, 79 were engineers, engineering designers, or draftspeople, 47 were administrative (sales, sales support, accounting, etc.) and clerical personnel, and 102 were engaged principally in production, operations and field support.

RISKS PARTICULAR TO OUR BUSINESS

Our business is subject to numerous risks and uncertainties which could cause our actual operating results and developments to be materially different from those expressed or implied in any of our public announcements or filings including this Annual Report on Form 10-K for the year ended February 25, 2005. These risks and uncertainties include the following items. This list is not exclusive of all the risks and uncertainties associated with our business.

We have major litigation and claims in process and these require a significant amount of management time and effort. Additionally, legal costs are a major portion of our general and administrative spending, thus redirecting funds from other operating activities.

            Legal and claims costs in fiscal 2005 were $3.9 million or 31% of total general and administrative spending. Although this spending level is expected to decrease in fiscal 2006, the cost of pursuing these suits and claims will remain a significant amount.

There is a risk of an unfavorable outcome in litigation and resulting potential negative financial impact on our operating results.

          In one of the cases of commercial litigation currently in progress, we have been counter-sued for an amount in excess of $22 million. While we believe we have valid defenses to each of the counterclaims and intend to vigorously defend ourselves against these counterclaims, an unfavorable outcome could result in an adverse material effect on our financial position. With respect to the claim against the U.S. government, historically recoveries have usually exceeded the carrying value of claims. However, these claims require significant management time and effort and normally take multiple years to resolve. Also, there is no assurance that we will always have positive experience with regard to recoveries for our contract claims.

Our sources of revenues are not consistent; in any given fiscal year a substantial portion of our revenues is derived from a small number of customers that may not be recurring customers in future years.

                In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of customers. For example, in fiscal 2005 we generated approximately 36% of our revenues from sales to four customers, the Royal Malaysian Air Force, the United Kingdom Ministry of Defense, the Army Corp of Engineers, and a domestic customer. In fiscal 2004, we generated approximately 22% of our revenues from sales to two customers, the Royal Malaysian Air Force and the United Kingdom Ministry of Defense. In fiscal 2003, we generated approximately 57% of our revenues from sales to two customers, the Walt Disney Company and the Royal Thai Air Force. We cannot be certain that our most significant customers will continue to order our products and services at the same level at which they have ordered them in the past. Due to the expensive nature and highly specialized market for our products and services, if any of these customers stops purchasing our products and services and we are unable to identify new customers in a timely manner, our business will be adversely affected.

Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations.

                We have a significant amount of indebtedness and may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. At May 6, 2005, our total indebtedness was approximately $14.1 million and our total stockholders’ equity was approximately $24.4 million.

                Our ability to make debt payments depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control. Based upon our current level of operations and anticipated growth, we believe that cash on hand and available cash flow will be adequate to meet our financial needs. There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to pay our debts or to make necessary capital expenditures, or that any refinancing of debt would be available on commercially reasonable terms or at all.

                Our substantial indebtedness could have important consequences including:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be impaired or unavailable;

•	a portion of cash flow will be used to pay interest expense, which will reduce the funds that would otherwise be available for operations and future business opportunities;

•	a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements and force us to reduce or modify our operations;

•	our significant debt may make us more leveraged than our competitors, which may place us at a competitive disadvantage;

•	our significant debt may make us more vulnerable to a downturn in our business or in the economy generally;

•	some of our existing debt contains financial and restrictive covenants that limit our ability to borrow additional funds, acquire and dispose of assets, and pay cash dividends; and
7

•	our subordinated debt bears a relatively high interest rate, reflecting the unsecured nature and correspondingly higher risk associated with this type of financing. This results in higher interest expense and use of cash.

                A portion of our outstanding indebtedness bears interest at variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities and will adversely affect our leveraged capital structure.

                See the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

We do not currently have a bank facility which can be used to borrow funds for operating purposes. Additionally, covenants and restrictions in our credit facility, and any additional changes in the facility amount or structure, could limit our ability to take certain actions and fund our operations.

                During fiscal 2005 our bank took certain actions which effectively eliminated our ability to borrow cash under our existing agreement to support operations. Thus, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high.

                Our credit facility contains significant financial and operating covenants that limit the discretion of our management with respect to certain business matters. These covenants include, among others, restrictions on our ability to:

•	declare or pay dividends or any other distributions to our securities holders;

•	redeem or repurchase capital stock;

•	incur certain additional debt;

•	place liens on our assets;

•	make certain payments and investments;

•	sell or otherwise dispose of assets; and

•	acquire or be acquired by other entities.

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

                See the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

                In accordance with generally accepted accounting principles for long-term contracts, we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At February 25, 2005, $1.8 million of our costs and estimated earnings that exceeded our billings on uncompleted contracts related to two contracts with two different customers. We are not able to bill these amounts unless we meet certain contractual milestones related to the production, delivery and integration of our products. Normally there will be a lag normally ranging from 24 to 36 months between performance and associated costs for these types of projects and billing and collection of payments. Our failure to meet these milestones by delivering and integrating our products in a timely manner may impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.

In the event we suffer production delays, we may be required to pay certain customers substantial liquidated damages and other penalties.

                The variety and complexity of our high technology product lines require us to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated equipment and performing highly technical calculations. The processes of planning and managing production, inventory levels and delivery schedules are also highly complex and specialized. Many of our products must be custom designed and manufactured, which is not only complicated and expensive, but can also require long periods of time to accomplish. Slight errors in design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, including liquidated damages that are included in some of our customer contracts. While our actual losses have been minimal, we may incur substantial liquidated damages in the future in connection with product delays.

If the commercial simulation business conducted by our Aircrew Training Systems Segment declines, our sales will decrease.

                We have no assurance that our commercial simulation business will continue to succeed. Although our commercial simulation business was minimal in fiscal 2005, this segment historically contributes to our gross revenues in each fiscal year. This business is subject to many risks including:

•	the uncertainty of economic conditions;

•	increased competition;

•	changes in technology; and

•	the need for timely performance by subcontractors located throughout the world on contracts for which we are the prime contractor.

If we do not adequately address these risks, then our commercial simulation business may decline which will adversely affect our business.

Our fixed-price and cost-reimbursable contracts may commit us to unfavorable terms.

                We provide our products and services primarily through fixed-price or cost-reimbursable contracts. Fixed-price contracts provided approximately 94% of our sales for the fiscal year ended February 25, 2005. Under a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Therefore, unless there are customer-requested changes in scope or other changes in specifications which are reimbursable, we fully absorb cost overruns on fixed-price contracts and this reduces our profit margin on the contract. These cost overruns may result in us recognizing a loss on the contract. A further risk associated with fixed-price contracts is the difficulty of estimating sales and costs that are related to performance in accordance with contract specifications. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause a loss.

                We did not have any sales for cost-reimbursable contracts for the fiscal year ended February 25, 2005. On a cost-reimbursable contract, we are paid up to predetermined funding levels determined by our customers on allowable incurred costs and generally a fee representing a profit on those costs, which can be fixed or variable depending on the contract’s pricing arrangement. Therefore, on a cost-reimbursable contract we do not bear the risks of unexpected cost overruns. U.S. Government regulations require that we notify our customer of any cost overruns or under runs on a cost-reimbursable contract on a timely basis. Should we be awarded any cost-reimbursable contracts in the future and incur costs in excess of the funding limitation specified in the cost-reimbursable contracts, we may not be able to recover those cost overruns.

Cost estimates used to account for contracts under the percentage of completion method may vary over time and impact future performance under these contracts.

                We record sales and profits on a significant portion of our contracts using the percentage-of-completion method of accounting. This means that we calculate a ratio of costs incurred to costs expected to be incurred for each fixed-price job and then multiply that same ratio by the fixed-price contract value to determine total revenue to be recognized to date for each fixed-price job. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. To the extent that these adjustments result in a loss, reduction or elimination of previously reported profits, we would recognize a charge against current earnings, which could be material and have a negative effect on our business, financial condition or results of operations. Although we believe that adequate provisions for losses for our fixed-prices contracts are recorded in our financial statements as required under accounting principles generally accepted in the United States of America, we cannot assure you that our contract loss provisions, which are based on estimates, will be adequate to cover all actual future losses.

Our contracts and subcontracts that are funded by the U.S. government or foreign governments are subject to government regulations and audits and other requirements.

                Government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition or results of operations or increase the costs of competing for or performing government contracts. If we violate any of these regulations, then we may be subject to termination of these contracts, imposition of fines or exclusion from government contracting and government-approved subcontracting for some specific time period. In addition, our contract costs and revenues are subject to adjustment as a result of audits by government auditors. We reflect any adjustments required by government auditors in our financial statements. Although we have thus far not been required to make any material audit adjustments, adjustments may be required in the future. In connection with our government contracts, we have been required to obtain bonds, letters of credit or similar credit enhancements. We cannot assure you that we will be successful in obtaining these types of credit enhancements or that the credit enhancements available will be affordable in the future.

Our contracts that are funded by the U.S. government or foreign governments are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

                Government contracts generally are awarded to us through a formal competitive bidding process in which we may have many competitors. Upon expiration, government contracts may be subject, once again, to the competitive bidding process. We cannot assure you that we will be successful in winning contract awards or renewals in the future. Our failure to renew or replace government contracts when they expire could have a material adverse effect on our business, financial condition or results of operations. Our contracts with domestic or foreign government agencies are subject to competition and are awarded on the basis of technical merit, personnel qualifications, experience and price. Our business, financial condition and results of operations could be materially adversely affected to the extent that government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, new government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, the award of a contract to a competitor, or the re-opening of the competitive bidding process. We consider bid protests to be a customary element in the process of procuring government contracts. Other characteristics of the government contract market that may affect our operating results include the complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the speed with which product lines become obsolete due to technological advances and other factors characteristic of the market. Our earnings may vary materially on some contracts depending upon the types of government long-term contracts undertaken, the costs incurred in their performance, and the achievement of other performance objectives.

Our commercial contracts are subject to competition and strict performance and other requirements.

                Although significant portions of our revenues are generated from the sale of our services and products in commercial markets, we cannot assure you that we will continue to compete successfully in these markets. Many of our commercial contracts contain fixed pricing. This subjects us to substantial risks relating to unexpected cost increases and other factors outside of our control. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts. In addition, a significant portion of our revenues (49% in fiscal 2005) on fixed-price contracts is recognized on a percentage-of-completion basis. This means that we calculate a ratio of costs incurred to costs expected to be incurred for each fixed-price job and then multiply that same ratio by the fixed-price contract value to determine total revenue to be recognized to date for each fixed-price job. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. To the extent that these adjustments result in a loss, reduction or elimination of previously reported profits, we would recognize a charge against current earnings, which could be material and have a negative effect on our business, financial condition or results of operations.

                In connection with certain commercial contracts, we have been required to obtain bonds, letters of credit, or similar credit enhancements. We cannot assure you that we will be successful in obtaining these types of credit enhancements or that the credit enhancements available will be affordable in the future.

                Under the terms of our commercial contracts, we typically must agree to meet strict performance obligations and project milestones, which we may not be able to satisfy. If we fail to meet these performance obligations and milestones, the other party may terminate the contract and, under certain circumstances, recover liquidated damages or other penalties from us which could have a negative effect on our business, financial condition or results of operations.

There are certain risks inherent in our international business activities, which constitute a significant portion of our business.

                Our international business activities expose us to a variety of risks. Our international business accounted for approximately 47% of our sales in fiscal 2005 and 59% of our sales in fiscal 2004. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future. Our international business experiences many of the same risks our domestic business encounters as well as additional risks such as:

•	the effects of terrorism;

•	exchange rate fluctuations;

•	a general decline in the strength of the global economy;

•	the effect of foreign military or political conflicts and turmoil;

•	U.S. foreign policy decisions;

•	the extent, if any, of anti-American sentiment;

•	changes in foreign governmental trade, monetary and fiscal policies and laws;

•	export controls; and

•	political and economic instability.

                The majority of our contracts are denominated in U.S. Dollars. Although we may be exposed to currency fluctuations, we are not engaged in any material hedging activities to offset this risk. With respect to currency risk, where we have a contract which is denominated in a foreign currency, we often establish local in-country bank accounts and fund in-country expenses in the local currency, thus creating a “natural” currency hedge for a portion of the contract.

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

                In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the American Stock Exchange listing standards and rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retain additional outside legal, accounting and advisory services, all of which have caused and will continue to cause our general and administrative costs to increase. Although we have not experienced any claims, insurers have increased and are likely to continue to increase premiums as a result of the high claims rates they have incurred with other companies over the past year, and so our premiums for our directors’ and officers’ insurance policies are likely to increase. Changes in the accounting rules and auditing standards, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we incur and report under generally accepted accounting principles and adversely affect our operating results.

Our sales backlog is not necessarily indicative of revenues that we will actually realize in fiscal year 2005 or at all.

                We may not actually generate revenues in fiscal 2006 for all items included in our estimated backlog at the end of our 2005 fiscal year. At February 25, 2005, our sales backlog was $21.3 million. While we estimate that approximately 75% of this backlog is expected to be completed prior to the end of our 2006 fiscal year, we are not certain that these projects will be completed so that we can record these revenues by such date, or at all. During fiscal 2005 we shipped approximately 79% of our February 27, 2004 backlog. Our backlog includes the total value of all contracts less the revenue earned on those contracts through the measurement date. Many of our government contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our backlog. Certain of our large contracts provide that we will not receive payment until the services under those contracts are requested and performed. We cannot assure that cancellations or adjustments in the terms of these contracts might not occur.

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

                Geo-political and other factors may also limit or restrict our employees’ ability to gain entrance to foreign locations to sell products or perform contract services.

There is limited trading activity in our common stock which could make it more difficult for our investors to sell their shares of our common stock.

                Our common stock is listed on the American Stock Exchange. Our average daily trading volume during fiscal 2005 was less than 3,900 shares. This limited trading activity may make it more difficult for investors to sell larger blocks of our common stock at prevailing prices as there are generally a small number of participants in the market for our common stock and such sales may lower the market price of our common stock.

The market price of our common stock may be volatile.

                The market price of securities of thinly traded public companies has historically faced significant volatility. Although our common stock is traded on the American Stock Exchange, it does not experience a significant average daily trading volume. Accordingly, if one stockholder elects to either purchase or sell a block of our common stock, it may have an effect on the price of our common stock. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:

•	actual or anticipated operating results;

•	changes in estimates by analysts;

•	market conditions in the industry;

•	announcements by competitors;

•	results of litigation;

•	regulatory actions; and

•	general economic conditions.

Any of these events would likely affect the market price of our common stock.

Our quarterly operating results may vary significantly from quarter to quarter.

                Our revenues and earnings may fluctuate from quarter to quarter based on factors that include the following:

•	the number, size and scope of our projects;

•	equipment purchases and other expenditures required for our business;

•	the number of bid and proposal efforts undertaken;

•	delays in sales or production;

•	the level of employee productivity;

•	the adequacy of our provisions for losses;

•	the accuracy of our estimate of resources required to complete ongoing projects; and

•	general economic conditions.

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

                As of May 6, 2005, our directors and executive officers own an aggregate of approximately 49.3% of our outstanding common stock. Accordingly, these persons, if they act together, will be able to exert control over the direction of our business and affairs.

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

Item 3. Legal Proceedings

               In April 2003, Boenning & Scattergood, Inc. (“B&S”) filed suit against us in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $902,000 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services which was entered into with a predecessor of B&S (the “B&S Agreement”). B&S alleged that it contacted the investors in our February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. We have responded to the complaint and have also filed a counterclaim for breach of contract and professional malpractice. We believe that we have valid defenses to each of the claims of B&S and intend to vigorously defend ourselves against these claims. We have had some settlement discussions but, as of the date of the filing of this Report on Form 10-K, no agreement had been reached. At this time, we are unable to predict the outcome of this matter.

                In June 2003, Associated Mezzanine Investors, LLC (“AMI”) filed suit against us in the United States District Court for the Eastern District of Pennsylvania seeking payment of $196,000 for costs, fees and expenses allegedly due to AMI pursuant to the terms of an agreement which we entered into with AMI (the “AMI Agreement”). AMI claimed that it located suitable investors for our February 2003 financing transaction and that it earned the claimed fees and is entitled to reimbursement of the claimed costs and expenses pursuant to the terms of the AMI Agreement. In March 2004, this suit was settled without any material impact on our results of operations.

                In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $65 million plus punitive damages. Both EnTCo and we believe that we have valid defenses to each of Disney’s counterclaims and intend to vigorously defend ourselves against these counterclaims. At this time, discovery is completed, summary judgment motions have been filed, and the case is scheduled to be placed in the trial pool on June 27, 2005. Neither EnTCo nor we are able to predict the outcome of this matter.

Certain other claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against us. In our opinion, after consultation with legal counsel handling these specific maters, all such matters are reserved for or adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on our financial position or results of operations if disposed of unfavorably.             .

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were presented to our stockholders during the fourth quarter of fiscal 2005.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Security Holder Matters

                On February 14, 2005 H.F. Lenfest, a Director of ETC, purchased 373,831 shares of unregistered common stock for an aggregate price of $1,999,995.85, or $5.35 per share, the closing price of ETC’s common stock on February 11, 2005, the trading day immediately prior to the purchase of the shares. None of these shares have been registered with the Securities and Exchange Commission or any state securities commission. These shares cannot be sold or transferred without complying with such federal and state securities laws. Under the American Stock Exchange listing rules, shareholder approval will be required for this transaction and this item will be included as a proxy item at our annual meeting in 2005. However, given the amount and nature of stock holdings by related parties, shareholder approval is expected to be received. The proceeds are being used for general corporate purposes.

                Additionally, see information appearing under the heading “Market for the Registrant’s Common Stock and Related Stockholder Matters” in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 6.    Selected Consolidated Financial Data

                See information appearing under the heading “Financial Review” in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                See information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We also have not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates although we may enter into such transactions in the future. A portion of our indebtedness bears interest at rates that vary with the prime rate of interest. Accordingly, any increases in the applicable prime rate of interest will reduce our earnings. With respect to currency risk, where we have a contract which is denominated in a foreign currency, we often establish local in-country bank accounts and fund in-country expenses in the local currency, thus creating a “natural” currency hedge for a portion of the contract. .

Item 8.    Financial Statements and Supplementary Data

                See the information appearing under the headings “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                Not applicable.

Item 9A. Controls and Procedures

                Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 25, 2005 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                Disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended) are our internal controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III Item 10. Directors and Executive Officers of the Registrant The following table sets forth certain information, as of May 6, 2005, with respect to our directors and executive officers:

Name	Age	Served as Director or Officer Since (1)	Positions and Offices

William F. Mitchell (2)	63	1969	Chairman of the Board, President and Director

Pete L. Stephens, M.D. (3)	67	1974	Director

Howard W. Kelley (4)	63	2002	Director

George K. Anderson, M.D. (5)	59	2003	Director

H.F. Lenfest (6)	75	2003	Director

Duane D. Deaner (7)	57	1996	Chief Financial Officer

(1)	Directors are elected for one-year terms.

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

(5)
Dr. Anderson is an experienced physician executive and preventive medicine leader. He began his professional career as an Air Force flight surgeon, serving overseas medical duty in Korea and Germany as well as aerospace medicine leadership positions in the United States. Following 30 years of military service, he transitioned to physician executive positions in the private sector. Subsequent to his retirement from the military, he served as Chief Executive Officer of the Koop Foundation from 1997 to 1998 and as President and Chief Executive Officer at Oceania, Inc., a medical software company, from 1999 to 2001. Dr. Anderson’s positions in the Air Force include serving as Deputy Assistant Director of Defense (Health Services Operations and Readiness), Commander of the Human Systems Center, Air Force Material command, which included the Armstrong Laboratory, the School of Aerospace Medicine and the Human Systems Program Office. He retired from active duty in the grade of Major General.

(6)
Mr. Lenfest practiced law with Davis Polk & Wardwell before joining Triangle Publications, Inc., in Philadelphia as Associate Counsel in 1965. In 1970, Mr. Lenfest was placed in charge of Triangle’s Communications Division, serving as Editorial Director and Publisher of Seventeen Magazine and President of the CATV Operations. In 1974, Mr. Lenfest, with the support of two investors, formed Lenfest Communications, Inc., which purchased Suburban Cable TV Company and

Lebanon Valley Cable TV Company from Triangle with a total of 7,600 subscribers. In January 2000, Mr. Lenfest sold his cable television operations, which by then served 1.2 million subscribers, to Comcast Corporation but still retains interests in companies principally involved in national satellite promotion of cable programming and software for marketing cable advertising and marketing promotions. Additionally, Mr. Lenfest is the owner of various other businesses in Pennsylvania and Maryland and is active in many philanthropic activities including as Chairman of the Board of the Philadelphia Museum of Art and the Lenfest Foundation. Mr. Lenfest is a graduate of Washington and Lee University and Columbia Law School.

(7)
Mr. Deaner has served as our Chief Financial Officer since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995. Mr. Deaner received an MBA in Finance from Temple University and a B.A. in Mathematics from Millersville University in Pennsylvania.

Committees of the Board of Directors

During the fiscal year ended February 25, 2005, the Board of Directors held three meetings. All members of the Board of Directors attended all of the meetings of the Board of Directors held while they were members of the Board of Directors except for Mr. Lenfest, who did not attend two meetings.

During the fiscal year ended February 25, 2005, we had an Audit Committee consisting of Messrs. Kelley, Stephens and Anderson. Mr. Kelley serves as the Chairman and the “financial expert” (as defined by the American Stock Exchange) and has been designated as the Audit Committee Financial Expert as defined by the rules of the Securities and Exchange Commission. In addition, all members of the Audit Committee meet the financial literacy requirements of the American Stock Exchange and are independent under the rules of the American Stock Exchange. The Audit Committee held four meetings during the year ended February 25, 2005. Among other responsibilities, the Audit Committee meets (via face-to face or via telephone) with the external auditors to review and make recommendations to management concerning (if appropriate) the quarterly and annual financial results and the reports on Forms 10-Q and 10-K. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent accountants in their preparation or issuance of an audit report or the performance of other audit and review services.

Messrs. Kelley, Stephens and Anderson also served on our Compensation Committee during the year ended February 25, 2005, with Dr. Stephens serving as Chairman. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel. This Committee met for its annual review in March 2005.

Messrs. Kelley, Stephens and Anderson also served on our Nominating and Governance Committee during the year ended February 25, 2005, with Dr. Anderson serving as Chairman. The Nominating and Governance Committee is charged with finding and recommending new Board members and with ensuring our compliance with all regulatory governance requirements. This Committee met for its annual review in March 2005.

Messrs. Kelley, Stephens and Anderson also served on our Committee to Recommend Directors Compensation. During fiscal 2005, our directors who did not serve as officers were paid a fee of $2,000 (either in cash or equivalent value of common stock of the Company) per quarter for attending Board of Directors and committee meetings. At a meeting subsequent to fiscal year end, the Board of Directors approved a compensation plan for both new and existing members which would include options to purchase common stock of the company at yet-to-be determined levels.

Code of Ethics

We have adopted a Code of Ethics, which applies to our chief executive officer, chief financial officer, controller and other senior financial officers. We have also adopted a Company Code of Conduct that applies to our directors, officers and all employees. The Code of Ethics and the Company Code of Conduct were each approved and adopted by our Board of Directors in April 2004. The Code of Ethics and the Company Code of Conduct are posted on our website, which is located at www.etcusa.com. We will also disclose any amendments or waivers to the Code of Ethics or the Company Code of Conduct on our website.

In addition, we have adopted a Whistleblower Policy and an Insider Trading Policy, both of which are posted on our website.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The rules of the SEC regarding the filing of Section 16(a) reports require that “late filings” of Section 16(a) reports be disclosed in our proxy statement

Based solely on our review of the copies of such forms which we received, or written representations from reporting persons that no Section 16(a) reports were required for those persons, we believe that, during the fiscal year ended February 25, 2005, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation we paid to our Chief Executive Officer for services rendered during fiscal years 2005, 2004 and 2003. There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning our compensation and benefit programs.

Annual Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation (2)	All Other Compensation ($)(3)

William F. Mitchell,	2005	225,000	0	—	4,958
President and Chief	2004	225,000	9,172	—	4,707
Executive Officer	2003	225,000	0	—	4,493

(1)
These amounts represent a portion of a deferred bonus from fiscal 1999 due 75% in 1999 and 5% in each of the five following fiscal years. No bonus awards for fiscal 2003, 2004 or 2005 were paid. No deferred bonus amounts from fiscal 1999 were paid in fiscal 2003 or 2005.

(2)	Our executive officers receive certain perquisites. For fiscal years 2003, 2004 and 2005, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(3)	These amounts represent our contribution to ETC’s Retirement Savings Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 6, 2005, the number of shares and percentage of our common stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to our knowledge, more than 5% of our outstanding common stock. The table also sets forth the holdings of all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock

William F. Mitchell (2) c/o Environmental Tectonics Corporation County Line Industrial Park Southampton, PA 18966	1,446,398	16.0%

Pete L. Stephens, M.D. (3) 31 Ribaut Drive Hilton Head Island, SC 29926	693,500(4)	7.7%

Howard W. Kelley (3) c/o Sally Corporation 745 West Forsyth Street Jacksonville, FL 32204	2,701	*

T. Todd Martin, III 50 Midtown Park East Mobile, AL 36606	1,405,420(5)	15.6%
18

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock

H.F. Lenfest (3) c/o The Lenfest Group 1332 Enterprise Drive West Chester, PA 19380	3,195,060(6)	29.5%

Emerald Advisors, Inc. 1703 Oregon Pike Suite 101 Lancaster, PA 17601	1,012,348(7)	11.2%

George K. Anderson, M.D. (3) 8 Little Harbor Way Annapolis, MD 21403	1,000	*

All directors and executive
officers as a group (6 persons)	5,351,540(8)	49.3%

* less than 1%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2)	Chairman of the Board, President and Director of the Corporation. Includes 133,200 shares of common stock held by Mr. Mitchell’s wife.

(3)	Director of the Company.

(4)	Includes 292,330 shares of common stock held by or for the benefit of Dr. Stephens’ wife and two of his children.

(5)
Includes 1,076,720 shares of common stock owned by Advanced Technology Asset Management, LLC (formerly ETC Asset Management, LLC) (“ATAM”), a limited liability company of which T. Todd Martin, III is manager. Also includes 263,500 shares of common stock owned by Mr. Martin, 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 14,300 shares owned by Mr. Martin jointly with his spouse, and 7,000 shares owned by trusts of which Mr. Martin is trustee.

(6)	These shares consist of 1,818,181 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000.

(7)	Emerald Advisors, Inc. has sole voting power with respect to 511,748 shares of common stock and sole dispositive power over 1,012,348 shares of common stock.

(8)
Includes 12,881 shares of common stock which may be acquired by Duane Deaner, our chief financial officer, upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable and 1,818,181 shares of common stock which may be acquired by Mr. Lenfest upon conversion of a promissory note in the principal amount of $10,000,000 that is presently convertible.

For information regarding our equity compensation plans, please see the Equity Compensation Plan Information section of the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

                On February 19, 2003, we completed a refinancing of our indebtedness with the PNC Bank, National Association and H.F. Lenfest in the aggregate amount of $29,800,000. Pursuant to the terms of a Convertible Note and Warrant Purchase Agreement, dated February 18, 2003, between us and Mr. Lenfest, we issued to Mr. Lenfest (i) a 10% senior subordinated convertible promissory note in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of our common stock. As a condition to closing the financing, we appointed Mr. Lenfest to our Board of Directors. On October 25, 2004, Mr. Lenfest executed a limited Guaranty Agreement which guaranteed the Company’s $5 million Letter of Credit facility with PNC, and in connection therewith, we issued a Stock Purchase Warrant to Mr. Lenfest pursuant to which Mr. Lenfest was entitled to purchase up to 200,000 shares of our common stock at an exercise price equal to the lesser of $4.00 per share or 2/3 of the average daily high and low closing price of our common stock during the 25 day trading period immediately preceding the date of exercise. On February 14, 2005 Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of unregistered common stock. Additionally, also on February 14, 2005, Mr. Lenfest purchased 373,831 shares of unregistered common stock for approximately $2 million. Under the American Stock Exchange listing rules, shareholder approval will be required for this transaction and this item will be included as a proxy item at our annual meeting in 2005. However, given the amount and nature of stock holdings by related parties, shareholder approval is expected to be received. For a more detailed description of the financing provided by Mr. Lenfest and PNC, see the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

                Prior to the consummation of the refinancing, ATAM, a shareholder and a holder of warrants to purchase 332,820 shares of our common stock, consented to the financing transactions with PNC and Mr. Lenfest including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM’s consent and waiver, we issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants had substantially the same terms as the warrants issued to Mr. Lenfest. As of the date that these warrants were issued to ATAM, it was the beneficial owner of greater than 5% of our common stock as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In fiscal year 2005 ATAM exercised all its warrants and received a total of 437,820 shares of our common stock. For a more detailed description of the financing provided by Mr. Lenfest and PNC, see the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 14. Information Regarding the Company’s Independent Registered Public Accounting Firm

                Under the Company’s Bylaws and the charter of the Audit Committee of the Board of Directors, authority to select the Company’s auditors rests with the Audit Committee of the Board of Directors. Such selection is made through formal act of the Audit Committee. It has not been and is not the Company’s policy to submit selection of its auditors to the vote of the shareholders because there is no legal requirement to do so. Grant Thornton LLP, an independent registered public accounting firm, was the Company’s auditor for the fiscal year ended February 25, 2005. Auditors have not been selected for the current fiscal year. A representative of Grant Thornton is expected to be present at the Annual Meeting and will be given an opportunity to make a statement to the shareholders, if he or she desires to do so. Grant Thornton’s representative will also be available to answer appropriate questions from shareholders.

                Set forth below is information relating to the aggregate Grant Thornton LLP fees for professional services provided to the Company for the fiscal year ended February 25, 2005:

                Audit Fees

                The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the fiscal years ended February 25, 2005 and February 27, 2004, respectively, and fees billed for other services rendered by Grant Thornton LLP.

	FY 2005	FY 2004

Audit Fees	$96,500	$89,530
Audit related fees (1)	$29,000	$15,143

Audit and audit related fees	$125,500	$104,673
Tax fees (2)	$52,757	$37,646

Total fees	$178,257	$142,319

(1)	Audit related fees consist primarily of interim reviews of the Company’s quarterly financial statements, employee benefit plan audits, and assistance with foreign statutory financial statements.

(2)	Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.
20

PART IV Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (a) Exhibits:

Number	Item

3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s By-Laws, as amended, were filed as Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 25, 1994 and are incorporated herein by reference.

4.1	$10,000,000 Senior Subordinated Convertible Note, dated February 18, 2003, issued by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 4.1 to Form 8-K and is incorporated herein by reference.

4.2	Stock Purchase Warrant, dated February 18, 2003, issued by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 4.2 to Form 8-K and is incorporated herein by reference.

4.3	Stock Purchase Warrant, dated February 18, 2003, issued by the Registrant in favor of ETC Asset Management, LLC was filed on February 25, 2003 as Exhibit 4.3 to Form 8-K and is incorporated herein by reference.

10.1	Registrant’s 1998 Stock Option Plan was filed on October 8, 1998 on Form S-8 and is incorporated herein by reference. *

10.2	Registrant’s Employee Stock Purchase Plan was filed on July 6, 1988 as Exhibit A to the Prospectus included in Registrant’s Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference. *

10.3	Registrant’s Stock Award Plan adopted April 7, 1993, was filed as Exhibit 10(ix) to the Registrant’s Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference. *

10.4	Stock Purchase Warrant dated as of December 26, 2001, issued by the Registrant to the Registrant Asset Management, LLC was filed as Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended February 22, 2002 and is incorporated herein by reference.

10.5	Credit Agreement, dated as of February 18, 2003 between the Registrant and PNC Bank, National Association was filed on February 25, 2003 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.6	Amendment to Credit Agreement, dated as of April 30, 2003, between the Registrant and PNC Bank was filed as Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended February 28, 2003 and is incorporated herein by reference.

10.7	Amended and Restated Revolving Credit Note, dated April 30, 2003, issued by the Registrant in favor of PNC Bank was filed as Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended February 28, 2003 and is incorporated herein by reference.

10.8	Security Agreement, made and entered into as of February 18, 2003, by and between the Registrant, Entertainment Technology Corporation, ETC Delaware, Inc. and PNC Bank was filed on February 25, 2003 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.9	Pledge Agreement, dated as of February 18, 2003, made by the Registrant in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.10	Pledge Agreement (Bank Deposits), dated as of February 18, 2003, made by the Registrant in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.5 to Form 8-K and is incorporated herein by reference.

10.11	Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.6 to Form 8-K and is incorporated herein by reference.

10.12	Open-End Mortgage and Security Agreement, made as of February 18, 2003, by the Registrant in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.7 to Form 8-K and is incorporated herein by reference.

10.13	Convertible Note and Warrant Purchase Agreement, dated February 18, 2003, by and between the Registrant and Lenfest was filed on February 25, 2003 as Exhibit 10.8 to Form 8-K and is incorporated herein by reference.
21

Number	Item

10.14	Registration Rights Agreement, dated as of February 18, 2003, by and between the Registrant and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.9 to Form 8-K and is incorporated herein by reference.

10.15	Security Agreement, made and entered into as of February 18, 2003, by and among the Registrant, Entertainment Technology Corporation, ETC Delaware, Inc. and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.10 to Form 8-K and is incorporated herein by reference.

10.16	Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.11 to Form 8-K and is incorporated herein by reference.

10.17	Open-End Mortgage and Security Agreement, made as of February 18, 2003, by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.12 to Form 8-K and is incorporated herein by reference.

10.18	Subordination and Intercreditor Agreement, dated as of February 18, 2003, among PNC Bank, H.F. Lenfest and the Registrant was filed on February 25, 2003 as Exhibit 10.13 to Form 8-K and is incorporated herein by reference.

10.19	Amendment to Credit Agreement, dated as of August 24, 2004, between the Registrant and PNC Bank, National Association, was filed on September 10, 2004 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.20	Second Amended and Restated Revolving Credit Note, dated as of August 24, 2004, between the Registrant and PNC Bank, National Association, was filed on September 10, 2004 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.21	Limited Guaranty Agreement, dated as of August 24, 2004, of H.F. Lenfest in favor of PNC Bank, National Association, was filed on September 10, 2004 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.22	Stock Purchase Warrant, dated as of September 7, 2004, between the Registrant and H.F. Lenfest, was filed on September 10, 2004 as Exhibit 4.1 to Form 10-K and is incorporated herein by reference.

10.23	Amendment to Credit Agreement, dated as of October 18, 2004, between the Registrant and PNC Bank, National Association, was filed on January 10, 2005 as Exhibit 10.1 to Form 10-Q and is incorporated herein by reference.

10.24	Subscription Agreement, dated as of February 14, 2005, between the Registrant and H.F. Lenfest, was filed on February 16, 2005 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

13	Portions of Registrant’s 2005 Annual Report to Shareholders which are incorporated by reference into this Form 10-K

21	Subsidiaries of the Registrant.

23	Consent of Grant Thornton LLP.

31.1	Certification dated May 26, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated May 26, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated May 26, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.

* Represents a management contract or a compensatory plan or arrangement. (b) Reports on Form 8-K:
22

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

Name	Position	Date

/s/ William F. Mitchell	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	May 26, 2005

William F. Mitchell

/s/ Duane D. Deaner	Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2005

Duane D. Deaner

/s/ Pete L. Stephens	Director	May 26, 2005

Pete L. Stephens

/s/ Howard W. Kelley	Director	May 26, 2005

Howard W. Kelley

/s/ H.F. Lenfest	Director	May 26, 2005

H.F. Lenfest

/s/ George K. Anderson	Director	May 26, 2005

George K. Anderson, M.D.
23

EXHIBIT INDEX

Exhibit No.	Item

13	Portions of Registrant’s 2005 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Grant Thornton LLP.

31.1	Certification dated May 26, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated May 26, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32
Certification dated May 26, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.