Form 10-K/A
period 2005-02-25
ENVIRONMENTAL TECTONICS CORP
filed 2005-05-26
CIK 33113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K/A FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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