Form 10-Q
period 2005-05-27
ENVIRONMENTAL TECTONICS CORP
filed 2005-07-11
CIK 33113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q

              FOR QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 27, 2005


                           COMMISSION FILE NO. 1-10655

                       ENVIRONMENTAL TECTONICS CORPORATION
          ------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  PENNSYLVANIA                            23-1714256
        --------------------------------             -------------------
        (State or other jurisdiction                    (IRS Employer
        of incorporation or organization             Identification No.)

                           COUNTY LINE INDUSTRIAL PARK
                         SOUTHAMPTON, PENNSYLVANIA 18966
                 ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 355-9100
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

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

         The number of shares outstanding of the registrant's common stock as of June 30, 2005 is: 9,019,376.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ENVIRONMENTAL TECTONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                   THIRTEEN WEEKS ENDED
                                                MAY 27, 2005       May 28, 2004
                                                -----------        -----------
Net sales                                       $     5,915        $     6,175
Cost of goods sold                                    4,433              5,181
                                                -----------        -----------
Gross profit                                          1,482                994
                                                -----------        -----------
Operating expenses:
Selling and administrative                            2,627              2,430
Research and development                                  7                209
                                                -----------        -----------
                                                      2,634              2,639
                                                -----------        -----------
Operating loss                                       (1,152)            (1,645)
                                                -----------        -----------
Other expenses:
Interest expense                                        550                344
Other, net                                               24                 85
                                                -----------        -----------
                                                        574                429
                                                -----------        -----------
Loss before income taxes                             (1,726)            (2,074)
Benefit from income taxes                              --                 (614)
                                                -----------        -----------
Loss before minority interest                        (1,726)            (1,460)
Profit/(loss) attributable to
  minority interest                                      (3)                 1
                                                -----------        -----------
Net loss                                        $    (1,723)       $    (1,461)
                                                ===========        ===========


Per share information:

Basic and diluted loss per share                $      (.19)       $      (.19)
Basic and diluted weighted average shares         9,019,000          7,635,000

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       ENVIRONMENTAL TECTONICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               MAY 27,          FEBRUARY 25,
                                                                                 2005               2005
                                                                               --------           --------
                                                                             (UNAUDITED)
                                                                               --------
                                                                                  (AMOUNTS IN THOUSANDS,
                                                                                 EXCEPT SHARE INFORMATION)
                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $  6,816           $ 12,041
    Cash equivalents restricted                                                   4,285              4,680
    Accounts receivable, net                                                      8,943              8,018
    Costs and estimated earnings in excess of billings on uncompleted
      long-term contracts                                                         3,389              3,333
    Inventories                                                                   8,306              7,928
    Deferred tax asset                                                            1,786              1,786
    Prepaid expenses and other current assets                                     1,751              1,668
                                                                               --------           --------
      Total current assets                                                       35,276             39,454
                                                                               --------           --------
Property, plant and equipment, at cost, net of accumulated
    depreciation of $11,668 at May 27, 2005 and $11,491 at
    February 25, 2005                                                             4,253              4,331
Software development costs, net of accumulated amortization of $8,954
    at May 27, 2005 and $8,658 at February 25, 2005                               3,465              3,567
Goodwill and intangibles                                                            477                477
Other assets, net                                                                     1                 80
                                                                               --------           --------
          TOTAL ASSETS                                                         $ 43,472           $ 47,909
                                                                               ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                             LIABILITIES
CURRENT LIABILITIES:
    Current portion of long-term debt                                          $    275           $    275
    Accounts payable - trade                                                      1,570              2,893
    Billings in excess of costs and estimated earnings on uncompleted
      long-term contracts                                                         1,787              1,533
    Customer deposits                                                             1,687              2,247
    Accrued liabilities                                                           1,780              2,688
                                                                               --------           --------
      Total current liabilities                                                   7,099              9,636
                                                                               --------           --------
Long-term debt, less current portion:
    Credit facility payable to banks                                               --                 --
    Long-term bonds, net                                                          3,820              4,095
    Subordinated debt                                                             8,082              7,992
                                                                               --------           --------
                                                                                 11,902             12,087
                                                                               --------           --------
Deferred income taxes                                                             1,786              1,786
                                                                               --------           --------
        TOTAL LIABILITIES                                                        20,787             23,509
                                                                               --------           --------

Minority interest                                                                    42                 45

                         STOCKHOLDERS' EQUITY
Common stock; $.05 par value; 20,000,000 shares authorized; 9,019,376
    issued and outstanding at May 27, 2005 and February 25, 2005                    450                450
Capital contributed in excess of par value of common stock                       16,561             16,561
Accumulated other comprehensive loss                                               (126)              (137)
Retained earnings                                                                 5,758              7,481
                                                                               --------           --------
      Total stockholders' equity                                                 22,643             24,355
                                                                               --------           --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 43,472           $ 47,909
                                                                               ========           ========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       ENVIRONMENTAL TECTONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THIRTEEN WEEKS ENDED
                                                                             --------------------------------------
                                                                             MAY 27, 2005              May 28, 2004
                                                                             ------------              ------------
                                                                                 (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $ (1,723)                $ (1,461)
     Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                                 709                      474
       Non-cash interest expense                                                      90                       77
       Provision for losses on accounts receivable and
         inventories                                                                 144                        1
       Minority interest                                                              (3)                       1
       Changes in operating assets and liabilities:
         Accounts receivable                                                      (1,022)                   8,687
         Costs and estimated earnings in excess of billings on
           uncompleted long-term contracts                                           (56)                     210
           Inventories                                                              (425)                     374
           Prepaid expenses and other current assets                                (240)                    (532)
           Other assets                                                             --                         (1)
           Accounts payable                                                       (1,323)                    (687)
           Billings in excess of costs and estimated earnings on
             uncompleted long-term contracts                                         254                      817
           Customer deposits                                                        (560)                    (577)
           Other accrued liabilities                                                (908)                     (88)
                                                                                --------                 --------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               (5,063)                   7,295
                                                                                --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                                                        (99)                     (58)
     Capitalized software development costs                                         (194)                    (379)
                                                                                --------                 --------
NET CASH USED IN INVESTING ACTIVITIES                                               (293)                    (437)
                                                                                --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under credit facility                                                 --                        (30)
     Repayment of long-term bonds                                                   (275)                    (275)
     Cash equivalents, restricted                                                    395                     (733)
     Proceeds from issuance of common stock / warrants                              --                        724
     Capitalized lease payments                                                     --                        (13)
                                                                                --------                 --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  120                     (327)
                                                                                --------                 --------
Effect of exchange rate changes on cash                                               11                      (47)
Net (decrease) increase in cash and cash equivalents                              (5,225)                   6,484
Cash and cash equivalents at beginning of period                                  12,041                    1,366
                                                                                --------                 --------
Cash and cash equivalents at end of period                                      $  6,816                 $  7,850
                                                                                ========                 ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Interest paid                                                                   457                      220
     Income taxes paid                                                                 4                        1


SUPPLEMENTAL INFORMATION ON NON-CASH OPERATING AND INVESTING ACTIVITIES:

During the thirteen-week period ending May 28, 2004, $593 was reclassified from inventory to fixed assets.

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       ENVIRONMENTAL TECTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation ("ETC" or the "Company"), Entertainment Technology Corporation ("EnTCo"), ETC International Corporation and ETC-Delaware, Inc. ("ETC Delaware"), its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary, and ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"), its 95% owned subsidiary.

         The accompanying consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

         Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year's results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 25, 2005.

2.       EARNINGS PER SHARE

         Our calculation of earnings per share (EPS) in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", is as follows:

                                Thirteen weeks ended May 27, 2005             Thirteen weeks ended May 28, 2004
                                ---------------------------------             ---------------------------------

                               Loss         Shares        Per Share             Loss        Shares        Per Share
                            (Numerator)  (Denominator)      Amount        (Numerator)    (Denominator)     Amount
                            -----------  -------------      ------        -----------    -------------     ------
                                         (amounts in thousands, except share and per share information)
Basic EPS

Net loss applicable to
common stockholders         $1,723       9,019,000        $0.19              $1,461      7,635,000       $0.19

Effect of dilutive
securities
         Options                                 -                                               -
         Warrants                                -                                               -
Diluted EPS

Net loss applicable to
common stockholders
plus assumed conversions    $1,723       9,019,000        $0.19              $1,461      7,635,000       $0.19


                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


       At May 27, 2005 the Company had outstanding employee common stock options totaling 276,162 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, the Company had subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the subordinated note, the holder is entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire amount of subordinated debt were to be converted into common shares, warrants to purchase an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. None of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.

     At May 28, 2004, the Company had outstanding employee common stock options totaling 357,802 shares which were not included in the computation of diluted earnings per share, as the effect of such options would be anti-dilutive. Additionally, the Company had subordinated debt with a face value of $10,000,000, which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the subordinated note, the holder is entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire amount of subordinated debt were to be converted into common shares, warrants to purchase an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. Additionally, there were outstanding warrants to purchase the Company's stock totaling 803,048 shares. None of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.

3.       STOCK OPTIONS

         The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. (See Note 9, Recent Accounting Pronouncements, "Accounting for Share Based Payments", for a discussion of SFAS No. 123.)

         At May 27, 2005, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                                   Thirteen weeks ended
                                                            ------------------------------------
                                                            May 27, 2005            May 28, 2004
                                                            ------------            ------------
Net loss, as reported                                           $1,723                 $ 1,461

Less:  stock-based compensation costs
   determined under fair market value based
   methods for all awards                                            -                      (7)
                                                               -------                 -------
Net loss, pro forma                                            $ 1,723                 $ 1,468

Loss per share of common stock-basic:
         As reported                                            $ 0.19                  $ 0.19
         Pro forma                                              $ 0.19                  $ 0.19

Loss per share of common stock--diluted:
         As reported                                            $ 0.19                  $ 0.19
         Pro forma                                              $ 0.19                  $ 0.19

There were no grants of stock options during the thirteen weeks ended May 27, 2005 or May 28, 2004.

4.       ACCOUNTS RECEIVABLE

         The components of accounts receivable are as follows:

                                                                                  May 27,        February 25,
                                                                                   2005              2005
                                                                                  -------        ------------

                                                                                     (amounts in thousands)

U.S. Government receivables billed and unbilled contract costs subject to
    negotiation                                                                   $ 4,428          $ 3,202

U.S. commercial receivables billed                                                  2,854            2,331
International receivables billed and unbilled contract costs subject to
    negotiation                                                                     2,243            2,971
                                                                                  -------          -------
                                                                                    9,525            8,504
Less allowance for doubtful accounts                                                 (582)            (486)
                                                                                  -------          -------
                                                                                  $ 8,943          $ 8,018
                                                                                  =======          =======



U.S. Government receivables billed and unbilled contract costs subject to negotiation:

         Unbilled contract costs subject to negotiation as of May 27, 2005 and February 25, 2005, respectively, represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $3,004,000 were recorded beginning in fiscal year 2002 and include $105,000 recorded during fiscal year 2005. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government's Technical Report that questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. On July 22, 2004, the U.S. Government's Contracting Officer issued a final decision on the claim, denying the claim in full. The Company has updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint which will be filed in the Court of Federal Claims in July 2005. Additionally, the Company is reviewing the costs on the project for additional claim items which would be filed in a supplemental claim, if required.

                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         This U. S. Government claim has followed the typical process of claim notification, preparation, submittal and government audit and review by the contracting officer. Historically, the Company's experience has indicated that most claims are initially denied in part or in full by the contracting officer (or no decision is forthcoming, which is then taken to be a deemed denial) which then forces the Company to seek relief in a court of law.

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

International receivables billed and unbilled contract costs subject to negotiation:

         International receivables billed include $700,000 at May 27, 2005 and February 25, 2005 related to a contract with the Royal Thai Air Force ("RTAF").

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

         The open balance of $700,000 due on the contract represents the total net exposure to the Company on this contract. On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute (TAI). All arbitrators have been chosen, including a third (umpire) arbitrator. The Company is currently preparing witness statements in anticipation of the arbitration hearings which are expected to begin in the next few months.

                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         Since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company continues to enjoy a favorable relationship with the RTAF. It currently provides maintenance for the RTAF trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began. Thus, we do not feel the initiation of legal action against the RTAF has affected our ability to obtain additional contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

         Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. However, there is no assurance that the Company will always have positive experience with regard to recoveries for its contract claims.

         Net claims receivables were $3,004,000 at May 27, 2005 and February 25, 2005.

5.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $778,000 at May 27, 2005 and $731,000 at February 25, 2005):

                                           May 27,         February 25,
                                            2005              2005
                                           ------            ------
                                            (amounts in thousands)
                          Raw materials     $  288           $  290
                          Work in process    5,703            5,293
                          Finished goods     2,315            2,345
                                            ------           ------
                               Total        $8,306           $7,928
                                            ======           ======



6.       STOCKHOLDERS' EQUITY

         The components of stockholders' equity at February 25, 2005 and for the quarter ended May 27, 2005 were as follows:


                                                           (amounts in thousands, except share information)

                                               Common stock          Additional     Accumulated

                                                                       paid in      other comp.      Retained
                                            shares       amount        capital          loss         earnings        Total
                                            ------       ------        -------          ----         --------        -----
Balance at February 25, 2005              9,019,376         $450        $16,561          $(137)         $7,481      $24,355

Net loss for the thirteen weeks ended
   May 27, 2005                                                                                         (1,723)      (1,723)
Foreign currency translation adjustment                                                     11                           11
                                                                                                                    -------

Total comprehensive loss                                                                                             (1,712)
                                                                                                                    -------
Balance at May 27, 2005                   9,019,376         $450        $16,561          $(126)         $5,758      $22,643



                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7   LONG TERM OBLIGATIONS AND CREDIT ARRANGEMENTS


The following table lists the long-term debt and other long-term obligations of the Company as of May 27, 2005.

                                                              Payments due by Period

Obligation                            Total        Less than 1 year         1-3 years           4-5 years       After 5 years
----------                            -----        ----------------         ---------           ---------       -------------
Current portion of long-term
   debt                             $   275            $   275              $    --              $    --          $    --
Subordinated debt, net of
   unamortized discount of $1,918     8,082                 --                   --                8,082               --
Long term bonds                       3,820                 --                  825                  550            2,445
                                    -------            -------              -------              -------          -------

Total obligations                   $12,177            $   275              $   825              $ 8,632          $ 2,445
                                    =======            =======              =======              =======          =======


       As part of our subordinated debt agreement, the Company must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At May 27, 2005, the Company failed to meet these covenants but has obtained a waiver of such violations from the subordinated lender. This waiver applies to the period through May 27, 2006. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender's rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.


          Refinancing

         The Company has historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, the Company refinanced its operations (the "Refinancing"). The Refinancing was effected through the issuance of subordinated convertible notes to H.F. Lenfest and a credit agreement (the "Agreement") with PNC Bank, National Association ("PNC"). The total proceeds from this refinancing were $29,800,000.

         Bank Credit and Facility

         The PNC Agreement has had numerous amendments the most recent of which is discussed below. Currently, the facility is for $5,000,000 and use of the facility is restricted to the issuance of international letters of credit. The facility is secured by (i) the grant of a first and prior security interest in all of the personal property of EnTCo, and ETC Delaware, each a wholly-owned subsidiary of the Company, in favor of PNC; (ii) the Company's grant of a first and prior security interest in all of the Company's accounts, deposits and all other negotiable and non-negotiable instruments owned by the Company in favor of PNC; (iii) the Company's grant of a first and prior mortgage

                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


on all of the Company's real property in favor of PNC; and (iv) the Company's grant of a first and prior security interest in all of the Company's rights to
(a) all of the shares of capital stock of each of EnTCo and ETC Delaware and (b) 65% of the shares of capital stock owned by the Company of each of its foreign subsidiaries in favor of PNC. In addition, the PNC credit agreement requires that EnTCo and ETC Delaware guarantee the Company's obligations under the PNC facility. The current $5 million letter of credit facility is also personally guaranteed by Mr.Lenfest.

          On February 22, 2005, the Agreement was amended. This amendment required the Company to increase the deposit as security in the restricted cash account to an amount equal to 100% of the sum of the amount available to be drawn on the Bond Letter of Credit ($4,225,000 at May 27, 2005). Additionally the EXIM borrowing facility was cancelled and the Tangible Net Worth covenant was reduced to $12,000,000 for all future reporting periods beginning with February 25, 2005. The rate on the Reimbursement Letter of Credit which backs the Company's long-term bonds was reduced to 0.75% per annum.

         As of May 27, 2005 the Company had used approximately $1,959,000 of the facility for international letters of credit.

         Subordinated Convertible Debt

          In connection with the financing provided by Mr. Lenfest on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest (the "Note"), pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 (the "Note") and (ii) warrants to purchase 803,048 shares of the Company's common stock. Upon the occurrence of certain events, the Company would be obligated to issue additional warrants to Mr. Lenfest. The Note accrues interest at the rate of 10% per annum and matures on February 18, 2009. (For the period from December 1, 2003 through November 30, 2005, the rate has been reduced to 8% per annum.) At the Company's option, the quarterly interest payments may be deferred and added to the outstanding principal. The Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

         The obligations of the Company to Mr. Lenfest under the Note are secured by a second lien on all of the assets of the Company, junior in rights to the lien in favor of PNC Bank, including all real property owned by the Company.

                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         Prior to the consummation of the refinancing, Advanced Technology Asset Management, LLC ("ATAM") (formerly ETC Asset Management, LLC), a shareholder of the Company and a holder of warrants to purchase 332,820 shares of the Company's common stock, consented to the transactions contemplated under the PNC Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM's consent, the Company issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants have substantially the same terms as the warrants issued to Mr. Lenfest. In March 2004, ATAM exercised all its warrants and received a total of 437,820 shares of common stock of the Company. The Company received proceeds of $586,410 from the exercise of these warrants.

               As a condition of amending the Agreement on August 24, 2004, Mr. Lenfest, holder of the Company's subordinated debt, agreed to issue to PNC on the Company's behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr. Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and was issued a warrant to purchase 200,000 shares of stock under the same terms and conditions as his existing warrant for 803,048 shares.

              On February 14, 2005, Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of common stock for approximately $3.9 million. Additionally, on February 14, 2005, Mr. Lenfest purchased 373,831 shares of the Company's common stock for approximately $2.0 million.

               Under the Note the Company must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At May 27, 2005 the Company failed to meet each of these financial covenants but has obtained a waiver from the subordinated lender. This waiver applies to the period through May 27, 2006. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the Note, or a release of any of the lender's rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

         Long-Term Bonds

         On March 15, 2000, the Company issued approximately $5,500,000 of unregistered Taxable Variable Rate Demand/Fixed Rate Revenue Bonds (Series of
2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on the Company's revolving credit facility and to finance construction of an addition to the Company's main plant in Southampton, Pennsylvania. The bonds are secured by an irrevocable direct pay Letter of Credit issued by PNC which expires on February 17, 2006 and which is secured by all assets of the Company. At February 25, 2005 they were also fully cash collateralized. The bonds carry a maturity date of April 1, 2020, bear a variable interest rate which adjusts each week to a rate required to remarket the bonds at full principal value (currently at 3.19% on May 6, 2005) with a cap of 17%, and are subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         On June 30, 2005 the Company directed the trustee for the bonds to issue a redemption notice for all of the Company's outstanding bonds. The Company intends on August 1, 2005 to utilize the restricted cash now being held by PNC to redeem all outstanding bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to the statement of operations.

         Although it is expected that the bonds will be redeemed on August 1, 2005, they are classified as long-term on the balance sheet. This is due to the fact that the decision to redeem the bonds and mailing of the notification of redemption to the bondholders both occurred after the end of the fiscal quarter, namely May 27, 2005. Additionally, the notice to redeem is revocable up to the point that the trust account is funded to effect the redemption, which will not occur until the day of actual redemption.

         Operating Capital

               Given the Company's inability to borrow cash under the amended Agreement, the Company may need to obtain additional sources of capital in order to continue growing and operating its business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to locate such additional capital and that the actions by PNC will not have a long-term material adverse effect on our business.

         The Company believes that existing cash balances at May 27, 2005 and cash expected to be generated from operating activities will be sufficient to meet its future obligations through at least May 27, 2006.

         In reference to the Company's outstanding claims with the U.S. Navy, to the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company's liquidity and results of operations. Historically, the Company has had a favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 4 to the Consolidated Financial Statements, Accounts Receivable).

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

                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




         (amounts in thousands)                 ATS        Industrial Group       Total
Thirteen weeks ended May 27, 2005
Net sales                                     $  3,475         $  2,440         $  5,915
Interest expense                                   375              175              550
Depreciation and amortization                      294              179              473
Operating loss                                     (92)            (851)            (943)
Income tax                                        --               --               --
Goodwill and intangibles                           477             --                477
Identifiable assets                             16,426            7,677           24,103
Expenditures for segment assets                     67               32               99

Thirteen weeks ended May 28, 2004
Net sales                                     $  4,401         $  1,774         $  6,175
Interest expense                                   237              107              344
Depreciation and amortization                      327              147              474
Operating loss                                    (744)            (632)          (1,376)
Income tax benefit                                 320              224              544
Goodwill and intangibles                           477             --                477
Identifiable assets                             19,541            8,251           27,792
Expenditures for segment assets                     41               17               58



Reconciliation to consolidated amounts            2006            2005
                                                  ----           -----
   Corporate assets                             19,369           19,345
                                                ------          -------

   Total assets                                $43,472          $47,137
                                               =======          =======

   Segment operating loss                      $  (943)         $(1,376)
   Interest expense                               (550)            (344)
   Income tax benefit                               --              544
                                                ------          -------

Total loss for segments                         (1,493)          (1,176)

Corporate home office expenses                    (209)            (269)
Interest and other expenses                        (24)             (85)
Income tax benefit                                  --               70
Minority interest                                    3               (1)
                                                ------          -------

Net loss                                        (1,723)         $(1,461)
                                                ======          =======



         Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Unallocated general corporate expenses and other expenses such as letter of credit fees have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Interest and other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.

         Approximately 22% of sales totaling $1,318,000 in the thirteen weeks ended May 27, 2005 were made to one domestic customer in the ATS segment. Approximately 44% of sales totaling $2,688,000 in the thirteen weeks ended May 28, 2004 were made to three international customers in the ATS segment.

         Included in the segment information for the thirteen weeks ended May 27, 2005 are export sales of $2,378,000. Of this amount, there are sales to or relating to governments or commercial accounts in China of $546,000. Sales to the U.S. Government and its agencies aggregated $1,492,000 for the period. Included in the segment information for the thirteen weeks

                       ENVIRONMENTAL TECTONICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


ended May 28, 2004 are export sales of $3,678,000. Of this amount, there are sales to or relating to governments or commercial accounts in Malaysia ($1,225,000), Australia ($745,000), and Egypt ($718,000). Sales to the U.S.
Government and its agencies aggregated $447,000 for the period.


9.   RECENT ACCOUNTING PRONOUNCEMENTS

 Accounting for Share-Based Payments

         In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments. This statement replaces FASB Statement No. 123, Accounting for Stock-Based compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize in financial statements the compensation cost relating to share-based transactions including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The cost of these arrangements will be measured based on the fair value of the equity or liability instruments issued. Public companies will be required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company is not able at this time to determine what impact, if any, adoption of Statement 123(R) will have on the results of operations.

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

                           FORWARD-LOOKING STATEMENTS

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

         These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company; and (vi) statements preceded by, followed by or that include the words, "may," "could," "should," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company's control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2005, in the section entitled "Risks Particular to Our Business." Shareholders are urged to review these risks carefully prior to making an investment in the Company's common stock.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.


OVERVIEW
         We are principally engaged in the design, manufacture and sale of software driven products used to create and monitor the physiological effects of motion on humans, real time interactive training programs, and equipment and to control, modify, simulate and measure environmental conditions. These products include pilot training systems ("PTS"), disaster management software and products, entertainment products, sterilizers, environmental and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies.

         The following factors had an adverse impact on our performance for the fiscal quarter ended May 27, 2005:

         o        unfavorable global economic and political conditions;

         o continued product development and marketing costs associated with our ATFS technology;

         o        continuing product enhancement costs in our simulation line;

         o higher costs of capital and amortization of deferred finance charges; and

         o        litigation and claims costs.

          Our sales efforts continued to be hampered by unfavorable global economic and political conditions. We saw many of our potential new contracts delayed by budget constraints and delays of our customers located throughout the world. This was especially true in our ATS business, where most of the sales are to international customers.

         In the first quarter of fiscal 2006 we continued our education and marketing efforts to introduce our Authentic Tactical Flight Simulator ("ATFS") to the U.S. military. The evolution of these exciting and state-of-the-art technologies is an important step in our goal of integrating flight and aeromedical training in a simulator device. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high-G Force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We believe that armed forces agencies of various governments will appreciate the efficiency of these technologies, especially in this time of fiscal conservatism and budgetary constraints throughout the world. Given the continuing budget cutbacks in the U.S. military, this product offers a low cost and safe alternative to the current approach to training.

         Given the highly advanced nature of our disaster management line of simulation products, additional funds were required to enhance applications and functionality of our proprietary software. We expect this effort to continue in fiscal 2006.

         One of the greatest challenges we face is adequately funding the cash requirements of large, long-term multi-year projects. Although these contracts normally incorporate milestone payments, the cash flows associated with production and material requirements tend to vary significantly over time. These projects are usually cash positive in the early stages and cash negative during the production phase. Funding these contracts requires a significant amount of operating funds and may hamper other types of business. In fiscal 2005, our bank took certain actions which effectively eliminated our ability to borrow cash under our existing agreement to support operations. These actions also resulted in us being required to issue additional common stock warrants in consideration for a limited guarantee to secure the Company's letter of credit bank facility which increased amortization expense associated with the deferred finance charges on these warrants. Although we had a strong cash balance at fiscal 2005 year end, during the first quarter of fiscal 2006 cash flow from operations was negative as we paid legal bills, primarily related to litigation, and value added taxes in England resulting from a settlement agreement. We may need to obtain additional sources of capital in order to continue growing and operating our business. Because we have established businesses in many markets, significant fixed assets including a building, and other business assets which can be used for security, we believe that we will be able to locate such additional sources of capital and that the bank actions will not have a long-term material adverse effect on our business.

         In addition, we face the following challenges and business goals in order to make fiscal 2006 a successful year:

o        Aircrew Training Systems

         o Market all the aeromedical products we technologically enhanced in fiscal 2004 and 2005.

                  We have heavily invested in enhancing functionality and product capability of three ATS products: our centrifuge-based flight simulator, our General Aviation Trainer (GAT), and our Gyro-IPT. Repeat sales of these state-of-the-art simulators will allow us to recoup the costs of our non-recurring engineering and design effort.

         o        Continue to evolve ATFS.

                  Our challenge will be to find funding to continue this critical development objective, either through U.S. government grants or a customer order.

Entertainment
         o Develop a business model for the entertainment line which addresses the three types of contractual arrangements which are common in the amusement and educational venues: outright purchases, leasing and revenue sharing. Additionally, we will need to locate the capital required to support this type of business structure.

         o Expand the entertainment line by repeat sales and the introduction of story line enhancements.

         o Continue our rebuilding efforts for "big-ticket" amusement products which have been severely hampered by the amusement market's negative perception of our capabilities in the entertainment industry due to actions by a former customer with whom we are currently in litigation.

Environmental
         o Bring the environmental line back to profitability by refocusing the selling effort towards domestic contracts for standardized products.

ADMS
         o Develop a service business to supplant the sale of our Advanced Disaster Management Systems (ADMS). During fiscal 2005, we received a contract to perform airport certification and emergency drill training using software and technology developed for the ADMS line at the Baltimore-Washington International Airport. We believe this is a new and undeveloped market with good potential.

Claims and Litigation

         o Continue to pursue outstanding commercial litigation and the Company's claim against the U.S. government.

                  At May 27, 2005, we were involved in major commercial and government litigation which will require a significant amount of our time and effort. These activities will potentially detract from other business issues and require significant funding.

Liquidity

         o We do not currently have a bank facility which can be used to borrow funds for operations.

                  During fiscal 2005, our bank took certain actions which effectively eliminated our ability to borrow cash under our existing agreement to support operations. Thus, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high.

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

         Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2005, which was filed with the Securities and Exchange Commission on May 26, 2005.

         There have been no changes to our critical accounting policies since fiscal 2005 year- end. The reader is referred to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2005 in the section entitled "Critical Accounting Policies" under the Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED MAY 27, 2005 COMPARED TO THIRTEEN WEEKS ENDED MAY 28, 2004

 ($000)                   Summary Table of Results

                  FY 06        FY 05       $ variance  % variance

                                            (  )=unfavorable

SALES

   DOMESTIC          $ 2,045    $ 2,050    $    (5)       -- %

   US GOV'T            1,492        447      1,045      233.8

   INT'L               2,378      3,678     (1,300)     (35.4)
                     -------    -------    -------    -------

TOTAL SALES            5,915      6,175       (260)      (4.2)

GROSS PROFIT           1,482        994        488       49.1

SG&A EXPENSES          2,627      2,430       (197)      (8.1)

R&D EXPENSES               7        209        202       96.7

INTEREST EXP             550        344       (206)     (59.9)

OTHER EXP.,NET            24         85         61       71.8

INCOME TAXES            --         (614)      (614)    (100.0)

MINORITY INTEREST         (3)         1          4      400.0
                     -------    -------    -------

NET LOSS             $(1,723)   $(1,461)   $  (262)     (17.9%)
                     =======    =======    =======    ========

NET LOSS PER SHARE

(DILUTED)            $  (.19)   $  (.19)    $  --     $   --
                     =======    =======    =======    =======

NET LOSS

         The Company had a net loss of $1,723,000, or $0.19 per share (diluted), during the first quarter of fiscal 2006 compared to a net loss of $1,461,000, or $.19 per share (diluted), for the first quarter of fiscal 2005, representing a variance of $262,000. This decrease was due primarily to a decrease in sales, an increase in selling, general and administrative expenses and interest expense and a reduced income tax benefit partially offset by an increased gross margin and reduced R&D expenses.

SALES

         Sales for the first quarter of fiscal 2006 were $5,915,000 as compared to $6,175,000 for the first quarter of fiscal 2005, a decrease of $260,000 or 4.2%. The sales decrease primarily reflected a significant decrease in both domestic and international PTS (down $893,000, 98.8% and $1,389,000, 44.7%, respectively) and U.S. Government hyperbaric sales (down $252,000, 99.3%) partially offset by increases across the board in the other business units, most notably domestic and international environmental sales (up $350,000, 36.3% in total) and domestic sterilizer sales, up $116,000, 87.1%. The decrease domestically in PTS sales reflected the sale in the prior period of a GAT for use by the U.S. Air Force and reduced activity internationally for a centrifuge project in Malaysia. The reduction in Hyperbaric sales reflected less POC revenue for the U.S. Navy decompression chamber project, which is the subject of an outstanding claim. Higher environmental and sterilizer sales reflected generally increased activity.

DOMESTIC SALES

         Overall, domestic sales in the first quarter of fiscal 2006 were $2,045,000 as compared to $2,050,000 in the first quarter of fiscal 2005, a decrease of $5,000, as the aforementioned significant reduction in PTS sales coupled with reduced simulation sales was almost completely offset by increases in the other product areas. Domestic sales represented 34.6% of the Company's total sales in the first quarter of fiscal 2006, up from 33.2% for the first quarter of fiscal 2005. U.S. Government sales in the first quarter of fiscal 2006 were $1,492,000 as compared to $447,000 in the first quarter of fiscal 2005 and represented 25.2% of total sales in the first quarter of fiscal 2006 versus 7.2% for the first quarter of fiscal 2005.

INTERNATIONAL SALES

         International sales for the first quarter of fiscal 2006 were $2,378,000 as compared to $3,678,000 in the first quarter of fiscal 2005, a decrease of $1,300,000 or 35.4%, and represented 40.2% of total sales, as compared to 59.6% in the first quarter of fiscal 2005. Throughout the Company's history, most of the sales for PTS have been made to international customers. In the first quarter of fiscal 2006, international sales totaling at least ten percent of total international sales were made to China ($546,000). In the first quarter of fiscal 2005, international sales totaling at least ten percent of total international sales were made to Malaysia ($1,225,000), Australia ($745,000) and Egypt ($718,000). Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.

GROSS PROFIT

         Gross profit for the first quarter of fiscal 2006 was $1,482,000 as compared to $994,000 in the first quarter of fiscal 2005, an increase of $488,000 or 49.1%. This increase reflected a 9.0 percentage point increase in the gross profit rate as a percent of sales which completely offset the aforementioned sales decrease. The increased gross profit rate as a percent of sales reflected improvements in the environmental, PTS and simulation product area rates, which were partially offset by reduced rates in the other product areas. The primary impact on gross profit resulted from higher U.S. Government PTS sales at a higher gross profit rate.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses for the first quarter of fiscal 2006 were $2,627,000 as compared to $2,430,000 in the first quarter of fiscal 2005, an increase of $197,000 or 8.1%. Most of the variance resulted from higher legal costs associated with the Company's ongoing litigation with Disney.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses, which are charged to operations as incurred, were $7,000 for the first quarter of fiscal 2006 as compared to $209,000 for the first quarter of fiscal 2005, reflecting a decrease of $202,000 or 96.7%. The decrease primarily reflected the receipt in our Turkish subsidiary of grant funds from the Turkish Government for qualified technical research. Our Turkish subsidiary currently has three reimbursement programs. Most of the Company's research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

INTEREST EXPENSE

         Interest expense for the first quarter of fiscal 2006 was $550,000 as compared to $344,000 for the first quarter of fiscal 2005, representing an increase of $206,000 or 59.9%. This increase primarily reflected increased amortization of deferred finance expenses from the Company's February 2003 refinancing and additional amortization of deferred financing charges associated with the issuance in fiscal 2005 of common stock warrants in connection with a limited guarantee issued in the Company's favor by Mr. Lenfest to PNC to secure international letters of credit. As of May 27, 2005 all deferred financing charges associated with the Company's issuance of long-term bonds in February 2003 had been fully amortized to the statement of operations.

OTHER INCOME/EXPENSE, NET

     Other income/expense, net, was a net expense of $24,000 for the first quarter of fiscal 2006 versus a net expense of $85,000 for the first quarter of fiscal 2005, a decrease of $61,000 or 71.8%. This decrease primarily reflected reduced bank charges.

INCOME TAXES

         Although the company reported a pre-tax operating loss during the current fiscal quarter, no offsetting income tax benefit and corresponding deferred tax asset was recorded, due to the uncertain nature of their ultimate realization based on past performance and the potential that sufficient taxable income may not be generated in the near future. The Company will recognize these benefits only as reassessment demonstrates that they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions.

         As of February 25, 2005 the Company had approximately $7.2 million of federal and $12.5 million of state net loss carry forwards available to offset future income taxes, expiring in 2025. The Company has established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company's income tax expense.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the thirteen weeks ended May 27, 2005, operating activities required $5,063,000 of the Company's cash. This reflected the net operating loss, an increase in accounts receivable and inventories, and a decrease in accounts payable, customer deposits and other accrued liabilities. Cash requirements to support operations included the payment of significant legal bills and value added taxes in the Company's European subsidiary, both associated with the international claim settlement in February, 2005, and an increase in trade receivables due to the nature and timing of milestone billings on various contracts. Acting as partial offsets were add-backs for non-cash expenses such as depreciation, software amortization and amortization of deferred finance charges.

         The Company's investing activities required $293,000 during the thirteen weeks ended May 27, 2005 which consisted of purchases of capital equipment and capitalized software.

         The Company's financing activities generated $120,000 during the thirteen weeks ended May 27, 2005, as a scheduled annual repayment on the Company's long-term bonds was completely offset by a reduction in the Company's cash collateral restricted cash account. The cash collateral account serves as security for the Company's long-term bonds. On June 30, 2005 the Company directed the trustee for the bonds to issue a redemption notice for all of the Company's outstanding bonds. The Company intends on August 1, 2005 to utilize the restricted cash now being held by PNC to redeem all outstanding bonds. As of May 27, 2005, all the deferred financing charges associated with this bond issue had been fully amortized to the statement of operations.

         Refinancing

         The Company has historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, the Company refinanced its operations (the "Refinancing"). The Refinancing was effected through the issuance of subordinated, convertible notes to H.F. Lenfest, an individual, and a credit agreement (the "Agreement") with PNC Bank, National Association ("PNC"). The total proceeds from this refinancing were $29,800,000.

         Bank Credit and Facility

         The PNC Agreement has had numerous amendments the most recent of which is discussed below. Currently, the facility is for $5,000,000 and use of the facility is restricted to the issuance of international letters of credit. The facility is secured by (i) the grant of a first and prior security interest in all of the personal property of the Company, EnTCo, and ETC Delaware, each a wholly-owned subsidiary of the Company, in favor of PNC; (ii) the Company's grant of a first and prior security interest in all of the Company's accounts, deposits and all other negotiable and non-negotiable instruments owned by the Company in favor of PNC; (iii) the Company's grant of a first and prior mortgage on all of the Company's real property in favor of PNC; and (iv) the Company's grant of a first and prior security interest in all of the Company's rights to
(a) all of the shares of capital stock of each of EnTCo and ETC Delaware and (b) 65% of the shares of capital stock owned by the Company of each of its foreign subsidiaries in favor of PNC. In addition, the PNC credit agreement requires that EnTCo and ETC Delaware guarantee the Company's obligations under the PNC facility. The current $5 million letter of credit facility is also personally guaranteed by Mr. Lenfest.

              On February 22, 2005, the Agreement was amended. This amendment required the Company to increase the deposit as security in the restricted cash account to an amount equal to 100% of the sum of the amount available to be drawn on the Bond Letter of Credit ($4,225,000 at May 27, 2005). Additionally the EXIM borrowing facility was cancelled and the Tangible Net Worth covenant was reduced to $12,000,000 for all future reporting periods beginning with February 25, 2005. The rate on the Reimbursement Letter of Credit which backs the Company's long-term bonds was reduced to 0.75% per annum.

         As of May 27, 2005 the Company had used approximately $1,959,000 of the facility for international letters of credit.

         Subordinated Convertible Debt

          In connection with the financing provided by Mr. Lenfest on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest (the "Note"), pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 (the "Note") and (ii) warrants to purchase 803,048 shares of the Company's common stock. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Mr. Lenfest. The note accrues interest at the rate of 10% per annum and matures on February 18, 2009. (For the period from December 1, 2003 through November 30, 2005, the rate has been reduced to 8% per annum.) At the Company's option, the quarterly interest payments may be deferred and added to the outstanding principal. The note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

         The obligations of the Company to Mr. Lenfest under the Convertible Note and Warrant Purchase Agreement are secured by a second lien on all of the assets of the Company, junior in rights to the lien in favor of PNC Bank, including all real property owned by the Company.

         Prior to the consummation of the refinancing, Advanced Technology Asset Management, LLC ("ATAM") (formerly ETC Asset Management, LLC), a shareholder of the Company and a holder of warrants to purchase 332,820 shares of the Company's common stock, consented to the transactions contemplated under the PNC Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM's consent, the Company issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants have substantially the same terms as the warrants issued to Mr. Lenfest. In March 2004, ATAM exercised all its warrants and received a total of 437,820 shares of common stock of the Company. The Company received proceeds of $586,410 from the exercise of these warrants.

               As a condition of amending the Agreement on August 24, 2004, Mr. Lenfest, holder of the Company's subordinated debt, agreed to issue to PNC on the Company's behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr. Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and was issued a warrant to purchase 200,000 shares of stock under the same terms and conditions as his original warrant for 803,048 shares.

              On February 14, 2005, Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of common stock for approximately $3.9 million. Additionally, on February 14, 2005, Mr. Lenfest purchased 373,831 shares of the Company's common stock for approximately $2.0 million.

               Under the Note the Company must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At May 27, 2005 the Company failed to meet each of these financial covenants but has obtained a waiver from Mr. Lenfest. This waiver applies to the period through May 27, 2006. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the Note, or a release of any of the lender's rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

         Long-Term Bonds

         On March 15, 2000, the Company issued approximately $5,500,000 of unregistered Taxable Variable Rate Demand/Fixed Rate Revenue Bonds (Series of
2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on the Company's revolving credit facility and to finance construction of an addition to the Company's main plant in Southampton, Pennsylvania. The bonds are secured by an irrevocable direct pay Letter of Credit issued by PNC which expires on February 17, 2006 and which is secured by all assets of the Company. At February 25, 2005 they were also fully cash collateralized. The bonds carry a maturity date of April 1, 2020, bear a variable interest rate which adjusts each week to a rate required to remarket the bonds at full principal value (currently at 3.19% on May 6, 2005) with a cap of 17%, and are subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

         On June 30, 2005 the Company directed the trustee for the bonds to issue a redemption notice for all of the Company's outstanding bonds. The Company intends on August 1, 2005 to utilize the restricted cash now being held by PNC to redeem all outstanding bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to the statement of operations.

         Although it is expected that the bonds will be redeemed on August 1, 2005, they are classified as long-term on the balance sheet. This is due to the fact that the decision to redeem the bonds and mailing of the notification of redemption to the bondholders both occurred after the end of the fiscal quarter, namely May 27, 2005. Additionally, the notice to redeem is revocable up to the point that the trust account is funded to effect the redemption, which will not occur until the day of actual redemption.

         Operating Capital

               Given the Company's inability to borrow cash under the amended Agreement, the Company may need to obtain additional sources of capital in order to continue growing and operating its business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to locate such additional capital and that the actions by PNC will not have a long-term material adverse effect on our business.

         The Company believes that existing cash balances at May 27, 2005 and cash expected to be generated from operating activities will be sufficient to meet its future obligations through at least May 27, 2006.

         In reference to the Company's outstanding claims with the U.S. Navy, to the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company's liquidity and results of operations. Historically, the Company has had a favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 4 to the Consolidated Financial Statements, Accounts Receivable).

         The following table presents our contractual cash flow commitments on long-term debt and operating leases. See Note 7 to the Consolidated Financial Statements for additional information on our long-term debt and operating leases.

                                                      PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                  ---------------------------------------------------------------------------------
                                  TOTAL        LESS THAN 1 YEAR     1-3 YEARS         4-5 YEARS       AFTER 5 YEARS
                                  -----        ----------------     ---------         ---------       -------------
Long-term debt, including
   current maturities            $12,177              $275            $  825            $8,632            $2,445
Operating leases                     740               156               318               188                78
                                 -------              ----            ------            ------            ------
Total                            $12,917              $431            $1,143            $8,820            $2,523

         o Long-term debt is reported net of unamortized discount of $1,918,000 on the Company's subordinated debt. See "Note 7. Long-Term Obligations and Credit Arrangements" to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

         There were no off-balance sheet arrangements during the fiscal quarter ended May 27, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company's investors.

Contract Claims (See Note 4 to the Consolidated Financial Statements, Accounts Receivable)

         Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. As of May 27, 2005, claims recorded against the U.S. Government totaled $3,004,000.

         Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2006. In conformity with accounting principles generally accepted in the United States of America, revenue recorded for a claim may not exceed the incurred contract costs related to the claim.

         In November 2003, the U.S. Government completed an audit of the submarine rescue decompression chamber project claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government's Technical Report which questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. On July 22, 2004 the U.S. Government's Contracting Officer issued a final decision on the claim, basically denying the claim in full. The Company has updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint which was filed in the court of Federal Claims in July 2005. Additionally, the Company is reviewing the costs on the project for additional claim items which would be filed in a supplemental claim, if required.

         This U. S. Government claim has followed the typical process of claim notification, preparation, submittal and government audit and review by the contracting officer. Historically, the Company's experience has indicated that most claims are initially denied in part or in full by the contracting officer (or no decision is forthcoming, which is then taken to be a deemed denial) which then forces the Company to seek relief in a court of law.

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

          The open balance of $700,000 due on the contract represents the total net exposure on this contract. On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of this open balance. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute (TAI). All arbitrators have been chosen, including a third (umpire) arbitrator. The Company is currently preparing witness statements in anticipation of the arbitration hearings which are expected to begin in the next few months. Since the circumstances that caused a delay are commonly considered "force majeure" events, and since the contract under question allows for consideration of "force majeure" events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company continues to enjoy a favorable relationship with the RTAF. It currently provides maintenance for the RTAF trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began. Thus, we do not feel the initiation of legal action against the RTAF has affected our ability to obtain additional contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

Backlog

         Our sales backlog at May 27, 2005 and February 25, 2005, for work to be performed and revenue to be recognized under written agreements after such dates, was $17,039,000 and $19,084,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at May 27, 2005 and February 25, 2005, for work to be performed and revenue to be recognized after such dates under written agreements, was $1,756,000 and $2,232,000, respectively. Of the May 27, 2005 backlog, we have contracts for approximately $13,320,000 for aircrew training systems and maintenance support, including $3,218,000 for the Japanese Defense Agency.

         The Company's order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates although we may enter into such transactions in the future. A portion of the Company's indebtedness bears interest at rates that vary with the prime rate of interest. Accordingly, any increases in the applicable prime rate of interest will reduce the Company's earnings. With respect to currency risk, where the Company has a contract which is denominated in a foreign currency, it often establishes local in-country bank accounts and funds in-country expenses in the local currency, thus creating a "natural" currency hedge for a portion of the contract.

ITEM 4. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of May 27, 2005 (the "Evaluation Date"), and, based on this evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In April 2003, Boenning & Scattergood, Inc. ("B&S") filed suit against us in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $902,000 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services which was entered into with a predecessor of B&S (the "B&S Agreement"). B&S alleged that it contacted the investors in our February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. We have responded to the complaint and have also filed a counterclaim for breach of contract and professional malpractice. We believe that we have valid defenses to each of the claims of B&S and intend to vigorously defend ourselves against these claims. We have had some settlement discussions with B&S but, as of the date of the filing of this Report on Form 10-Q, no agreement had been reached. At this time, we are unable to predict the outcome of this matter.

         In June 2003, Entertainment Technology Corporation ("EnTCo"), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities ("Disney") in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride "Mission: Space" located in Disney's Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $65 million plus punitive damages. Both EnTCo and we believe that we have valid defenses to each of Disney's counterclaims and intend to vigorously defend ourselves against these counterclaims. At this time, discovery is completed and the case is scheduled to be placed in the trial pool on September 19, 2005. Neither EnTCo nor we are able to predict the outcome of this matter.

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

3.2 Registrant's amended and restated Bylaws were filed as Exhibit 3.2 to Registrant's Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1 Certification dated July 11, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2 Certification dated July 11, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32 Certification dated July 11, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

         (b) Reports on Form 8-K

         On May 27, 2005, the Company filed a Current Report on Form 8-K reporting its financial results for the fourth quarter of fiscal 2005 as well as its financial results for fiscal 2005 and disclosing the adoption of amended and restated Bylaws of the Company, effective as of May 25, 2005.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ENVIRONMENTAL TECTONICS CORPORATION
                            (Registrant)

Date:   July 11, 2005     By:/s/ William F. Mitchell
                             ---------------------------------
                                 William F. Mitchell
                                 President and Chief
                                 Executive Officer
                                 (Principal Executive Officer)


Date:   July 11, 2005     By:/s/ Duane Deaner
                             ---------------------------------

                                 Duane Deaner,
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)