Form 10-Q
period 2005-08-26
ENVIRONMENTAL TECTONICS CORP
filed 2005-10-11
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2005

Commission File No. 1-10655

ENVIRONMENTAL TECTONICS CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1714256

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes                             No     x

The number of shares outstanding of the registrant's common stock as of September 30, 2005 is: 9,020,976.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Tectonics Corporation
Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share information)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 26, 2005	August 27, 2004	August 26, 2005	August 27, 2004

Net sales	$6,255	$6,523	$12,170	$12,698
Cost of goods sold	5,002	5,502	9,435	10,683

Gross profit	1,253	1,021	2,735	2,015

Operating expenses:
Selling and administrative	2,248	3,121	4,875	5,551
Research and development	154	292	161	501

	2,402	3,413	5,036	6,052

Operating loss	(1,149)	(2,392)	(2,301)	(4,037)

Other expenses:
Interest expense, net	394	387	944	731
Other, net	76	40	100	125

	470	427	1,044	856

Loss before income taxes	(1,619)	(2,819)	(3,345)	(4,893)
Benefit from income taxes	—	(835)	—	(1,450)

Loss before minority interest	(1,619)	(1,984)	(3,345)	(3,443)
Loss (income) attributable to minority interest	(1)	—	2	(2)

Net loss	$(1,620)	$(1,984)	$(3,343)	$(3,445)

Per share information:
Loss applicable to common shareholders	$(1,620)	$(1,984)	$(3,343)	$(3,445)
Basic and diluted loss per share	$(0.18)	$(0.26)	$(0.37)	$(0.45)
Number of shares: basic and diluted	9,020,000	7,641,000	9,020,000	7,590,000

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Environmental Tectonics Corporation
Consolidated Balance Sheets

	August 26, 2005	February 25, 2005
	(unaudited)
	(amounts in thousands, except share information)
Assets
Current assets:
Cash and cash equivalents	$5,529	$12,041
Restricted cash	61	4,680
Accounts receivable, net	7,732	8,018
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	5,389	3,333
Inventories	8,462	7,928
Deferred tax asset	1,786	1,786
Prepaid expenses and other current assets	1,978	1,668

Total current assets	30,937	39,454

Property, plant and equipment, at cost, net of accumulated depreciation of $11,859 at August 26, 2005 and $11,491 at February 25, 2005	4,572	4,331
Software development costs, net of accumulated amortization of $9,260 at August 26, 2005 and $8,658 at February 25, 2005	3,311	3,567
Goodwill and intangibles	477	477
Other assets, net	—	80

Total assets	$39,297	$47,909

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Current portion of long-term debt	$-	$275
Accounts payable – trade	1,660	2,893
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	4,248	1,533
Customer deposits	975	2,247
Accrued liabilities	1,396	2,688

Total current liabilities	8,279	9,636

Long-term debt, less current portion:
Long-term bonds, net	—	4,095
Subordinated debt	8,176	7,992

	8,176	12,087

Deferred income taxes	1,786	1,786

Total liabilities	18,241	23,509

Minority interest	43	45
Stockholders' Equity
Common stock: $.05 par value; 20,000,000 shares authorized; 9,020,976 and 9,019,376 issued and outstanding at August 26, 2005 and February 25, 2005, respectively	451	450
Capital contributed in excess of par value of common stock	16,564	16,561
Accumulated other comprehensive loss	(140)	(137)
Retained earnings	4,138	7,481

Total stockholders' equity	21,013	24,355

Total liabilities and stockholders' equity	$39,297	$47,909

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Environmental Tectonics Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Twenty-six Weeks Ended

	August 26, 2005	August 27, 2004
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(3,343)	$(3,445)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,364	925
Non-cash interest expense	184	156
Provision for losses on accounts receivable and inventories	90	76
Minority interest	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	139	10,152
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(2,056)	(788)
Inventories	(838)	1,129
Prepaid expenses and other assets	(624)	(1,392)
Accounts payable	(1,233)	445
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	2,715	1,180
Customer deposits	(1,272)	(1,837)
Other accrued liabilities	(1,292)	(604)

Net cash (used in)/provided by operating activities	(6,168)	5,999

Cash flows from investing activities:
Acquisition of equipment	(248)	(92)
Capitalized software development costs	(346)	(842)

Net cash used in investing activities	(594)	(934)

Cash flows from financing activities:
Payments under credit facility	—	(30)
Repayment of long-term bonds	(4,370)	(275)
Decrease/(increase) in restricted cash	4,619	(5,399)
Proceeds from issuance of common stock / warrants	4	749

Net cash provided by/(used in) financing activities	253	(4,955)

Effect of exchange rate changes on cash	(3)	96

Net (decrease)/increase in cash and cash equivalents	(6,512)	206
Cash and cash equivalents at beginning of period	12,041	1,366

Cash and cash equivalents at end of period	$5,529	$1,572

Supplemental schedule of cash flow information:
Interest paid	$460	$444
Income taxes paid	$4	$4

During the twenty-six week periods ending August 26, 2005 and August 27, 2004, $361 and $593, respectively, was reclassified from inventory to fixed assets.

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements

1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation ("ETC" or the "Company"), Entertainment Technology Corporation (“EnTCo”), ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary and ETC-PZL Aerospace Industries, Ltd. ("ETC-PZL"), its 95% owned subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation. The company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in February.

     The accompanying consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

     Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended February 25, 2005.

2. Loss Per Share

     Our calculation of loss per share in accordance with SFAS No. 128, “Earnings Per Share”, is as follows:

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

	Thirteen Weeks Ended August 26, 2005			Thirteen Weeks Ended August 27, 2004

	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share information)
Basic EPS

Net loss applicable to common stockholders	$(1,620)	9,020,000	$(0.18)	$(1,984)	7,641,000	$(0.26)

Effect of dilutive securities
Options		—			—
Warrants		—			—

Diluted EPS

Net loss applicable to common stockholders plus assumed conversions	$(1,620)	9,020,000	$(0.18)	$(1,984)	7,641,000	$(0.26)

	Twenty-six Weeks Ended August 26, 2005			Twenty-six Weeks Ended August 27, 2004

	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share information)
Basic EPS

Net loss applicable to common stockholders	$(3,343)	9,020,000	$(0.37)	$(3,445)	7,590,000	$(0.45)

Effect of dilutive securities
Options		—			—
Warrants		—			—

Diluted EPS

Net loss applicable to common stockholders plus assumed conversions	$(3,343)	9,020,000	$(0.37)	$(3,445)	7,590,000	$(0.45)

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

     At August 26, 2005 there were stock options to purchase the Company’s common stock totaling 274,562 shares, which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000, which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the subordinated debt, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note representing the subordinated debt were to be converted into common shares, warrants for an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. None of these shares have been included in the computation of diluted earnings per share for this reporting period as the effect would be anti-dilutive.

     At August 27, 2004 there were stock options to purchase the Company’s common stock totaling 323,752 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the subordinated debt, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note representing the subordinated debt were to be converted into common shares, warrants for an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. Additionally, at August 27, 2004, there were outstanding warrants to purchase the Company’s stock totaling 803,048 shares. None of these shares have been included in the computation of diluted earnings per share for this reporting period as the effect would be anti-dilutive.

3. Stock Options

     The Company accounts for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees.” Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. (See Note 9, Recent Accounting Pronouncements, “Accounting for Share Based Payments”, for a discussion of SFAS No. 123R.)

     At August 26, 2005, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in results of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro-forma effect of stock-based compensation as calculated under the fair value-based method is immaterial for all periods presented.

There were no grants of stock options during the twenty-six weeks ended August 26, 2005 or August 27, 2004.

Back to Contents

.

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

4. Accounts Receivable

     The components of accounts receivable are as follows:

	August 26, 2005	February 25, 2005
	(amounts in thousands)

U.S. Government receivables billed and unbilled contract costs subject to negotiation	$3,805	$3,202

U.S. commercial receivables billed	2,610	2,331
International receivables, including receivables of consolidated foreign subsidiaries and billed and unbilled contract costs subject to negotiation	1,950	2,971

	8,365	8,504
Less allowance for doubtful accounts	(633)	(486)

	$7,732	$8,018

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation as of August 26, 2005 and February 25, 2005 respectively, represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $3,004,000 were recorded beginning in fiscal year 2002 and include $105,000 recorded during fiscal year 2005. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government’s Technical Report that questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. On July 22, 2004, the U.S. Government’s contracting officer issued a final decision on the claim, denying the claim in full. The Company has updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint, which was filed in the Court of Federal Claims in July 2005. Additionally, the Company is reviewing the costs on the project for additional claim items, which would be filed in a supplemental claim, if required.

     This U. S. Government claim has followed the typical process of claim notification, preparation, submittal, government audit and review by the contracting officer. Historically, the Company’s experience has indicated that most claims are initially denied in part or in full by the contracting officer (or no decision is forthcoming, which is then taken to be a deemed denial) which then forces the Company to seek relief in a court of law.

     The Company considers the recorded costs to be realizable due to the fact that the costs relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. The U.S. Navy has until November 2005 to respond to this claim. The U.S. Government, citing failure to deliver the product within contract terms, has assessed liquidated damages but has not offset or withheld any progress payments due to the Company under the contract. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition for an estimated amount of $330,000 to cover a delay through the extended delivery period.

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

International receivables billed and unbilled contract costs subject to negotiation:

     International receivables billed include $700,000 at August 26, 2005 and February 25, 2005, respectively, related to a contract with the Royal Thai Air Force (“RTAF”).

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

     The open balance of $700,000 due on the contract represents the total gross exposure to the Company on this contract. On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute (TAI). Arbitration was conducted before a panel of three arbitrators in Bangkok, Thailand in August 2005. A decision on the dispute may be issued as early as November 2005.

     Since the circumstances that caused a delay are commonly considered “force majeure” events, and since the contract under question allows for consideration of “force majeure” events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company continues to enjoy a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began. Thus, we do not feel the initiation of legal action against the RTAF has affected our ability to obtain additional contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

     Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. However, there is no assurance that the Company will continue to have positive experience with regard to recoveries for its contract claims.

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

     Net claims receivables were $3,004,000 at August 26, 2005 and February 25, 2005.

5. Inventories

     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $674,000 at August 26, 2005 and $731,000 at February 25, 2005):

	August 26, 2005	February 25, 2005

	(amounts in thousands)
Raw materials	$299	$290
Work in Process	5,971	5,293
Finished Goods	2,192	2,345

Total	$8,462	$7,928

6. Stockholders' Equity

     The components of stockholders' equity at August 26, 2005 and February 25, 2005 were as follows:

	(amounts in thousands, except share information)
	Common Stock		Additional	Accumulated	Retained
	Shares	Amount	Paid in Capital	Other Comp. Loss	Earnings	Total

Balance at February 25, 2005	9,019,376	$450	$16,561	$(137)	$7,481	$24,355

Net loss for the twenty-six weeks ended August 26, 2005		—	—	—	(3,343)	(3,343)
Foreign currency translation adjustment		—	—	(3)	—	(3)

Total comprehensive loss						(3,346)

Shares issued upon exercise of employee stock options	1,600	1	3	—	—	4

Balance at August 26, 2005	9,020,976	$451	$16,564	$(140)	$4,138	$21,013

7. Long Term Debt

The following table lists the long-term debt and other long-term obligations of the Company as of August 26, 2005.

amounts in thousands                                                                 Payments due by Period

Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Subordinated debt, net of unamortized discount of $1,824	8,176	—	—	8,176	—

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

     As part of our subordinated debt agreement, the Company must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At August 26, 2005, the Company failed to meet these covenants but has obtained a waiver of such violations from the subordinated lender. This waiver applies to the period through August 27, 2006. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

Refinancing

     The Company has historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, the Company refinanced its operations (the “Refinancing”). The Refinancing was effected through the issuance of subordinated convertible notes to H.F. Lenfest and a credit agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”). The total proceeds from the Refinancing were $29,800,000.

Bank Credit and Facility

     The PNC Agreement has had numerous amendments, the most recent of which is discussed below. Currently, the facility is for $5,000,000 and use of the facility is restricted to the issuance of international letters of credit. The facility is secured by (i) the grant of a first and prior security interest in all of the personal property of EnTCo, and ETC Delaware, each a wholly-owned subsidiary of the Company, in favor of PNC; (ii) the Company’s grant of a first and prior security interest in all of the Company’s accounts, deposits and all other negotiable and non-negotiable instruments owned by the Company in favor of PNC; (iii) the Company’s grant of a first and prior mortgage on all of the Company’s real property in favor of PNC; and (iv) the Company’s grant of a first and prior security interest in all of the Company’s rights to (a) all of the shares of capital stock of each of EnTCo and ETC Delaware and (b) 65% of the shares of capital stock owned by the Company of each of its foreign subsidiaries in favor of PNC. In addition, the PNC Agreement requires that EnTCo and ETC Delaware guarantee the Company’s obligations under the PNC facility. The current $5 million letter of credit facility is also personally guaranteed by Mr. Lenfest.

      On February 22, 2005, the PNC Agreement was amended. This amendment required the Company to increase the deposit as security in the restricted cash account to an amount equal to 100% of the sum of the amount available to be drawn on the Bond Letter of Credit. Additionally the EXIM borrowing facility was cancelled and the Tangible Net Worth covenant was reduced to $12,000,000 for all future reporting periods beginning with February 25, 2005. The rate on the Reimbursement Letter of Credit, which backs the Company’s long–term bonds, was reduced to 0.75% per annum.

     The PNC Agreement is scheduled to terminate in February 2006. The Company is currently in discussions with PNC to establish a limited borrowing facility, which would be secured by specific projects and possibly certain assets of the Company.

     As of August 26, 2005, the Company had used approximately $2,702,000 of the facility for international letters of credit.

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

Subordinated Convertible Debt

      In connection with the financing provided by Mr. Lenfest on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest (the “Note”), pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 (the “Note”) and (ii) warrants to purchase 803,048 shares of the Company's common stock. (These warrants were exercised in full in February 2005.) Upon the occurrence of certain events, the Company would be obligated to issue additional warrants to Mr. Lenfest. The Note representing the subordinated debt accrues interest at the rate of 10% per annum and matures on February 18, 2009. (For the period from December 1, 2003 through November 30, 2005, the rate has been reduced to 8% per annum.) At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

     The obligations of the Company to Mr. Lenfest under the Note are secured by a second lien on all of the assets of the Company, junior in rights to the lien in favor of PNC Bank, including all real property owned by the Company.

     Prior to the consummation of the Refinancing, Advanced Technology Asset Management, LLC (“ATAM”) (formerly ETC Asset Management, LLC), a shareholder of the Company and a holder of warrants to purchase 332,820 shares of the Company's common stock, consented to the transactions contemplated under the PNC Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM’s consent, the Company issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants have substantially the same terms as the warrants issued to Mr. Lenfest. In March 2004, ATAM exercised all its warrants and received a total of 437,820 shares of common stock of the Company. The Company received proceeds of $586,410 from the exercise of these warrants.

     As a condition of amending the PNC Agreement on August 24, 2004, Mr. Lenfest, holder of the Company’s subordinated debt, agreed to issue to PNC on the Company’s behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr. Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and was issued a warrant to purchase 200,000 shares of stock under the same terms and conditions as his existing warrant for 803,048 shares. This additional warrant for 200,000 shares was exercised in full in February 2005.

      On February 14, 2005, Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of common stock for approximately $3.9 million. Additionally, on February 14, 2005, Mr. Lenfest purchased 373,831 shares of the Company’s common stock for approximately $2.0 million. The purchased shares were sold to Mr. Lenfest at the prevailing market price for the Company’s common stock.

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

      Under the Note the Company must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At August 26, 2005, the Company failed to meet each of these financial covenants but has obtained a waiver from the subordinated lender. This waiver applies to the period through August 27, 2006. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the Note, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

Long-Term Bonds

     On March 15, 2000, the Company issued approximately $5,500,000 of unregistered Taxable Variable Rate Demand/Fixed Rate Revenue Bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on the Company's revolving credit facility and to finance construction of an addition to the Company's main plant in Southampton, Pennsylvania. The bonds were secured by an irrevocable direct pay Letter of Credit issued by PNC which was to expire on February 17, 2006 and which was secured by all assets of the Company. At February 25, 2005 they were also fully cash collateralized. The bonds carried a maturity date of April 1, 2020, bore a variable interest rate which adjusted each week to a rate required to remarket the bonds at full principal value with a cap of 17%, and were subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

     On June 30, 2005 the Company directed the trustee for the bonds to issue a redemption notice for all of the Company’s outstanding bonds. On August 1, 2005, the Company utilized the restricted cash held by PNC to redeem all outstanding bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to the statement of operations.

Operating Capital

      Given the Company’s inability to borrow cash under the amended PNC Agreement, the Company may need to obtain additional sources of capital in order to continue growing and operating its business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to obtain such additional capital and that the actions by PNC will not have a long-term material adverse effect on our business.

     The Company believes that existing cash balances at August 26, 2005 and cash expected to be generated from operating activities will be sufficient to meet its future obligations through at least August 27, 2006.

     In reference to the Company's outstanding claims with the U.S. Navy, to the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company's liquidity and resultshad of operations. Historically, the Company has generally had a favorable experience in that recoveries have generally exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 4 to the Consolidated Financial Statements, Accounts Receivable). However, there is no assurance that the Company will continue to have positive experience with regard to recoveries for its contract claims.

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

8. Business Segment Presentation:

     The Company primarily manufactures under contract various types of high-technology equipment that it has designed and developed. The Company considers its business activities to be divided into two segments: Aircrew Training Systems (ATS) and the Industrial Group. The ATS business segment produces devices, which create and monitor the physiological effects of motion, including spatial disorientation and centrifugal forces for the medical, training, research and entertainment markets. The Industrial Group produces chambers that create environments that are used for sterilization, research, and medical applications. The following segment information reflects the accrual basis of accounting:

	ATS	Industrial Group	Total

	(amounts in thousands)
Thirteen weeks ended August 26, 2005
Net Sales	$3,138	$3,117	$6,255
Interest Expense	267	127	394
Depreciation and Amortization	257	240	497
Operating Loss	(635)	(291)	(926)
Income Tax Benefit	—	—	—
Goodwill and Intangibles	477	—	477
Identifiable Assets	16,882	8,012	24,894
Expenditures For Segment Assets	395	187	582

Thirteen weeks ended August 27, 2004
Net Sales	$4,013	$2,510	$6,523
Interest Expense	288	113	401
Depreciation and Amortization	291	165	456
Operating Loss	(2,014)	(164)	(2,178)
Income Tax Benefit	698	83	781
Goodwill and Intangibles	477	—	477
Identifiable Assets	18,882	7,869	26,751
Expenditures For Segment Assets	548	6	554
Reconciliation to consolidated amounts	Thirteen weeks ended August 26, 2005	Thirteen weeks ended August 27, 2004

Segment Assets	$24,894	$26,751
Corporate Assets	14,403	18,837

Total Assets	$39,297	$45,588

Segment operating loss	$(926)	$(2,178)
Less interest expense	(394)	(401)
Less income taxes benefit	—	781

Total loss for segments	(1,320)	(1,798)

Corporate home office expenses	(223)	(214)
Interest and other expenses	(76)	(26)
Income tax benefit	—	54
Minority interest	(1)	—

Net loss	$(1,620)	$(1,984)

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

	ATS	Industrial Group (amounts in thousands)	Total

Twenty-six weeks ended August 26, 2005
Net Sales	$6,613	$5,557	$12,170
Interest Expense	642	302	944
Depreciation and Amortization	552	418	970
Operating Loss	(727)	(1,142)	(1,869)
Income Tax Benefit	—	—	—
Goodwill and Intangibles	477	—	477
Identifiable Assets	16,882	8,012	24,894
Expenditures For Segment Assets	462	219	681

Twenty-six weeks ended August 27, 2004
Net Sales	$8,414	$4,284	$12,698
Interest Expense	525	220	745
Depreciation and Amortization	618	312	930
Operating Loss	(2,758)	(796)	(3,554)
Income Tax benefit	1,018	307	1,325
Goodwill and Intangibles	477	—	477
Identifiable Assets	18,882	7,869	26,751
Expenditures For Segment Assets	589	23	612

Reconciliation to consolidated amounts	Twenty-six weeks ended August 26, 2005	Twenty-six weeks ended August 27, 2004

Segment Assets	$24,894	$26,751
Corporate Assets	14,403	18,837

Total Assets	$39,297	$45,588

Segment operating loss	$(1,869)	$(3,554)
Less interest expense	(944)	(745)
Less income taxes benefit	—	1,325

Total loss for segments	(2,813)	(2,974)

Corporate home office expenses	(432)	(483)
Interest and other expenses	(100)	(111)
Income tax benefit	—	125
Minority interest	2	(2)

Net loss	$(3,343)	$(3,445)

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

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

     Approximately 25% of sales totaling $1,581,000 in the thirteen weeks ended August 26, 2005 were made to one domestic customer in the ATS segment. Approximately 28% of sales totaling $1,827,000 in the thirteen weeks ended August 27, 2004 were made to two international customers in the ATS segment.

     Approximately 32% of sales totaling $3,909,000 in the twenty-six weeks ended August 26, 2005 were made to two domestic customers in the ATS segment. Approximately 17% of sales totaling $2,140,000 in the twenty-six weeks ended August 27, 2004 were made to one international customer in the ATS segment.

     Included in the segment information for the thirteen weeks ended August 26, 2005 are export sales (which includes sales of the Company’s foreign subsidiaries) of $2,794,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Pakistan. Sales to the U.S. Government and its agencies aggregated $630,000 for the period.

     Included in the segment information for the thirteen weeks ended August 27, 2004 are export sales (which includes sales of the Company’s foreign subsidiaries) of $2,599,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Malaysia ($915,000) and the Czech Republic ($912,000). Sales to the U.S. Government and its agencies were $619,000 for the period.

     Included in the segment information for the twenty-six weeks ended August 26, 2005 are export sales (which includes sales of the Company’s foreign subsidiaries) of $5,173,000. Of this amount, there are sales of 10% or more to or relating to commercial or government accounts in China. Sales to the U.S. Government and its agencies aggregated $2,122,000 for the period.

     Included in the segment information for the twenty-six weeks ended August 27, 2004 are export sales (which includes sales of the Company’s foreign subsidiaries) of $6,277,000. Of this amount, there are sales to or relating to commercial accounts in Malaysia ($2,140,000), the Czech Republic ($912,000), Australia ($752,000) and Egypt ($752,000). Sales to the U.S. Government and its agencies aggregated $1,067,000 for the period.

9. Recent Accounting Pronouncements

Accounting for Share-Based Payments

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payments. Statement 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. Statement No. 123(R) does not change the accounting for stock ownership plans, which is subject to American Institute of Certified Public accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement No. 123(R) supercedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which we currently use.

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

     Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of Statement No. 123(R). Public companies will be required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005. We are currently determining which transition method we will adopt and are evaluating the impact Statement No. 123(R) will have on our financial position, results of operations, EPS and cash flows when Statement No. 123(R) is adopted.

Accounting for Inventory Costs

     In November 2004, the FASB issued FASB Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. While retaining the general principle that inventories are presumed to be stated at cost, Statement 151 amends ARB No. 43 to clarify that:

•	abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period.

•	allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

     Statement 151 defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.

     Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. Early application is permitted. The Company is not able at this time to determine what impact, if any, adoption of Statement 151 will have on the results of operations.

Back to Contents

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

     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenue, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words “may”, “could”, “should”, “looking forward”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company's control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 25, 2005, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company's common stock.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

     We are principally engaged in the design, manufacture and sale of software driven products used to create and monitor the physiological effects of motion on humans, real time interactive training programs, and equipment and to control, modify, simulate and measure environmental conditions. These products include pilot training systems (“PTS”), disaster management software and products, entertainment products, sterilizers, environmental and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

     The following factors had an adverse impact on our performance for the fiscal six-month period ended August 26, 2005:

•	unfavorable global economic and political conditions;

•	continued product development and marketing costs associated with our ATFS technology;

•	continuing product enhancement costs in our simulation line;

•	higher costs of capital and amortization of deferred finance charges; and

•	litigation and claims costs.

      Our sales efforts continued to be hampered by unfavorable global economic and political conditions. We saw many of our potential new contracts delayed by budget constraints and delays of our customers located throughout the world. This was especially true in our ATS business, where most of the sales are to international customers.

     In the first six months of fiscal 2006 we continued our education and marketing efforts to introduce our Authentic Tactical Flight Simulator (“ATFS”) to the U.S. military. The evolution of these exciting and state-of-the-art technologies is an important step in our goal of integrating flight and aeromedical training in a simulator device.This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high-G Force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We believe that armed forces agencies of various governments will appreciate the efficiency of these technologies, especially in this time of fiscal conservatism and budgetary constraints throughout the world. Given the continuing budget cutbacks in the U.S. military, this product offers a low cost and safe alternative to the current approach to training.

     Given the highly advanced nature of our disaster management line of simulation products, additional funds were required to enhance applications and functionality of our proprietary software. We expect this effort to continue during the remainder of fiscal 2006.

     One of the greatest challenges we face is adequately funding the cash requirements of large, long-term multi-year projects. Although these contracts normally incorporate milestone payments, the cash flows associated with production and material requirements tend to vary significantly over time. These projects are usually cash positive in the early stages and cash negative during the production phase. Funding these contracts requires a significant amount of operating funds and may hamper other types of business. In fiscal 2005, our bank took certain actions that effectively eliminated our ability to borrow cash under our existing agreement to support operations. These actions also resulted in us being required to issue additional common stock warrants in consideration for a limited guarantee provided by one of our directors to secure the Company’s letter of credit bank facility which increased amortization expense associated with the deferred finance charges on these warrants. Although we had a strong cash balance at fiscal 2005 year end, during the first half of fiscal 2006 cash flow from operations was negative as we paid legal bills, primarily related to litigation, and value added taxes in England resulting from a settlement agreement. We may need to obtain additional sources of capital in order to continue growing and operating our business. Because we have established businesses in many markets, significant fixed assets including a building, and other business assets which can be used for security, we believe that we will be able to locate such additional sources of capital and that the bank actions will not have a long-term material adverse effect on our business.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

     The PNC Agreement is scheduled to terminate in February 2006. The Company is currently in discussions with PNC to establish a limited borrowing facility which would be secured by specific projects and possibly certain assets of the Company.

     In addition, we face the following challenges and business goals in order to make fiscal 2006 a successful year:

Aircrew Training Systems

•	Market all of the aeromedical products we technologically enhanced in fiscal 2004 and 2005.

We have heavily invested in enhancing the functionality and product capability of three ATS products: our centrifuge-based flight simulator, our General Aviation Trainer (GAT), and our Gyro-IPT. Repeat sales of these state-of-the-art simulators will allow us to recoup the costs of our non-recurring engineering and design effort.

•	Continue to evolve ATFS.

Our challenge will be to find funding to continue this critical development objective, either through U.S. government grants or a customer order.

Entertainment

•	Develop a business model for the entertainment line, which addresses the three types of contractual arrangements that are common in the amusement and educational venues: outright purchases, leasing and revenue sharing. Additionally, we will need to locate the capital required to support this type of business structure.

•	Expand the entertainment line by repeat sales and the introduction of story line enhancements.

•	Continue our rebuilding efforts for “big-ticket” amusement products which have been severely hampered by the amusement market’s negative perception of our capabilities in the entertainment industry due to actions by a former customer with whom we are currently in litigation.

Environmental

•	Bring the environmental line back to profitability by refocusing the selling effort towards domestic contracts for standardized products.

ADMS

•	Develop a service business to supplant the sale of our Advanced Disaster Management Systems (ADMS). During fiscal 2005, we received a contract to perform airport certification and emergency drill training using software and technology developed for the ADMS line at the Baltimore-Washington International Airport. We believe this is a new and undeveloped market with good potential.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Claims and Litigation

•	Continue to pursue outstanding commercial litigation and the Company’s claim against the U.S. government.

At August 26, 2005, we were involved in major commercial and government litigation, which will require a significant amount of our time and effort. These activities will potentially detract from other business issues and require significant funding.

Liquidity

•	We do not currently have a bank facility that can be used to borrow funds for operations.

     During fiscal 2005, our bank took certain actions that effectively eliminated our ability to borrow cash under our existing agreement to support operations. Thus, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high.

     The PNC Agreement is scheduled to terminate in February 2006. The Company is currently in discussions with PNC to establish a limited borrowing facility which would be secured by specific projects and possibly certain assets of the Company.

Critical Accounting Policies

     The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 25, 2005, which was filed with the Securities and Exchange Commission on May 26, 2005.

     There have been no changes to our critical accounting policies since fiscal 2005 year- end. The reader is referred to the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 25, 2005 in the section entitled “Critical Accounting Policies” under the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Results of Operations
Thirteen weeks ended August 26, 2005 compared to thirteen weeks ended August 27, 2004.

     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

		Summary Table of Results
	13 weeks ended	13 weeks ended	Variance	Variance
	26-Aug-05	27-Aug-04	$	%
	(amounts in thousands)		( ) =Unfavorable
Sales:
Domestic	$2,831	$3,304	$(473)	(14.3%)
US Government	630	619	11	1.8%
International	2,794	2,600	194	7.5%

Total Sales	6,255	6,523	(268)	(4.1%)

Gross Profit	1,253	1,021	232	22.7%
Selling, general & administrative	2,248	3,121	873	28.0%
Research & development	154	292	138	47.3%
Operating loss	(1,149)	(2,392)	1,243	52.0%
Interest expense, net	394	387	(7)	(1.8%)
Other expense, net	76	40	(36)	(90.0%)
Income taxes	—	(835)	(835)	(100.0%)
Minority Interest	(1)	—	(1)	(100.0%)

Net loss	$(1,620)	$(1,984)	$364	18.3%
Net loss per common share	$(0.18)	$(0.26)	$0.08	30.8%

Net Loss.

     The Company had a net loss of $1,620,000, or $.18 per share (diluted), during the second quarter of fiscal 2006 versus a net loss of $1,984,000, or $.26 per share (diluted), for the second quarter of fiscal 2005, representing a decrease in net loss of $364,000 or 18.3%. This decrease in net loss reflected a favorable gross profit (up $232,000, 22.7%) coupled with significant decreases in selling and administrative ($873,000 or 28%) and research and development expenses ($138,000 or 47.3%). As a result of this, operating loss decreased by $1,243,000 or 52.0%. Additionally, last year, the Company recognized income tax benefits of $835,000 attributable to the operating losses while this year the Company has not recognized any income tax benefits.

Sales.

     Sales for the second quarter of fiscal 2006 were $6,255,000 as compared to $6,523,000 for the second quarter of fiscal 2005, a decrease of $268,000 or 4.1%. Sales decreases were evidenced in most product areas, most notably entertainment (down $831,000, 97.1%), hyperbaric (down $516,000, 57.5%) and simulation (down $390,000, 107.4%). Partial offsets were increases in sterilizers (up $1,026,000, 340.9%) and ATS (up $345,000, 12.3%). Entertainment in the prior period benefited from initial sales of our Wild Earth and Monster Truck rides, hyperbaric in the current period suffered from reduced domestic sales of monoplace chambers, and simulation in the prior period benefited from a sale of a simulator to Nashville Airport. Sterilizer sales in the current period were favorably impacted by multiple domestic sales of small and mid-size chambers while ATS sales benefited from a contract for a flight simulator, which is being produced by our ETC-PZL subsidiary located in Poland. We have historically experienced significant variability in our sales performance. This reflects the existing sales backlog, product and the nature of contract (size and performance time) mix, the manufacturing cycle and amount of time to effect installation and customer acceptance, and certain factors not in our control such as customer delays and the time required to obtain U.S. Government export licenses. One or a few contract sales may account for a substantial percentage of our quarterly revenue.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Domestic Sales.

     Overall, domestic sales in the second quarter of fiscal 2006 were $2,831,000 as compared to $3,304,000 in the second quarter of fiscal 2005, a decrease of $473,000 or 14.3%. This decrease primarily resulted from the aforementioned decreases in entertainment, hyperbaric and simulation sales with domestic sterilizer sales acting as a partial offset. Domestic sales represented 45.3% of the Company's total sales in the second quarter of fiscal 2006, down from 50.7% for the second quarter of fiscal 2005. Sales to the U.S. Government in the second quarter of fiscal 2006 were $630,000 as compared to $619,000 in the second quarter of fiscal 2005, and represented 10.1%of total sales in the second quarter of fiscal 2006 versus 9.5% for the second quarter of fiscal 2005.

International Sales.

     International sales for the second quarter of fiscal 2006, including sales of the Company’s foreign subsidiaries, were $2,794,000 as compared to $2,600,000 in the second quarter of fiscal 2005, an increase of $194,000 or 7.5%, and represented 44.6% of total sales as compared to 39.8% in the second quarter of fiscal 2005. This increase resulted from the aforementioned increase in sales in the Company’s Polish subsidiary. Throughout our history, most of the sales for Aircrew Training Systems have been made to international customers. In the second quarter of fiscal 2006, there are sales of 10% or more to or relating to governments or commercial accounts in Pakistan. In the second quarter of fiscal 2005, international sales totaling at least ten percent of total international sales were made to Malaysia ($915,000) and the Czech Republic ($912,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

     Gross profit for the second quarter of fiscal 2006 was $1,253,000 as compared to $1,021,000 in the second quarter of fiscal 2005, an increase of $232,000 or 22.7%, despite the decrease in sales between the two periods. This increase was the result of an improvement in the gross profit rate as a percent of sales, which rose to 20.0% compared to 15.7% for the prior year. The quarter-to-quarter improvement resulted primarily from higher gross margin dollars domestically for sterilizers on the aforementioned sales increase, slightly higher sales at a better rate for environmental and a better rate internationally for simulation projects. We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by selling prices, the engineering cost of product enhancements, the amount of new product development required to meet contract specifications, the mix of materials, labor content and engineering effort in manufacturing costs, labor difficulties in field work including installation and customer acceptance, and the impact of claims settlements. We face a challenge to reduce costs and improve gross margins while implementing innovative new technologies.

Back to Contents

      Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Selling and Administrative Expenses.

     Selling and administrative expenses for the second quarter of fiscal 2006 were $2,248,000 as compared to $3,121,000 in the second quarter of fiscal 2005, a decrease of $873,000 or 28.0%, primarily reflecting a significant reduction in legal costs associated with the Company’s ongoing litigation and contract claims activities. Although reduced from the prior period, spending on legal matters is expected to continue to be significant for the foreseeable future.

     A significant portion of our selling and administrative spending is related to three activities: 1. legal and contract claims costs, 2. outside agent and sales personnel commissions on booked contracts and 3. additional accounting, legal and stockholder’s costs required to comply with applicable statutes, rules and regulations as a public company. We have recently instituted a series of cost cutting measures and plan to continue to review all spending categories.

Research and Development Expenses.

     Research and development expenses, which are charged to operations as incurred, were $154,000 for the second quarter of fiscal 2006 as compared to $292,000 for the second quarter of fiscal 2005, reflecting a decrease of $138,000 or 47.3%. The reduction primarily reflected reduced activity in the Company’s Turkish subsidiary.

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

     Where appropriate, the Company capitalizes the qualifying costs of developing software contained in certain products.

Interest Expense.

     Interest expense for the second quarter of fiscal 2006 was $394,000, an increase of $7,000 or 1.8%. The increase primarily reflected additional deferred finance costs resulting from a settlement of a lawsuit (See Item 1 Legal Proceedings under Part 2 of this report) which was mostly offset by additional interest income in the Company’s Polish subsidiary. Interest expense includes interest on our debt, amortization of debt discount resulting from the beneficial conversion option of our subordinated debt and associated warrants issued with the debt, and amortization of deferred financing costs from our February 2003 Refinancing.

Back to Contents

Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Other Income/Expense, Net

     Other income/expense, net, was an expense of $76,000 for the second quarter of fiscal 2006 versus a net expense of $40,000 for the second quarter of fiscal 2005, an increase of $36,000. The current quarter included higher foreign exchange loss and lower miscellaneous income partially offset by lower bank charges.

Provision for Income Taxes.

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

     As of February 25, 2005 the Company had approximately $7.2 million of federal and $12.5 million of state net loss carry forwards available to offset future income taxes, expiring in 2025. The Company has established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company’s income tax expense.

     Given our pre-tax loss for the same fiscal period in 2005, we recognized a tax benefit for the second quarter of fiscal 2005 estimated at a 30% rate domestically and a consolidated estimated rate of 29.6%.

Results of Operations
Twenty-six weeks ended August 26, 2005 compared to twenty-six weeks ended August 27, 2004.

We have historically experienced significant variability in our revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

		Summary Table of Results
	26 weeks ended 26-Aug-05	26 weeks ended 27-Aug-04	Variance $	Variance %

	(amounts in thousands)		( ) =unfavorable
Sales:
Domestic	$4,875	$5,354	$(479)	(8.9%)
US Government	2,122	1,067	1,055	98.9%
International	5,173	6,277	(1,104)	(17.6%)

Total Sales	12,170	12,698	(528)	(4.2%)

Gross Profit	2,735	2,015	720	35.7%
Selling, general & administrative	4,875	5,551	676	12.2%
Research & development	161	501	340	67.9%
Operating loss	(2,301)	(4,037)	1,736	43.0%
Interest expense, net	944	731	(213)	(29.1%)
Other expense, net	100	125	25	20.0%
Income taxes	—	(1,450)	(1,450)	(100.0%)

Minority interest	2	(2)	4	(200.0%)
Net loss	$(3,343)	$(3,445)	$102	3.0%
Net loss per common share	$(0.37)	$(0.45)	$0.08	17.8%

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Net Loss.

     The Company had a net loss of $3,343,000 or $.37 per share (diluted), during the first half of fiscal 2006 versus a net loss of $3,445,000 or $.45 per share (diluted), for the first half of fiscal 2005, representing a decrease in net loss of $102,000 or 3.0%. This decrease in net loss was due to significantly improved margins and reductions in operating expenses, despite reduced sales volume. As a result of this, operating loss decreased by $1,736,000 or 43.0%. Additionally, last year the Company recognized tax benefits of $1,450,000 attributable to the operating losses, while this year the Company has not recognized any income tax benefits.

Sales.

     Sales in the first half of fiscal 2006 were $12,170,000 as compared to $12,698,000 for the first half of fiscal 2005, a decrease of $528,000 or 4.2%. Sales decreases in most of the product lines, principally ATS and entertainment, were only partially offset by sales increases in sterilizers ($1,142,000 or 263.0%) and environmental equipment ($515,000 or 27.6%). Sterilizer sales in the current period were favorably impacted by multiple domestic sales of small and mid-size chambers. Environmental sales were higher for automotive testing domestically and for HVAC applications in China. ATS sales were down as the prior period benefited from work on a centrifuge project in Malaysia while higher Entertainment sales in the prior period were the result of new products being introduced to the market.

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

Domestic Sales.

     Overall, domestic sales in the first half of fiscal 2006 were $4,875,000 as compared to $5,354,000 for the first half of fiscal 2005, a decrease of $479,000 or 8.9%. The decrease in domestic sales primarily resulted from declines in ATS ($736,000 or 77.9%) and entertainment ($782,000 or 85.6%). These decreases were partially offset by increased sales of the Company’s sterilizers ($1,214,000 or 334.4%). Domestic sales represented 40.1% of our total sales in the first half of fiscal 2006, compared to 42.2% for the first half of fiscal 2005. Sales to the U.S. Government in the first half of fiscal 2006 were $2,122,000 as compared to $1,067,000 for the first half of fiscal 2005, an increase of $1,055,000 or 98.9%, and represented 17.4% of total sales in the first half of fiscal 2006 versus 8.4% for the first half of fiscal 2005. The major increase in U. S. Government sales in the current period represented percentage of completion revenue for a Pilot Selection System purchased by the Army Corps of Engineers destined for a foreign country.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

International Sales.

     International sales in the first half of fiscal 2006, including sales of the Company’s foreign subsidiaries, were $5,173,000 as compared to $6,277,000 for the first half of fiscal 2005, a decrease of $1,104,000 or 17.6%, and represented 42.5% of total sales in the first half of fiscal 2006, as compared to 49.4% for the first half of fiscal 2005. ATS sales were down as the prior period benefited from work on a centrifuge project in Malaysia while higher Entertainment sales in the prior period were the result of new products being introduced to the market. In the second quarter of fiscal 2006, there are sales of 10% or more to or relating to governments or commercial accounts in Pakistan. In the second quarter of fiscal 2005, international sales totaling at least ten percent of total international sales were made to Malaysia ($915,000) and the Czech Republic ($912,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

     Gross profit in the first half of fiscal 2006 was $2,735,000 as compared to $2,015,000 for the first half of fiscal 2005, an increase of $720,000 or 35.7%. This increase resulted from an improvement in the gross profit rate as a percent of sales, increasing to 22.5% compared to 15.9% in the first half of fiscal 2005. The period-to-period improvement was the result primarily of a shift in product mix to higher margin ATS sales as most other product areas experienced reduced gross profit rates. Historically, we have charged the cost of developing new product technologies to individual contracts and occasionally only a portion of these costs are covered by customer payments. This was especially true in our simulation line in the six months ended August 26, 2005. Hyperbaric products performance reflected cost overruns on the Navy SDC project, which is the subject of a claim.

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

Selling and Administrative Expenses.

     Selling and administrative expenses in the first half of fiscal 2006 were $4,875,000 as compared to $5,551,000 for the first half of fiscal 2005, a decrease of $676,000 or 12.2%, primarily reflecting a significant reduction in legal costs associated with the Company’s ongoing litigation. Although reduced from the prior period, spending on legal matters is expected to continue to be significant for the foreseeable future.

     A significant portion of our selling and administrative spending is related to three activities; 1. legal and contract claims costs, 2. outside agent and sales personnel commissions on booked contracts, and 3. additional accounting, legal and stockholder’s costs required to comply with applicable statutes, rules and regulations as a public Company. We have recently instituted a series of cost cutting measures and plan to continue to review all spending categories.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Research and Development Expenses.

     Research and development expenses, which are charged to operations as incurred, were $161,000 in the first half of fiscal 2006 as compared to $501,000 for the first half of fiscal 2005, reflecting a decrease of $340,000 or 67.9%. The reduction primarily reflected reduced activity in the Company’s Turkish subsidiary.

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

     Where appropriate, the Company capitalizes the qualifying costs of developing software contained in certain products.

Interest Expense.

     Interest expense in the first half of fiscal 2006 was $944,000 as compared to $731,000 for the first half of fiscal 2005, representing an increase of $213,000 or 29.1%. The increase primarily reflected additional deferred finance charges resulting from a settlement of a lawsuit (See Item 1 Legal Proceedings under Part 2 of this report) which was partially offset by additional interest income in the Company’s Polish subsidiary. Interest expense includes interest on our debt, amortization of debt discount resulting from the beneficial conversion option of our subordinated debt and associated warrants issued with the debt, and amortization of deferred financing costs from our February 2003 Refinancing.

Other Income / Expense, Net

     Other income/expense, net, was a net expense of $100,000 for the first half of fiscal 2006 versus a net expense of $125,000 for the first half of fiscal 2005, a decrease of $25,000 or 20.0%. The current period included lower bank charges partially offset by higher foreign exchange loss and lower miscellaneous income.

Provision for Income Taxes.

     Although the company reported a pre-tax operating loss for the first six months of fiscal 2006, no offsetting income tax benefit and corresponding deferred tax asset was recorded, due to the uncertain nature of their ultimate realization based on past performance and the potential that sufficient taxable income may not be generated in the near future. The Company will recognize these benefits only as reassessment demonstrates that they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions.

     As of February 25, 2005 the Company had approximately $7.2 million of federal and $12.5 million of state net loss carry forwards available to offset future income taxes, expiring in 2025. The Company has established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company’s income tax expense.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

     Given our pre-tax loss for the prior fiscal period ended August 27, 2004, we recognized a tax benefit in the first half of fiscal 2005 estimated at a 30.0% rate domestically and a consolidated estimated rate of 29.6%.

Liquidity and Capital Resources

      During the twenty-six weeks ended August 26, 2005, operating activities required $6,168,000 of the Company’s cash. This primarily reflected the net operating loss, increases in costs and estimated earnings in excess of billings on uncompleted long-term contracts, inventories and prepaid expenses, and decreases in accounts payable, customer deposits and other accrued liabilities. Acting as partial offsets were add-backs for non-cash expenses such as depreciation, software amortization and amortization of deferred finance charges and an increase in billings in excess of costs and estimated earnings on uncompleted long-term contracts.

     The Company’s investing activities required $594,000 during the twenty-six weeks ended August 26, 2005, which consisted of purchases of capital equipment and capitalized software.

     The Company’s financing activities generated $253,000 during the twenty-six weeks ended August 26, 2005 reflecting the net cash in the Company’s restricted cash account after redemption of the Company’s long-term bonds.

     The cash collateral account served as security for the Company’s long-term bonds. On August 1, 2005, the Company utilized the restricted cash held by PNC to redeem all outstanding bonds. As of May 27, 2005, all the deferred financing charges associated with this bond issue had been fully amortized to the Company’s statement of operations.

     Refinancing

     The Company has historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, the Company refinanced its operations (the “Refinancing”). The Refinancing was affected through the issuance of subordinated convertible notes to H.F. Lenfest, an individual, and a credit agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”). The total proceeds from this Refinancing were $29,800,000.

     Bank Credit and Facility

     The PNC Agreement has had numerous amendments the most recent of which is discussed below. Currently, the facility is for $5,000,000 and use of the facility is restricted to the issuance of international letters of credit. The facility is secured by (i) the grant of a first and prior security interest in all of the personal property of the Company, EnTCo, and ETC Delaware, each a wholly-owned subsidiary of the Company, in favor of PNC; (ii) the Company’s grant of a first and prior security interest in all of the Company’s accounts, deposits and all other negotiable and non-negotiable instruments owned by the Company in favor of PNC; (iii) the Company’s grant of a first and prior mortgageon all of the Company’s real property in favor of PNC; and (iv) the Company’s grant of a first and prior security interest in all of the Company’s rights to (a) all of the shares of capital stock of each of EnTCo and ETC Delaware and (b) 65% of the shares of capital stock owned by the Company of each of its foreign subsidiaries in favor of PNC. In addition, the PNC Agreement requires that EnTCo and ETC Delaware guarantee the Company’s obligations under the PNC facility. Mr. Lenfest also personally guarantees the current $5,000,000 letter of credit facility.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

     On February 22, 2005, the PNC Agreement was amended. This amendment required the Company to increase the deposit as security in the restricted cash account to an amount equal to 100% of the sum of the amount available to be drawn on the Bond Letter of Credit. Additionally the EXIM borrowing facility was cancelled and the Tangible Net Worth covenant was reduced to $12,000,000 for all future reporting periods beginning with February 25, 2005. The rate on the Reimbursement Letter of Credit, which backs the Company’s long–term bonds, was reduced to 0.75% per annum.

     The PNC Agreement is scheduled to terminate in February 2006. The Company is currently in discussions with PNC to establish a limited borrowing facility, which would be secured by specific projects and possibly certain assets of the Company.

     As of August 26, 2005, the Company had used approximately $2,702,000 of the facility for international letters of credit.

     Subordinated Convertible Debt

      In connection with the financing provided by Mr. Lenfest on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 (the “Note”) and (ii) warrants to purchase 803,048 shares of the Company's common stock. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Mr. Lenfest. The Note representing the subordinated debt accrues interest at the rate of 10% per annum and matures on February 18, 2009. (For the period from December 1, 2003 through November 30, 2005, the rate has been reduced to 8% per annum.) At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

     The obligations of the Company to Mr. Lenfest under the Convertible Note and Warrant Purchase Agreement are secured by a second lien on all of the assets of the Company, junior in rights to the lien in favor of PNC Bank, including all real property owned by the Company.

     Prior to the consummation of the Refinancing, Advanced Technology Asset Management, LLC (“ATAM”) (formerly ETC Asset Management, LLC), a shareholder of the Company and a holder of warrants to purchase 332,820 shares of the Company's common stock, consented to the transactions contemplated under the PNC Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM’s consent, the Company issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants have substantially the same terms as the warrants issued to Mr. Lenfest. In March 2004, ATAM exercised all its warrants and received a total of 437,820 shares of common stock of the Company. The Company received proceeds of $586,410 from the exercise of these warrants.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

      As a condition of amending the PNC Agreement on August 24, 2004, Mr. Lenfest, holder of the Company’s subordinated debt, agreed to issue to PNC on the Company’s behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr. Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and was issued a warrant to purchase 200,000 shares of stock under the same terms and conditions as his original warrant for 803,048 shares.

      On February 14, 2005, Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of common stock for approximately $3.9 million. Additionally, on February 14, 2005, Mr. Lenfest purchased 373,831 shares of the Company’s common stock for approximately $2.0 million. The purchased shares were sold to Mr. Lenfest at the prevailing market price for the Company’s common stock.

      Under the Note the Company must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At August 26, 2005, the Company failed to meet each of these financial covenants but has obtained a waiver from Mr. Lenfest. This waiver applies to the period through August 27, 2006. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the Note, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

     Long-Term Bonds

     On March 15, 2000, the Company issued approximately $5,500,000 of unregistered Taxable Variable Rate Demand/Fixed Rate Revenue Bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on the Company's revolving credit facility and to finance construction of an addition to the Company's main plant in Southampton, Pennsylvania. The bonds were secured by an irrevocable direct pay Letter of Credit issued by PNC which was to expire on February 17, 2006 and which was secured by all assets of the Company. At February 25, 2005 they were also fully cash collateralized. The bonds carried a maturity date of April 1, 2020, bore a variable interest rate which adjusted each week to a rate required to remarket the bonds at full principal value with a cap of 17%, and were subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

     On June 30, 2005 the Company directed the trustee for the bonds to issue a redemption notice for all of the Company’s outstanding bonds. On August 1, 2005, the Company utilized the restricted cash held by PNC to redeem all outstanding bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to the statement of operations.

     Operating Capital

      Given the Company’s inability to borrow cash under the amended PNC Agreement, the Company may need to obtain additional sources of capital in order to continue growing and operating its business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to obtain such additional capital and that the actions by PNC will not have a long-term material adverse effect on our business.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

     The Company believes that existing cash balances at August 26, 2005 and cash expected to be generated from operating activities will be sufficient to meet its future obligations through at least August 27, 2006.

     In reference to the Company's outstanding claims with the U.S. Navy, to the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company's liquidity and results of operations. Historically, the Company has had a favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 4 to the Consolidated Financial Statements, Accounts Receivable). However, there is no assurance that the Company will continue to have positive experience with regard to recoveries for its contract claims.

     The following table presents our contractual cash flow commitments on long-term debt and operating leases. See Note 7 to the Consolidated Financial Statements for additional information on our long-term debt and operating leases.

amounts in thousands                                                                                                     Payments due by Period

Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Subordinated debt, net of unamortized discount of $1,824	$8,176	—	—	$8,176	—

Total obligations	$8,176	$—	$—	$8,176	$—

•	Long-term debt is reported net of unamortized discount of $1,824,000 on the Company’s subordinated debt. See “Note 7. Long-Term Obligations and Credit Arrangements” to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal quarter ended August 26, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company’s investors.

Contract Claims (See Note 4 to the Consolidated Financial Statements, Accounts Receivable)

     Historically, the Company has had positive experience with regard to its contract claims in that recoveries have generally exceeded the carrying value of claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. As of August 26, 2005, claims recorded against the U.S. Government totaled $3,004,000. However, there is no assurance that the Company will continue to have positive experience with regard to recoveries for its contract claims.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

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

     In November 2003, the U.S. Government completed an audit of the submarine rescue decompression chamber project claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government’s Technical Report which questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. On July 22, 2004 the U.S. Government’s contracting officer issued a final decision on the claim, basically denying the claim in full. The Company has updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint which was filed in the Court of Federal Claims in July 2005. Additionally, the Company is reviewing the costs on the project for additional claim items which would be filed in a supplemental claim, if required.

     This U. S. Government claim has followed the typical process of claim notification, preparation, submittal and government audit and review by the contracting officer. Historically, the Company’s experience has indicated that most claims are initially denied in part or in full by the contracting officer (or no decision is forthcoming, which is then taken to be a deemed denial) which then forces the Company to seek relief in a court of law.

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

      The open balance of $700,000 due on the contract represents the total gross exposure to the Company on this contract. On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute (TAI). Arbitration was conducted before a panel of three arbitrators in Bangkok, Thailand in August 2005. A decision on the dispute may be issued as early as November 2005. Since the circumstances that caused a delay are commonly considered “force majeure” events, and since the contract under question allows for consideration of “force majeure” events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal. The Company continues to enjoy a favorable relationship with the RTAF. It currently provides maintenance for the RTAF trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began. Thus, we do not feel the initiation of legal action against the RTAF has affected our ability to obtain additional contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

Back to Contents

     Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Backlog

     Our sales backlog at August 26, 2005 and February 25, 2005, for work to be performed and revenue to be recognized under written agreements after such dates, was $16,329,000 and $19,084,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at August 26, 2005 and February 25, 2005, for work to be performed and revenue to be recognized after such dates under written agreements, was $1,502,000 and $2,232,000, respectively. Of the August 26, 2005 backlog, we have contracts for approximately $13,874,000 for aircrew training systems and maintenance support, including $3,462,000 for Pakistan and $3,035,000 for the Japanese Defense Agency.

     The Company's order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Back to Contents

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

Item 4. Controls and Procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 26, 2005 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended on the Evaluation Date.

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

Back to Contents

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

     In April 2003, Boenning & Scattergood, Inc. (“B&S”) filed suit against the Company in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services, which was entered into with a predecessor of B&S (the “B&S Agreement”). B&S alleged that it contacted the investors in the Company’s February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. On August 17, 2005 the Company entered into an agreement to settle this litigation. The agreement was entered into for the purpose of resolving contested claims and disputes as well as avoiding the substantial costs, expenses and uncertainties associated with protracted and complex litigation, and was not an admission of fault or liability by either party. Under the guidance of FASB Statement No. 5, an amount representing a probable settlement had been accrued in a prior period, so the payment under the settlement had no material impact on the Company’s results of operations for the fiscal second quarter.

     In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride “Mission: Space” located in Disney's Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $65 million plus punitive damages. Both EnTCo and we believe that we have valid defenses to each of Disney's counterclaims and intend to vigorously defend ourselves against these counterclaims. At this time, discovery is completed and the parties have agreed to a structured mediation in early December 2005. The case is scheduled to be placed in the trial pool after January 2006. Neither EnTCo nor we are able to predict the outcome of this matter.

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

Item 3. Defaults Upon Senior Securities

     None.

Back to Contents

Item 4. Submission of Matters to Vote of Security Holders

      On September 13, 2005, the Company held its Annual Meeting to vote on proposals to elect five directors, to approve the 2005 Non-Employee Director Stock Option Plan and to approve the issuance of warrants to purchase 200,000 shares of the Company's common stock to H. F. Lenfest, a member of the Company's Board of Directors. The results of voting are as follows:

I.	Election of Directors	FOR	WITHHELD

	William F. Mitchell	6,886,355	651,951
	Alan Mark Gemmill	6,889,555	648,751
	Howard W. Kelley	6,868,855	669,451
	George K. Anderson, M.D.	6,868,855	669,451
	H. F. Lenfest	6,612,915	925,391

II.	Approval of 2005 Non-Employee Director Stock Option Plan

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

3,498,638	728,465	6,718	3,304,485

III.	Approval of Issuance of Warrants to Purchase 200,000 Shares of the Company's Common Stock to H. F. Lenfest

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

3,677,669	497,384	58,768	3,304,485

Item 5. Other Information

     None.

Back to Contents

Item 6. Exhibits

     Exhibits:

Number	Item

3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated Bylaws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated October 11, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated October 11, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated October 11, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Back to Contents

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: October 11, 2005	By: /s/	William F. Mitchell

William F. Mitchell
President and Chief
Executive Officer
(Principal Executive Officer)

Date: October 11, 2005	By: /s/	Duane D. Deaner

Duane D. Deaner
Chief Financial Officer
(Principal Financial and
Accounting Officer)