Form 10-Q
period 2005-11-25
ENVIRONMENTAL TECTONICS CORP
filed 2006-01-09
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2005

Commission File No. 1-10655

ENVIRONMENTAL TECTONICS CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1714256

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

County Line Industrial Park Southampton, Pennsylvania 18966

(Address of principal executive offices) (Zip Code)

(215) 355-9100

(Registrant’s telephone number, including area code)

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

     Yes                    No     x

The number of shares outstanding of the registrant’s common stock as of December 30, 2005 is: 9,022,078.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Tectonics Corporation
Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share information)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 25, 2005	November 26, 2004	November 25, 2005	November 26, 2004

Net sales	$6,206	$7,751	$18,376	$20,449
Cost of goods sold	4,839	6,114	14,274	16,797

Gross profit	1,367	1,637	4,102	3,652

Operating expenses:
Selling and administrative	2,267	4,224	7,142	9,775
Research and development	86	170	247	671

	2,353	4,394	7,389	10,446

Operating loss	(986)	(2,757)	(3,287)	(6,794)

Other expenses:
Interest expense, net	321	440	1,265	1,171
Other, net	10	57	110	182

	331	497	1,375	1,353

Loss before income taxes	(1,317)	(3,254)	(4,662)	(8,147)
Provision for (benefit from) income taxes	4	(4)	4	(1,453)

Loss before minority interest	(1,321)	(3,250)	(4,666)	(6,694)
Loss (income) attributable to minority interest	(6)	1	(4)	—

Net loss	$(1,327)	$(3,249)	$(4,670)	$(6,694)

Per share information:
Loss applicable to common shareholders	$(1,327)	$(3,249)	$(4,670)	$(6,694)

Basic and diluted loss per share	$(0.15)	$(0.43)	$(0.52)	$(0.88)
Number of shares: basic and diluted	9,021,000	7,641,000	9,020,000	7,604,000

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Environmental Tectonics Corporation
Consolidated Balance Sheets

	November 25, 2005	February 25, 2005

	(unaudited)

	(amounts in thousands, except share information)
Assets
Current assets:
Cash and cash equivalents	$4,114	$12,041
Restricted cash	62	4,680
Accounts receivable, net	7,336	8,018
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	3,123	3,333
Inventories	9,798	7,928
Deferred tax asset	1,786	1,786
Prepaid expenses and other current assets	1,332	1,668

Total current assets	27,551	39,454

Property, plant and equipment, at cost, net of accumulated depreciation of $12,408 at November 25, 2005 and $11,491 at February 25, 2005	4,407	4,331
Software development costs, net of accumulated amortization of $10,104 at November 25, 2005 and $8,658 at February 25, 2005	3,165	3,567
Goodwill and intangibles	477	477
Other assets, net	—	80

Total assets	$35,600	$47,909

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Current portion of long-term debt	$—	$275
Accounts payable – trade	2,139	2,893
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	1,322	1,533
Customer deposits	705	2,247
Accrued liabilities	1,579	2,688

Total current liabilities	5,745	9,636

Long-term debt, less current portion:
Long-term bonds, net	—	4,095
Subordinated debt	8,274	7,992

	8,274	12,087

Deferred income taxes	1,786	1,786

Total liabilities	15,805	23,509

Minority interest	48	45

Stockholders’ Equity
Common stock: $.05 par value; 20,000,000 shares authorized; 9,022,078 and 9,019,376 issued and outstanding at November 25, 2005 and February 25, 2005, respectively	451	450
Capital contributed in excess of par value of common stock	16,564	16,561
Accumulated other comprehensive loss	(79)	(137)
Retained earnings	2,811	7,481

Total stockholders’ equity	19,747	24,355

Total liabilities and stockholders’ equity	$35,600	$47,909

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Environmental Tectonics Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Thirty-nine Weeks Ended

	November 25, 2005	November 26, 2004

	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(4,670)	$(6,694)
Adjustments to reconcile net loss to net cash (used in)/ provided by operating activities:
Depreciation and amortization	2,012	1,405
Non-cash interest expense	282	239
Provision for losses on accounts receivable and inventories	129	172
Minority interest	3	1
Changes in operating assets and liabilities:
Accounts receivable	536	10,168
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(210)	2,318
Inventories	(2,214)	1,687
Prepaid expenses and other assets	(203)	(68)
Accounts payable	(754)	1,336
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	209	16
Customer deposits	(1,542)	(2,494)
Other accrued liabilities	(1,109)	(814)

Net cash (used in)/provided by operating activities	(7,531)	7,272

Cash flows from investing activities:
Acquisition of equipment	(264)	(122)
Capitalized software development costs	(442)	(1,066)

Net cash used in investing activities	(706)	(1,188)

Cash flows from financing activities:
Payments under credit facility	—	(30)
Repayment of long-term bonds	(4,370)	(275)
Decrease/(increase) in restricted cash	4,618	(2,066)
Proceeds from issuance of common stock / warrants	4	1,320
Deferred finance charges	—	(571)

Net cash provided by/(used in) financing activities	252	(1,622)

Effect of exchange rate changes on cash	58	4

Net (decrease)/increase in cash and cash equivalents	(7,927)	4,466
Cash and cash equivalents at beginning of period	12,041	1,366

Cash and cash equivalents at end of period	$4,114	$5,832

Supplemental schedule of cash flow information:
Interest paid	$658	$670
Income taxes paid	$5	$5

During the thirty-nine weeks ending November 25, 2005 and November 26, 2004, $361 and $593, respectively, was reclassified from inventory to fixed assets.

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements

1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation (“ETC” or the “Company” ), Entertainment Technology Corporation (“EnTCo”), ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary and ETC-PZL Aerospace Industries, Ltd. (“ETC-PZL” ), its 95% owned subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation. The company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in February.

     The accompanying consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

     Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended February 25, 2005.

2. Loss Per Share

     Our calculation of loss per share in accordance with SFAS No. 128, “Earnings Per Share”, is as follows:

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

	Thirteen Weeks Ended November 25, 2005			Thirteen Weeks Ended November 26, 2004

	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount

	(amounts in thousands, except share and per share information)
Basic EPS

Net loss applicable to common stockholders	$(1,327)	9,021,000	$(0.15)	$(3,249)	7,641,000	$(0.43)

Effect of dilutive securities
Options		—			—
Warrants		—			—

Diluted EPS

Net loss applicable to common stockholders plus assumed conversions	$(1,327)	9,021,000	$(0.15)	$(3,249)	7,641,000	$(0.43)

	Thirty-nine Weeks Ended November 25, 2005			Thirty-nine Weeks Ended November 26, 2004

	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount

	(amounts in thousands, except share and per share information)
Basic EPS

Net loss applicable to common stockholders	$(4,670)	9,020,000	$(0.52)	$(6,694)	7,604,000	$(0.88)

Effect of dilutive securities
Options		—			—
Warrants		—			—

Diluted EPS

Net loss applicable to common stockholders plus assumed conversions	$(4,670)	9,020,000	$(0.52)	$(6,694)	7,604,000	$(0.88)

     At November 25, 2005, there were stock options to purchase the Company’s common stock totaling 247,939 shares, which were not included in the computation of diluted earnings

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000, which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the subordinated debt, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note representing the subordinated debt were to be converted into common shares, warrants for an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. None of these shares have been included in the computation of diluted earnings per share for this reporting period as the effect would be anti-dilutive.

     At November 26, 2004, there were stock options to purchase the Company’s common stock totaling 299,779 shares which were not included in the computation of diluted earnings per share, as the effect of such would be anti-dilutive. Additionally, there was subordinated debt with a face value of $10,000,000 which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the subordinated debt, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the Note representing the subordinated debt were to be converted into common shares, warrants for an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. Additionally, at November 26, 2004, there were outstanding warrants to purchase the Company’s stock totaling 1,003,048 shares. None of these shares have been included in the computation of diluted earnings per share for this reporting period as the effect would be anti-dilutive.

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

     At November 25, 2005, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in results of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro-forma effect of stock-based compensation as calculated under the fair value-based method is immaterial for all periods presented.

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

There were no grants of stock options during the thirty-nine weeks ended November 25, 2005 or November 26, 2004.

4. Accounts Receivable

     The components of accounts receivable are as follows:

	November 25, 2005	February 25, 2005

	(amounts in thousands)

U.S. Government receivables billed and unbilled contract costs subject to negotiation	$3,685	$3,202

U.S. commercial receivables billed	2,257	2,331
International receivables, including receivables of consolidated foreign subsidiaries and billed and unbilled contract costs subject to negotiation	2,027	2,971

	7,969	8,504
Less allowance for doubtful accounts	(633)	(486)

	$7,336	$8,018

U.S. Government receivables billed and unbilled contract costs subject to negotiation:

     Unbilled contract costs subject to negotiation as of November 25, 2005 and February 25, 2005 respectively, represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $3,004,000 were recorded beginning in fiscal year 2002 and include $105,000 recorded during fiscal year 2005. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government’s Technical Report that questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. On July 22, 2004, the U.S. Government’s contracting officer issued a final decision on the claim, denying the claim in full. The Company has updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint, which was filed in the Court of Federal Claims in July 2005. Additionally, the Company is reviewing the costs on the project for additional claim items, which would be filed in a supplemental claim, if required.

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

     The Company considers the recorded costs to be realizable due to the fact that the costs relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. On November 7, 2005, the Government filed its response to the Company’s complaint, basically contesting each of the items. The parties are currently drafting a Joint Preliminary Status Report that is due to be submitted to the Court by

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

mid-January, 2006. Discovery will begin shortly thereafter and continue through September 2006. The U.S. Government, citing failure to deliver the product within contract terms, has assessed liquidated damages but has not offset or withheld any progress payments due to the Company under the contract. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition for an estimated amount of $330,000 to cover a delay through the extended delivery period.

International receivables billed and unbilled contract costs subject to negotiation:

     International receivables billed include $700,000 at November 25, 2005 and February 25, 2005, respectively, related to a contract with the Royal Thai Air Force (“RTAF” ).

     In October 1993, the Company was notified by the RTAF that the RTAF was terminating a $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $230,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as stated in the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company has requested an extension on the completion time due to various extenuating circumstances, including allowable “force majeure” events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. On August 30, 2001, the Company received a payment of $230,000 representing the amount due on the performance bond.

     The open balance of $700,000 due on the contract represents the total gross exposure to the Company on this contract. On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute (TAI). Arbitration was conducted before a panel of three arbitrators in Bangkok, Thailand in August 2005. Although a decision on the dispute is expected to be issued in the next few months, the Company cannot predict when this may be forthcoming.

     Since the circumstances that caused a delay are commonly considered “force majeure” events, and since the contract under question allows for consideration of “force majeure” events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal, at which time the Company would adjust the carrying value as required. The Company continues to enjoy a favorable relationship with the RTAF. It currently has both maintenance and upgrade contracts with the RTAF for trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began. Thus, we do not feel the initiation of legal action against the RTAF has affected our

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

ability to obtain additional contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

     Historically, the Company has generally had positive experience with regard to its contract claims in that recoveries have generally exceeded the carrying value of claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. However, there is no assurance that the Company will continue to have positive experience with regard to recoveries for its contract claims.

     Net claims receivables were $3,004,000 at November 25, 2005 and February 25, 2005.

5. Inventories

     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $714,000 at November 25, 2005 and $731,000 at February 25, 2005):

	November 25, 2005	February 25, 2005

	(amounts in thousands)
Raw materials	$260	$290
Work in Process	7,150	5,293
Finished Goods	2,388	2,345

Total	$9,798	$7,928

6. Stockholders’ Equity

     The components of stockholders’ equity at November 25, 2005 and February 25, 2005 were as follows:

	(amounts in thousands, except share information)

	Common Stock
			Additional	Accumulated	Retained
	Shares	Amount	Paid in Capital	Other Comp. Loss	Earnings	Total

Balance at February 25, 2005	9,019,376	$450	$16,561	$(137)	$7,481	$24,355

Net loss for the thirty-nine weeks ended November 25, 2005	—	—	—	—	(4,670)	(4,670)
Foreign currency translation adjustment	—	—	—	58	—	58

Total comprehensive loss						(4,612)

Shares issued upon exercise of employee stock options	2,702	1	3	—	—	4

Balance at November 25, 2005	9,022,078	$451	$16,564	$(79)	$2,811	$19,747

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

7. Long Term Debt

The following table lists the long-term debt and other long-term obligations of the Company as of November 25, 2005.

amounts in thousands	Payments due by Period

Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Subordinated debt, net of unamortized discount of $1,726	8,274	—	—	8,274	—

     As part of our credit agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”) the Company is required to maintain a minimum tangible net worth (defined as total assets minus intangible assets minus all liabilities) (“Tangible Net Worth”) at the end of each fiscal quarter and fiscal year of $12,000,000. Additionally, as part of our subordinated debt agreement, at the end of each fiscal quarter and fiscal year the Company must meet three financial covenants: (a) a maximum Leverage Ratio (defined as the ratio of total debt to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 4.03 times; (b) a minimum Fixed Charge Ratio (defined as the ratio of the annualized sum of EBITDA minus expenditures for capital equipment and capitalized software to annualized fixed charges (interest payments, income taxes paid, and any cash dividends) of 1.06 times, and; (c) a minimum Tangible Net Worth Ratio, which adjusts quarterly based on net income and common stock proceeds.

     At November 25, 2005, the Company failed to meet the covenants contained in the subordinated debt agreement but has obtained a waiver of such violations from the subordinated lender. This waiver applies to the period through November 26, 2006. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

Refinancing

     The Company has historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, the Company refinanced its operations (the “Refinancing”). The Refinancing was effected through the issuance of subordinated convertible notes to H.F. Lenfest and the PNC Agreement with PNC. The total proceeds from the Refinancing were $29,800,000.

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

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

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

      On February 22, 2005, the PNC Agreement was amended. This amendment required the Company to increase the deposit as security in the restricted cash account to an amount equal to 100% of the sum of the amount available to be drawn on the Bond Letter of Credit. Additionally the EXIM borrowing facility was cancelled and the Tangible Net Worth covenant was reduced to $12,000,000 for all future reporting periods beginning with February 25, 2005. The rate on the Reimbursement Letter of Credit, which backs the Company’s long-term bonds, was reduced to 0.75% per annum.

     The PNC Agreement is scheduled to terminate in May 2006. The Company is currently in discussions with PNC to establish a limited borrowing facility, which would be secured by specific projects and possibly certain assets of the Company.

     As of November 25, 2005, the Company had used approximately $4,213,000 of the facility for international letters of credit.

Subordinated Convertible Debt

     In connection with the financing provided by Mr. Lenfest on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 (the “Note”) and (ii) warrants to purchase 803,048 shares of the Company’s common stock. (These warrants were exercised in full in February 2005.) Upon the occurrence of certain events, the Company would be obligated to issue additional warrants to Mr. Lenfest. The Note representing the subordinated debt accrues interest at the rate of 10% per annum and matures on February 18, 2009. (For the period from December 1, 2003 through November 30, 2006, the rate has been reduced to 8% per annum.) At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

     The obligations of the Company to Mr. Lenfest under the Note are secured by a second lien on all of the assets of the Company, junior in rights to the lien in favor of PNC Bank, including all real property owned by the Company.

     Prior to the consummation of the Refinancing, Advanced Technology Asset Management, LLC (“ATAM”) (formerly ETC Asset Management, LLC), a shareholder of the Company and a holder of warrants to purchase 332,820 shares of the Company’s common stock,

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

consented to the transactions contemplated under the PNC Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM’s consent, the Company issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants have substantially the same terms as the warrants issued to Mr. Lenfest. In March 2004, ATAM exercised all of its warrants and received a total of 437,820 shares of common stock of the Company. The Company received proceeds of $586,410 from the exercise of these warrants.

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

     As part of our subordinated debt agreement, at the end of each fiscal quarter and fiscal year the Company must meet three financial covenants: a. a maximum Leverage Ratio (defined as the ratio of total debt to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 4.03 times; b. a minimum Fixed Charge Ratio (defined as the ratio of the annualized sum of EBITDA minus expenditures for capital equipment and capitalized software to annualized fixed charges (interest payments, income taxes paid, and any cash dividends) of 1.06 times, and; c. a minimum Tangible Net Worth Ratio, which adjusts quarterly based on net income and common stock proceeds.

     At November 25, 2005, the Company failed to meet these covenants but has obtained a waiver of such violations from the subordinated lender. This waiver applies to the period through November 26, 2006. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

Long-Term Bonds

     On March 15, 2000, the Company issued approximately $5,500,000 of unregistered Taxable Variable Rate Demand/Fixed Rate Revenue Bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on the Company’s revolving credit

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

facility and to finance construction of an addition to the Company’s main plant in Southampton, Pennsylvania. The bonds were secured by an irrevocable direct pay Letter of Credit issued by PNC which was scheduled to expire on February 17, 2006 and which was secured by all assets of the Company. At February 25, 2005, they were also fully cash collateralized. The bonds carried a maturity date of April 1, 2020, bore a variable interest rate which adjusted each week to a rate required to remarket the bonds at full principal value with a cap of 17%, and were subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

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

     The Company believes that existing cash balances at November 25, 2005 and cash expected to be generated from operating activities will be sufficient to meet its future obligations through at least November 26, 2006.

     In reference to the Company’s outstanding claims with the U.S. Navy, to the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company’s liquidity and results of operations. Historically, the Company has had a favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 4 to the Consolidated Financial Statements, Accounts Receivable).

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

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

	ATS	Industrial Group	Total

	(amounts in thousands)
Thirteen weeks ended November 25, 2005
Net Sales	$3,605	$2,601	$6,206
Interest Expense	223	98	321
Depreciation and Amortization	244	189	433
Operating Loss	(467)	(285)	(752)
Goodwill and Intangibles	477	—	477
Identifiable Assets	16,245	7,177	23,422
Expenditures For Segment Assets	18	7	25

Thirteen weeks ended November 26, 2004
Net Sales	$3,368	$4,383	$7,751
Interest Expense	305	135	440
Depreciation and Amortization	174	302	476
Operating Loss	(2,257)	(299)	(2,556)
Income Tax Benefit	4	—	4
Goodwill and Intangibles	477	—	477
Identifiable Assets	15,103	7,892	22,995
Expenditures For Segment Assets	601	41	642

Reconciliation to consolidated amounts:	Thirteen weeks ended Nov 25, 2005	Thirteen weeks ended Nov 26, 2004
Segment Assets	$23,422	$22,995
Corporate Assets	12,178	18,728

Total Assets	$35,600	$41,723

Segment operating loss	$(752)	$(2,556)
Less interest expense	(321)	(440)
Less income taxes benefit	—	4

Total loss for segments	(1,073)	(2,992)

Corporate home office expenses	(234)	(200)
Interest and other expenses	(10)	(57)
Income tax expense	(4)	—
Minority interest	(6)	—

Net loss	$(1,327)	$(3,249)

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

	ATS	Industrial Group	Total

		(amounts in thousands)
Thirty-nine weeks ended November 25, 2005
Net Sales	$10,218	$8,158	$18,376
Interest Expense	865	400	1,265
Depreciation and Amortization	796	607	1,403
Operating Loss	(1,194)	(1,427)	(2,621)
Goodwill and Intangibles	477	—	477
Identifiable Assets	16,245	7,177	23,422
Expenditures For Segment Assets	857	406	1,263

Thirty-nine weeks ended November 26, 2004
Net Sales	$11,782	$8,667	$20,449
Interest Expense	830	355	1,185
Depreciation and Amortization	792	614	1,406
Operating Loss	(5,015)	(1,095)	(6,110)
Income Tax benefit	1,022	307	1,329
Goodwill and Intangibles	477	—	477
Identifiable Assets	15,103	7,892	22,995
Expenditures For Segment Assets	1,190	64	1,254

Reconciliation to consolidated amounts:	Thirty-nine weeks ended November 25, 2005	Thirty-nine weeks ended November 26, 2004
Segment Assets	$23,422	$22,995
Corporate Assets	12,178	18,728

Total Assets	$35,600	$41,723

Segment operating loss	$(2,621)	$(6,110)
Less interest expense	(1,265)	(1,185)
Less income taxes benefit	—	1,329

Total loss for segments	(3,886)	(5,966)

Corporate home office expenses	(666)	(684)
Interest and other expenses	(110)	(168)
Income tax (expense)/benefit	(4)	124
Minority interest	(4)	—

Net loss	$(4,670)	$(6,694)

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

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

     Approximately 34% of sales totaling $2,135,000 in the thirteen weeks ended November 25, 2005 were made to one domestic and one international customer in the ATS segment. Approximately 41% of sales totaling $3,189,000 in the thirteen weeks ended November 26, 2004 were made to two international customers and one domestic customer in the ATS segment.

     Approximately 17% of sales totaling $3,163,000 in the thirty-nine weeks ended November 25, 2005 were made to one domestic customer in the ATS segment. Approximately 16% of sales totaling $3,343,000 in the thirty-nine weeks ended November 26, 2004 were made to one international customer in the ATS segment.

     Included in the segment information for the thirteen weeks ended November 25, 2005 are export sales (which includes sales of the Company’s foreign subsidiaries) of $3,625,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Pakistan ($948,000), Japan ($451,000) and a domestic customer purchasing for Poland ($1,187,000). Sales to the U.S. Government and its agencies aggregated $249,000 for the period.

     Included in the segment information for the thirteen weeks ended November 26, 2004 are export sales (which includes sales of the Company’s foreign subsidiaries) of $2,596,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Malaysia ($1,203,000) and Italy ($525,000). Sales to the U.S. Government and its agencies were $1,157,000 for the period.

     Included in the segment information for the thirty-nine weeks ended November 25, 2005 are export sales (which includes sales of the Company’s foreign subsidiaries) of $8,799,000. Of this amount, there are sales of 10% or more to or relating to commercial or government accounts in Pakistan ($1,386,000) and a domestic customer purchasing for Poland ($3,163,000). Sales to the U.S. Government and its agencies aggregated $2,370,000 for the period.

     Included in the segment information for the thirty-nine weeks ended November 26, 2004 are export sales (which includes sales of the Company’s foreign subsidiaries) of $8,847,000. Of this amount, there are sales to or relating to commercial accounts in Malaysia ($3,343,000). Sales to the U.S. Government and its agencies aggregated $2,225,000 for the period.

9. Recent Accounting Pronouncements

Accounting for Share-Based Payments

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payments. Statement No. 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. Statement No. 123(R) does not change the accounting for stock ownership plans, which is subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement No. 123(R) supercedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which we currently use.

     Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which

Back to Contents

Environmental Tectonics Corporation
Notes to Consolidated Financial Statements, continued

the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement No. 123(R). The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of Statement No. 123(R). Public companies will be required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005. We are currently determining which transition method we will adopt and are evaluating the impact Statement No. 123(R) will have on our financial position, results of operations, EPS and cash flows when Statement No. 123(R) is adopted.

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

Back to Contents

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenue, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words “may” , “could” , “should” , “looking forward” , “would” , “believe” , “expect” , “anticipate” , “estimate” , “intend” , “plan” , or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 25, 2005, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.

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

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

     The following factors had an adverse impact on our performance for the fiscal nine-month period ended November 25, 2005:

•	unfavorable global economic and political conditions;

•	continued product development and marketing costs associated with our Authentic Tactical Flight Simulator (ATFS) technology;

•	continuing product enhancement costs in our simulation line;

•	higher costs of capital and amortization of deferred finance charges; and

•	litigation and claims costs.

      Our sales efforts continued to be hampered by unfavorable global economic and political conditions. We saw many of our potential new contracts delayed by budget constraints and delays of our customers located throughout the world. This was especially true in our ATS business, where most of the sales are to international customers.

     In the first nine months of fiscal 2006 we continued our education and marketing efforts to introduce our Authentic Tactical Flight Simulator (“ATFS”) to the U.S. military. The evolution of these exciting and state-of-the-art technologies is an important step in our goal of integrating flight and aeromedical training in a simulator device.This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high-G Force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We believe that armed forces agencies of various governments will appreciate the efficiency of these technologies, especially in this time of fiscal conservatism and budgetary constraints throughout the world. Given the continuing budget cutbacks in the U.S. military, this product offers a low cost and safe alternative to the current approach to flight training. We are currently evaluating options which include outright sales of simulators and constructing a simulation center which would offer training for a fee.

     Given the highly advanced nature of our disaster management line of simulation products, additional funds were required to enhance applications and functionality of our proprietary software. We expect this effort to continue during the remainder of fiscal 2006.

     One of the greatest challenges we face is adequately funding the cash requirements of large, long-term multi-year projects. Although these contracts normally incorporate milestone payments, the cash flows associated with production and material requirements tend to vary significantly over time. These projects are usually cash positive in the early stages and cash negative during the production phase. Funding these contracts requires a significant amount of operating funds and may hamper other types of business. In fiscal 2005, our bank took certain actions that effectively eliminated our ability to borrow cash under our existing agreement to support operations. These actions also resulted in us being required to issue additional common stock warrants in consideration for a limited guarantee provided by one of our directors to secure the Company’s letter of credit bank facility which increased amortization expense associated with the deferred finance charges on these warrants. Although we had a strong cash balance at fiscal 2005 year end, during the first half of fiscal 2006 cash flow from operations was negative as we paid legal bills, primarily related to litigation, and value added taxes in England resulting

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

from a settlement agreement. We may need to obtain additional sources of capital in order to continue growing and operating our business. Because we have established businesses in many markets, significant fixed assets including a building, and other business assets which can be used for security, we believe that we will be able to locate such additional sources of capital and that the bank actions will not have a long-term material adverse effect on our business.

     The PNC Agreement is scheduled to terminate in May 2006. The Company is currently in discussions with PNC to establish a limited borrowing facility which would be secured by specific projects and possibly certain assets of the Company.

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

ADMS

     Develop a service business to supplant the sale of our Advanced Disaster Management Systems (ADMS). During fiscal 2005, we received a contract to perform airport certification and emergency drill training using software and

Back to Contents

      Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

technology developed for the ADMS line at the Baltimore-Washington International Airport. We believe this is a new and undeveloped market with good potential.

Claims and Litigation

•	Continue to pursue outstanding commercial litigation and the Company’s claim against the U.S. government.

At November 25, 2005, we were involved in major commercial and government litigation, which will require a significant amount of our time and effort. These activities will potentially detract from other business issues and require significant funding.

Liquidity

•	We do not currently have a bank facility that can be used to borrow funds for operations.

     During fiscal 2005, our bank took certain actions that effectively eliminated our ability to borrow cash under our existing agreement to support operations. Thus, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. As a public entity, the Company potentially has access to equity markets as a source of funding.

     The PNC Agreement is scheduled to terminate in May 2006. The Company is currently in discussions with PNC to establish a limited borrowing facility which would be secured by specific projects and possibly certain assets of the Company.

     Most of the Company’s contracts include stage or milestone payment clauses in which the customer advances funds to facilitate the cost of engineering, purchase of materials and production. These advance funds are a significant source of working capital, especially where the project is high dollar value and requires multiple years to complete.

      The Company is evaluating different business models to generate sales and working capital. These include providing contract training, revenue sharing and leasing. If successful, these alternate approaches may provide a more consistent and predictable cash flow to support general operations.

Critical Accounting Policies

     The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

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

Results of Operations
Thirteen weeks ended November 25, 2005 compared to thirteen weeks ended November 26, 2004.

     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

		Summary Table of Results

	13 weeks ended	13 weeks ended	Variance	Variance
	Nov 25, 05	Nov 26, 04	$	%

	(amounts in thousands)		( ) = Unfavorable

Sales:
Domestic	$2,332	$3,998	$(1,666)	(41.7%)
US Government	249	1,157	(908)	(78.5%)
International	3,625	2,596	1,029	39.6%

Total Sales	6,206	7,751	(1,545)	(19.9%)

Gross Profit	1,367	1,637	(270)	(16.5%)
Selling, general & administrative	2,267	4,224	1,957	46.3%
Research & development	86	170	84	49.4%
Operating loss	(986)	(2,757)	1,771	64.2%
Interest expense, net	321	440	119	27.1%
Other expense, net	10	57	47	82.5%
Income taxes	4	(4)	(8)	(200.0%)
Minority Interest	6	(1)	(7)	(700.0%)

Net loss	$(1,327)	$(3,249)	$1,922	59.2%
Net loss per common share	$(0.15)	$(0.43)	$0.28	65.1%

Net Loss.

     The Company had a net loss of $1,327,000, or $.15 per share (diluted), during the third quarter of fiscal 2006 versus a net loss of $3,249,000, or $.43 per share (diluted), for the third quarter of fiscal 2005, representing a decrease in net loss of $1,922,000 or 59.2%. This decrease

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

in net loss reflected reduced operating expenses and reduced interest and other expenses. The Company’s operating loss decreased by $1,771,000 or 64.2%.

Sales.

     Sales for the third quarter of fiscal 2006 were $6,206,000 as compared to $7,751, 000 for the third quarter of fiscal 2005, a decrease of $1,545,000 or 19.9%. Sales decreases were evidenced in all product areas except sterilizers and pilot training systems (PTS). The most significant decreases were evidenced in environmental (down $1,007,000, 53.6%), which had less activity both internationally and domestically for automotive applications, and hyperbaric (down $906,000, 80.6%) on reduced percent of completion (POC) revenue for a large hypobaric chamber order. Partial offsets were increases in sterilizers (up $280,000, 32.9%) and ATS (up $403,000, 13.5%). Sterilizers improved primarily on increased steam chamber sales while the ATS improvement reflected POC revenue on a large simulator project in the Company’s Polish subsidiary. We have historically experienced significant variability in our sales performance. This reflects the existing sales backlog, product and the nature of contract (size and performance time) mix, the manufacturing cycle and amount of time to effect installation and customer acceptance, and certain factors not in our control such as customer delays and the time required to obtain U.S. Government export licenses. One or a few contract sales may account for a substantial percentage of our quarterly revenue.

Domestic Sales.

     Overall, domestic sales in the third quarter of fiscal 2006 were $2,332,000 as compared to $3,998,000 in the third quarter of fiscal 2005, a decrease of $1,666,000 or 41.7%.This decrease primarily resulted from decreases in entertainment, hyperbaric and simulation sales with domestic sterilizer sales acting as a partial offset. Domestic sales represented 37.6% of the Company’s total sales in the third quarter of fiscal 2006, down from 51.6% for the third quarter of fiscal 2005. Sales to the U.S. Government in the third quarter of fiscal 2006 were $249,000 as compared to $1,157,000 in the third quarter of fiscal 2005, and represented 4.0% of total sales in the third quarter of fiscal 2006 versus 14.9% for the third quarter of fiscal 2005.

International Sales.

     International sales for the third quarter of fiscal 2006, including sales of the Company’s foreign subsidiaries, were $3,625,000 as compared to $2,596,000 in the third quarter of fiscal 2005, an increase of $1,029,000 or 39.6%, and represented 58.4% of total sales as compared to 33.5% in the third quarter of fiscal 2005. This increase resulted from the aforementioned increase in sales in the Company’s Polish subsidiary. Throughout our history, most of the sales for Aircrew Training Systems have been made to international customers. In the third quarter of fiscal 2006 there were sales of 10% or more to or relating to governments or commercial accounts in Japan ($451,000) and Pakistan ($948,000) and a domestic customer purchasing for Poland ($1,187,000). In the third quarter of fiscal 2005, international sales totaling at least 10% of total international sales were made to Malaysia ($1,203,000) and Italy ($525,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Gross Profit.

     Gross profit for the third quarter of fiscal 2006 was $1,367,000 as compared to $1,637,000 in the third quarter of fiscal 2005, a decrease of $270,000 or 16.5%, reflecting the sales decrease partially offset by a slight (0.9 percentage point) improvement in the gross profit rate as a percent of sales, which rose to 22.0% compared to 21.1% for the prior year. The quarter-to-quarter gross profit rate improvement resulted primarily from improved performance in most product areas, most notably sterilizers and environmental. We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by selling prices, the engineering cost of product enhancements, the amount of new product development required to meet contract specifications, the mix of materials, labor content and engineering effort in manufacturing costs, labor difficulties in field work including installation and customer acceptance, and the impact of claims settlements. We face a challenge to reduce costs and improve gross margins while implementing innovative new technologies.

Selling and Administrative Expenses.

     Selling and administrative expenses for the third quarter of fiscal 2006 were $2,267,000 as compared to $4,224,000 in the third quarter of fiscal 2005, a decrease of $1,957,000 or 46.3%, primarily reflecting a significant reduction in legal costs associated with the Company’s ongoing litigation and contract claims activities. Although reduced from the prior period, spending on legal matters is expected to continue to be significant for the foreseeable future.

     A significant portion of our selling and administrative spending is related to three activities: (1) legal and contract claims costs, (2) outside agent and sales personnel commissions on booked contracts and (3) additional accounting, legal and stockholder’s costs required to comply with applicable statutes, rules and regulations as a public company. We continue to review all of our spending categories in an effort to improve operating results.

Research and Development Expenses.

     Research and development expenses, which are charged to operations as incurred, were $86,000 for the third quarter of fiscal 2006 as compared to $170,000 for the third quarter of fiscal 2005, reflecting a decrease of $84,000 or 49.4%. The reduction primarily reflected the receipt of additional grant funds from the Turkish government for development work in the Company’s Turkish subsidiary.

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

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Interest Expense.

     Interest expense for the third quarter of fiscal 2006 was $321,000 as compared to $440,000 for the third quarter of fiscal 2005, a decrease of $119,000 or 27.1%. The decrease reflected increased interest income in the Company’s Polish subsidiary and reduced interest expense on lower debt including the redemption on August 1, 2005, of the Company’s long-term bonds, partially offset by additional deferred finance cost amortization. Interest expense includes interest on our debt, amortization of debt discount resulting from the beneficial conversion option of our subordinated debt and associated warrants issued with the subordinated debt, and amortization of deferred financing costs from our February 2003 Refinancing.

Other Income/Expense, Net

Other income/expense, net, was an expense of $10,000 for the third quarter of fiscal 2006 versus a net expense of $57,000 for the third quarter of fiscal 2005, a decrease of $47,000. The current quarter included higher miscellaneous income and reduced bank charges.

Provision for Income Taxes.

     Although the Company reported a pre-tax consolidated operating loss during the current fiscal quarter, no offsetting income tax benefit and corresponding deferred tax asset was recorded, due to the uncertain nature of their ultimate realization based on past performance and the potential that sufficient taxable income may not be generated in the near future. The Company will recognize these benefits only as reassessment demonstrates that they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. Income tax expense was recorded in the Company’s Polish subsidiary reflecting pre-tax earnings in that subsidiary.

     As of February 25, 2005, the Company had approximately $7.2 million of federal and $12.5 million of state net loss-carry forwards available to offset future income taxes, expiring through 2025. The Company has established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company’s income tax expense.

     The income tax benefit in the third quarter of fiscal 2005 reflected the loss in the Company’s Polish subsidiary.

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Results of Operations
Thirty-nine weeks ended November 25, 2005 compared to thirty-nine weeks ended November 26, 2004.

We have historically experienced significant variability in our revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

		Summary Table of Results

	39 weeks ended	39 weeks ended	Variance	Variance
	Nov 25, 05	Nov 26, 04	$	%

	(amounts in thousands)		( ) = unfavorable

Sales:
Domestic	$7,207	$9,377	$(2,170)	(23.1%)
US Government	2,370	2,225	145	6.5%
International	8,799	8,847	(48)	0.5%

Total Sales	18,376	20,449	(2,073)	(10.1%)

Gross Profit	4,102	3,652	450	12.3%
Selling, general & administrative	7,142	9,775	2,633	26.9%
Research & development	247	671	424	63.2%
Operating loss	(3,287)	(6,794)	3,507	51.6%
Interest expense, net	1,265	1,171	(94)	(8.0%)
Other expense, net	110	182	72	39.6%
Income taxes	4	(1,453)	(1,457)	(100.3%)
Minority interest	4	—	(4)	N/a

Net loss	$(4,670)	$(6,694)	$2,024	30.2%
Net loss per common share	$(0.52)	$(0.88)	$0.36	40.9%

Net Loss.

     The Company had a net loss of $4,670,000 or $.52 per share (diluted), during the first three quarters of fiscal 2006 versus a net loss of $6,694,000 or $.88 per share (diluted), for the first three quarters of fiscal 2005, representing a decrease in net loss of $2,024,000 or 30.2%. This decrease in net loss was due to a slight improvement in gross profit, despite the reduced sales volume, coupled with significantly reduced operating expenses. As a result of this, operating loss decreased by $3,507,000 or 51.6%. Additionally, last year the Company recognized tax benefits of $1,453,000 attributable to the operating losses, while this year the Company has had a small tax expense.

Sales.

     Sales in the first three quarters of fiscal 2006 were $18,376,000 as compared to $20,449,000 for the first three quarters of fiscal 2005, a decrease of $2,073,000 or 10.1%. Sales decreases were evidenced in all product lines except sterilizers reflecting reduced new contracts during the current period. Hyperbaric sales (down $1,271,000, 53.5%) reflected reduced POC revenue for two large chambers. Entertainment (down $907,000, 83.9%) in the prior period benefited from initial sales of newly introduced products. Environmental (down $492,000, 13.1%) reflected reduced automotive industry contracts. Simulation (down $422,000,

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

58.5%) evidenced a significant drop in domestic contracts, although international sales nearly doubled. Sterilizer sales in the current period were favorably impacted by multiple domestic sales of small and mid-size chambers.

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

Domestic Sales.

     Overall, domestic sales in the first three quarters of fiscal 2006 were $7,207,000 as compared to $9,377,000 for the first three quarters of fiscal 2005, a decrease of $2,170,000 or 23.1%. The decrease in domestic sales reflected declines in all product groups except sterilizers which increased $1,436,000 or 118.4%. Domestic sales represented 39.2% of our total sales in the first three quarters of fiscal 2006, compared to 45.9% for the first three quarters of fiscal 2005. Sales to the U.S. Government in the first three quarters of fiscal 2006 were $2,370,000 as compared to $2,225,000 for the first three quarters of fiscal 2005, an increase of $145,000 or 6.5%, and represented 12.9% of total sales in the first three quarters of fiscal 2006 versus 10.9% for the first three quarters of fiscal 2005. An increase in the current quarter in PTS sales was only partially offset by reduced Hyperbaric sales for a large chamber contract.

International Sales.

     International sales in the first three quarters of fiscal 2006, including sales of the Company’s foreign subsidiaries, were $8,799,000 as compared to $8,847,000 for the first three quarters of fiscal 2005, a decrease of $48,000 or 0.5%, and represented 47.9% of total sales in the first half of fiscal 2006, as compared to 43.2% for the first three quarters of fiscal 2005. A decrease in international environmental sales was nearly offset by an increase in the PTS sales in the Company’s Polish subsidiary. In the first three quarters of fiscal 2006, there were sales of 10% or more to or relating to governments or commercial accounts in Pakistan ($1,386,000) and a domestic customer purchasing for Poland ($3,163,000). In the first three quarters of fiscal 2005, international sales totaling at least 10% of total international sales were made to Malaysia ($3,343,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

     Gross profit in the first three quarters of fiscal 2006 was $4,102,000 as compared to $3,652,000 for the first three quarters of fiscal 2005, an increase of $450,000 or 12.3%. This increase resulted from an improvement in the gross profit rate as a percent of sales, increasing to 22.3% compared to 17.9% for the first three quarters of fiscal 2005. The period-to-period improvement was the result primarily of a shift in product mix to higher margin ATS sales and a significant improvement in environmental gross profit on a higher mix of domestic work. Historically, we have charged the cost of developing new product technologies to individual contracts and occasionally only a portion of these costs are covered by customer payments. Hyperbaric products performance reflected cost overruns on the Navy SDC project, which is the subject of a claim.

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

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

Selling and Administrative Expenses.

     Selling and administrative expenses in the first three quarters of fiscal 2006 were $7,142,000 as compared to $9,775,000 for the first three quarters of fiscal 2005, a decrease of $2,633,000 or 26.9%, primarily reflecting a significant reduction in legal costs associated with the Company’s ongoing litigation. Although reduced from the prior period, spending on legal matters is expected to continue to be significant for the foreseeable future.

     A significant portion of our selling and administrative spending is related to three activities; (1) legal and contract claims costs, (2) outside agent and sales personnel commissions on booked contracts, and (3) additional accounting, legal and stockholders’ costs required to comply with applicable statutes, rules and regulations as a public company. We have recently instituted a series of cost cutting measures and plan to continue to review all of our spending categories.

Research and Development Expenses.

     Research and development expenses, which are charged to operations as incurred, were $247,000 in the first three quarters of fiscal 2006 as compared to $671,000 for the first three quarters of fiscal 2005, reflecting a decrease of $424,000 or 63.2%. The reduction primarily reflected reduced activity in the Company’s Turkish subsidiary coupled with the receipt of additional grant funds from the Turkish government for development work in the Company’s Turkish subsidiary.

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

Interest Expense.

     Interest expense in the first three quarters of fiscal 2006 was $1,265,000 as compared to $1,171,000 for the first three quarters of fiscal 2005, representing an increase of $94,000 or 8.0%. The increase primarily reflected additional deferred finance charges resulting from a settlement of a lawsuit which was partially offset by additional interest income in the Company’s Polish subsidiary and reduced interest expense on lower debt including the redemption on August 1, 2005, of the Company’s long-term bonds. Interest expense includes interest on our debt, amortization of debt discount resulting from the beneficial conversion option of our

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

subordinated debt and associated warrants issued with the debt, and amortization of deferred financing costs from the Refinancing.

Other Income / Expense, Net

     Other income/expense, net, was a net expense of $110,000 for the first three quarters of fiscal 2006 versus a net expense of $182,000 for the first three quarters of fiscal 2005, a decrease of $72,000 or 39.6%. The current period included lower bank charges partially offset by higher foreign exchange loss.

Provision for Income Taxes.

     Although the Company reported a consolidated pre-tax operating loss for the first three quarters of fiscal 2006, no offsetting income tax benefit and corresponding deferred tax asset was recorded due to the uncertain nature of their ultimate realization based on past performance and the potential that sufficient taxable income may not be generated in the near future. The Company will recognize these benefits only as reassessment demonstrates that they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. Income tax expense was recorded in the Company’s Polish subsidiary reflecting pre-tax earnings in that subsidiary.

     As of February 25, 2005, the Company had approximately $7.2 million of federal and $12.5 million of state net loss carry forwards available to offset future income taxes, expiring through 2025. The Company has established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company’s income tax expense.

     Given our pre-tax loss for the first three quarters of the prior fiscal period ended November 26, 2004, we recognized a tax benefit in the first half of fiscal 2005 estimated at a 30.0% rate domestically and a consolidated estimated rate of 29.6%.

Liquidity and Capital Resources

      During the thirty-nine weeks ended November 25, 2005, operating activities required $7,531,000 of the Company’s cash. This primarily reflected the net operating loss, increases in inventories and costs and estimated earnings in excess of billings on uncompleted long-term contracts and decreases in customer deposits, other accrued liabilities and accounts payable. Acting as partial offsets were add-backs for non-cash expenses such as depreciation, software amortization and amortization of deferred finance charges, a decrease in accounts receivables and an increase in billings in excess of costs and estimated earnings on uncompleted long-term contracts. The increase in inventories primarily reflected the manufacture of a centrifuge which will be used to further develop and demonstrate to potential customers the Company’s Advanced Tactical flight Simulation capabilities, the production of Wild Earth entertainment simulators which have or will be contracted out for revenue sharing agreements, and the production of another stock-lot of the Company’s monoplace chambers.

     The Company’s investing activities required $706,000 during the thirty-nine weeks ended November 25, 2005, which consisted of purchases of capital equipment and capitalized software.

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

     The Company’s financing activities generated $252,000 during the thirty-nine weeks ended November 25, 2005 primarily reflecting the net cash in the Company’s restricted cash account after redemption of the Company’s long-term bonds.

     The cash collateral account served as security for the Company’s long-term bonds. On August 1, 2005, the Company utilized the restricted cash held by PNC to redeem all outstanding bonds. As of May 27, 2005, all of the deferred financing charges associated with this bond issue had been fully amortized to the Company’s statement of operations.

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

     On February 22, 2005, the PNC Agreement was amended. This amendment required the Company to increase the deposit as security in the restricted cash account to an amount equal to 100% of the sum of the amount available to be drawn on the Bond Letter of Credit. Additionally the EXIM borrowing facility was cancelled and the Tangible Net Worth covenant was reduced to $12,000,000 for all future reporting periods beginning with February 25, 2005. The rate on the Reimbursement Letter of Credit, which backs the Company’s long-term bonds, was reduced to 0.75% per annum.

     The PNC Agreement is scheduled to terminate in May 2006. The Company is currently in discussions with PNC to establish a limited borrowing facility, which would be secured by specific projects and possibly certain assets of the Company.

     As of November 25, 2005, the Company had used approximately $4,213,000 of the facility for international letters of credit.

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

     Subordinated Convertible Debt

      In connection with the financing provided by Mr. Lenfest on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 (the “Note”) and (ii) warrants to purchase 803,048 shares of the Company’s common stock. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Mr. Lenfest. The Note representing the subordinated debt accrues interest at the rate of 10% per annum and matures on February 18, 2009. (For the period from December 1, 2003 through November 30, 2006, the rate has been reduced to 8% per annum.) At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

     The obligations of the Company to Mr. Lenfest under the Convertible Note and Warrant Purchase Agreement are secured by a second lien on all of the assets of the Company, junior in rights to the lien in favor of PNC Bank, including all real property owned by the Company.

     Prior to the consummation of the Refinancing, Advanced Technology Asset Management, LLC (“ATAM”) (formerly ETC Asset Management, LLC), a shareholder of the Company and a holder of warrants to purchase 332,820 shares of the Company’s common stock, consented to the transactions contemplated under the PNC Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM’s consent, the Company issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants have substantially the same terms as the warrants issued to Mr. Lenfest. In March 2004, ATAM exercised all its warrants and received a total of 437,820 shares of common stock of the Company. The Company received proceeds of $586,410 from the exercise of these warrants.

      As a condition to amending the PNC Agreement on August 24, 2004, Mr. Lenfest, holder of the Company’s subordinated debt, agreed to issue to PNC on the Company’s behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr. Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and was issued a warrant to purchase 200,000 shares of stock under the same terms and conditions as his original warrant for 803,048 shares.

      On February 14, 2005, Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of common stock for approximately $3.9 million. Additionally, on February 14, 2005, Mr. Lenfest purchased 373,831 shares of the Company’s common stock for

Back to Contents

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

approximately $2.0 million. The purchased shares were sold to Mr. Lenfest at the prevailing market price for the Company’s common stock.

     As part of our subordinated debt agreement, at the end of each fiscal quarter and fiscal year the Company must meet three financial covenants: a. a maximum Leverage Ratio (defined as the ratio of total debt to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 4.03 times; b. a minimum Fixed Charge Ratio (defined as the ratio of the annualized sum of EBITDA minus expenditures for capital equipment and capitalized software to annualized fixed charges (interest payments, income taxes paid, and any cash dividends) of 1.06 times, and; c. a minimum Tangible Net Worth Ratio, which adjusts quarterly based on net income and common stock proceeds.

     At November 25, 2005, the Company failed to meet these covenants but has obtained a waiver of such violations from the subordinated lender. This waiver applies to the period through November 26, 2006. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

     Long-Term Bonds

     On March 15, 2000, the Company issued approximately $5,500,000 of unregistered Taxable Variable Rate Demand/Fixed Rate Revenue Bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on the Company’s revolving credit facility and to finance construction of an addition to the Company’s main plant in Southampton, Pennsylvania. The bonds were secured by an irrevocable direct pay Letter of Credit issued by PNC which expires on February 17, 2006 and which was secured by all assets of the Company. At February 25, 2005 they were also fully cash collateralized. The bonds carried a maturity date of April 1, 2020, bore a variable interest rate which adjusted each week to a rate required to remarket the bonds at full principal value with a cap of 17%, and were subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

     On June 30, 2005 the Company directed the trustee for the bonds to issue a redemption notice for all of the Company’s outstanding bonds. On August 1, 2005, the Company utilized the restricted cash held by PNC to redeem all outstanding bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to the Company’s statement of operations.

     Operating Capital

     Given the Company’s inability to borrow cash under the amended PNC Agreement, the Company may need to obtain additional sources of capital in order to continue growing and operating its business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to obtain such additional capital and that

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

the actions by PNC will not have a long-term material adverse effect on our business. As a public entity, the Company potentially has access to equity markets as a source of funding.

     Most of the Company’s contracts include stage or milestone payment clauses in which the customer advances funds to facilitate the cost of engineering, purchase of materials and production. These advance funds are a significant source of working capital, especially where the project is high dollar value and requires multiple years to complete.

     The company is evaluating different business models to generate sales and working capital. These include providing contract training, revenue sharing and leasing. If successful, these alternate approaches may provide a more consistent and predictable cash flow to support general operations.

     The Company believes that existing cash balances at November 25, 2005 and cash expected to be generated from operating activities will be sufficient to meet its future obligations through at least November 26, 2006.

     In reference to the Company’s outstanding claims with the U.S. Navy, to the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company’s liquidity and results of operations. Historically, the Company has generally had a favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 4 to the Consolidated Financial Statements, Accounts Receivable).

     The following table presents our contractual cash flow commitments on long-term debt and operating leases. See Note 7 to the Consolidated Financial Statements for additional information on our long-term debt and operating leases.

amounts in thousands	Payments due by Period

Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Subordinated debt, net of unamortized discount of $1,726	$8,274	—	—	$8,274	—

Total obligations	$8,274	$—	$—	$8,274	$—

•	Long-term debt is reported net of unamortized discount of $1,726,000 on the Company’s subordinated debt. See “Note 7. Long-Term Obligations and Credit Arrangements” to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal quarter ended November 25, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company’s investors.

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Contract Claims (See Note 4 to the Consolidated Financial Statements, Accounts Receivable)

     Historically, the Company has had positive experience with regard to its contract claims in that recoveries have generally exceeded the carrying value of claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. As of November 25, 2005, claims recorded against the U.S. Government totaled $3,004,000. However, there is no assurance that the Company will continue to have positive experience with regard to recoveries for its contract claims.

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

     In November 2003, the U.S. Government completed an audit of the submarine rescue decompression chamber project claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government’s Technical Report which questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and has formally requested a copy of the Technical Report. On July 22, 2004 the U.S. Government’s contracting officer issued a final decision on the claim, basically denying the claim in full. The Company has updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint which was filed in the court of Federal Claims in July 2005. On November 7, 2005, the Government filed its response to the Company’s complaint, basically contesting each of the items. The parties are currently drafting a Joint Preliminary Status Report that is due to be submitted to the Court by mid-January, 2006. Discovery will begin shortly thereafter and continue through September 2006. Additionally, the Company is reviewing the costs on the project for additional claim items which would be filed in a supplemental claim, if required.

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

Back to Contents

     Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

     The open balance of $700,000 due on the contract represents the total gross exposure to the Company on this contract. On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On October 8, 2003, the Thai government filed their defense with the Thai Arbitration Institute (TAI). Arbitration was conducted before a panel of three arbitrators in Bangkok, Thailand in August 2005. Although a decision on the dispute is expected to be issued in the next few months, the Company cannot predict when this may be forthcoming. Since the circumstances that caused a delay are commonly considered “force majeure” events, and since the contract under question allows for consideration of “force majeure” events, the Company believes that the open balance related to this contract is collectible and will continue to treat this balance as collectible until a final unappealable legal decision is rendered by a competent Thai tribunal at which time the Company would adjust the carrying value as required. The Company continues to enjoy a favorable relationship with the RTAF. It currently provides maintenance for the RTAF trainers that are the subject of the dispute and has sold a significant amount of additional equipment to the RTAF since this dispute began. Thus, we do not feel the initiation of legal action against the RTAF has affected our ability to obtain additional contracts with the RTAF. At this point, the Company is not able to determine what, if any, impact the extended completion period will ultimately have upon the receipt of final payment.

Backlog

     Our sales backlog at November 25, 2005 and February 25, 2005, for work to be performed and revenue to be recognized under written agreements after such dates, was $14,080,000 and $19,084,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at November 25, 2005 and February 25, 2005, for work to be performed and revenue to be recognized after such dates under written agreements, was $2,363,000 and $2,232,000, respectively. Of the November 25, 2005 backlog, we have contracts for approximately $12,191,000 for aircrew training systems and maintenance support, including $2,514,000 for Pakistan and $2,584,000 for the Japanese Defense Agency.

     The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

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

Item 4. Controls and Procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 25, 2005 (the “Evaluation Date” ), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended on the Evaluation Date.

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

Back to Contents

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

     In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney” ) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $65 million plus punitive damages. Both EnTCo and we believe that we have valid defenses to each of Disney’s counterclaims and intend to vigorously defend ourselves against these counterclaims. At this time, discovery is completed and the parties participated in a structured mediation in early December 2005, with no agreement forthcoming as of the date of this Form 10-Q. The case is scheduled to be placed in the trial pool after January 2006. Neither EnTCo nor we are able to predict the outcome of this matter.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     Exhibits:

Number	Item

3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated Bylaws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated January 9, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated January 9, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated January 9, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Back to Contents

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION

(Registrant)

Date: January 9, 2006	By:/s/ William F. Mitchell

William F. Mitchell President and Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2006	By:/s/ Duane D. Deaner

Duane D. Deaner Chief Financial Officer (Principal Financial and Accounting Officer)