Form 10-K
period 2006-02-24
ENVIRONMENTAL TECTONICS CORP
filed 2006-05-25
CIK 33113

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended February 24, 2006

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.

Commission File Number 1-10655

ENVIRONMENTAL TECTONICS CORPORATION

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1714256 (I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

As of August 26, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $32,494,000 based upon the closing sale price of the registrant’s common stock on the American Stock Exchange of $5.20 on such date. See footnote (1) below.

As of May 11, 2006, there were 9,037,937 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant’s 2006 Annual Report to Stockholders are incorporated by reference in Part II, Items 5, 6, 7, and 8.

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

FEBRUARY 24, 2006

(i)

Back to Contents

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

The Aircrew Training System segment generated 60%, 60% and 61% of our consolidated revenues for the fiscal years ended February 24, 2006, February 25, 2005 and February 27, 2004, respectively.

Back to Contents

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

Sales of Industrial Group products generated 40%, 40% and 39% of our consolidated revenues for the years ended February 24, 2006, February 25, 2005 and February 27, 2004, respectively.

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

Marketing

We currently market our products and services primarily through our sales offices and employees. At February 24, 2006, approximately 22 employees were committed to sales and marketing functions. We use branch offices in England, Turkey, Egypt, Singapore, the United Arab Emirates, Malaysia and Japan as well as the services of approximately 100 independent sales organizations in seeking foreign orders for our products.

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

Disaster Management Simulation. During fiscal 2006, our simulation line continued to expand its influence in the disaster management arena by contracting multiple training exercises for Baltimore/Washington International Airport (BWI) covering several different areas of airport disaster response including a security breach, a terrorism-related hazardous materials (HAZMAT) incident and airplane crash landings. They also constructed an Advanced Disaster Management Simulator ADMS-Drive Airport Ground Vehicle Driving Simulator for the Metropolitan Nashville Airport Authority. Locally, the line signed a contract with the Pennsylvania Southeast Region Counter-Terrorism Task Force (CTTF) to provide an ADMS-TEAM training system. In December 2005, the Netherlands National Institute for Fire Services and Disaster Management (NIBRA) passed its 10,000 th student through the ADMS training course originally developed and installed by ETC. Earlier this year, our next generation 20-station ADMS System passed initial acceptance by the South Korean National Fire Academy. ADMS has also been successfully utilized to conduct training exercises at the National War College in Washington, DC, and the Port of Jacksonville, Florida.

We will continue to enhance product applications by adding additional software objects and increasing interactivity between the various disaster scenarios.

Back to Contents

G-force and Disorientation Trainers.

During fiscal 2006, our ATFS–400 flight training centrifuge was accepted by the Royal Malaysian Air Force at a ceremony at the new Subang Air Base training facility close to Kuala Lumpur. This device was used by Malaysia to select the first Malaysian cosmonauts, one of which will be chosen to serve as a crewmember on the International Space Station in October 2007. We also began final assembly on our second ATFS-400 which will be used to support research and pilot and space flight training. Proprietary centrifuge and simulation technology, high-fidelity models of the airplane’s dynamic performance, the threats experienced by an aircraft in combat and other battle space factors are integrated into the motion controls to create a fully authentic flight environment for any specific combat aircraft.

We were able to expand the functionality of our Gyrolab line as we received significant orders from the Japanese Defense Agency for a GL-4000 and from a Middle Eastern customer for a GL-1500.

We plan to incorporate additional advanced tactical flight simulation (TFS) applications into additional products in the ATS line.

NASTAR

In fiscal 2006, we began construction of the National AeroSpace Training and Research Center (NASTAR Center). This center, set to open in January 2007, will offer a complete range of aviation training and research support for military and civil aviation as well as space travel and tourism. The NASTAR Center will house state of the art equipment including the ATFS-400, GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, Hypobaric Chamber and Night Vision and Night Vision Goggle Training System. These products represent 37 years of pioneering development and training solutions for the most rigorous stresses encountered during high performance aircraft flight including the effects of altitude exposure, High G exposure, spatial disorientation and escape from a disabled aircraft.

We reported research and development expenses of $422,000, $856,000 and $358,000 for the fiscal years ended February 24, 2006, February 25, 2005 and February 27, 2004, respectively. However, most of the cost of our research efforts, which were and continue to be a significant cost of our business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Subsidiaries

We presently have four operating subsidiaries. Entertainment Technology Corporation, our wholly-owned subsidiary, is a Pennsylvania corporation that focuses on the development, manufacturing and distribution of our entertainment products. ETC-PZL Aerospace Industries, our 95%-owned subsidiary, is a Polish corporation that manufactures simulators. ETC-Europe, our 99%-owned subsidiary, is a United Kingdom corporation that focuses on generating international sales. NASTAR Center LLC is our wholly-owned subsidiary which houses our NASTAR Center and all its activities. ETC-Delaware, our wholly-owned subsidiary, is a Delaware corporation that serves as a holding company.

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

Back to Contents

Patents and Trademarks

We presently hold the following patents which we deem significant to our operations:

Patent Number	Title	Expiration Date

5,051,094	“G-Force Trainer”	9/24/08
6,818,178 B2	“Method for High Vacuum Sterilization of Closures”	1/15/23

3.	We also hold a trademark on our logo, ETC®, as well as on the following products:

BARA-MED®	Medical Hyperbaric Chamber
DATAPRINT®	Digital Printer for Sterilizers
ETC®	Logo for Environmental Tectonics Corporation (Stylized Mark – See attached sample)
GAT-II®	General Aviation Trainer
G-LAB®	Human Centrifuge/USAF Type
GYROLAB®	Spatial Disorientation Device
MRC Monster Roll Cage®	Interactive Simulator in the Nature of an Amusement Ride Machine that incorporates Virtual Reality Effects (Stylized Mark – See attached sample)
THE RIDE WORKS®	(Facility for) Manufacture of Amusement and Entertainment Rides to the order and specification of others.

4.	ETC’s UNREGISTERED (™) TRADEMARKS are:

ADMS™	Advanced Disaster Management Simulator
ATFS™	Advanced Tactical Flight Simulator
Advanced Tactical Flight Simulator™	Advanced Tactical Flight Simulator, ATFS-100, -200, -300, -400
BARA-LAB™	Hyperbaric Chamber (other than medical)
BIG MAC™	Entertainment ride based on a multi-armed Centrifuge Device
CAS™	Conditioned Air Supply
DMI™	Disaster Management Institute
EAGLE-VISION™	Visual Performance/Procedures Trainer
EPC™	Engine Pressure Controller/Environmental System
ETC™	ETC Biomedical Systems (Stylized “ETC” with caduceus. See sample below).
ETC™	Entertainment Technology Corporation (Stylized “ETC” and name in color. See sample below).
G-FET™	Human Centrifuge (U.S. Navy type)
G-FET-II™	Human Centrifuge (Malaysian Air Force type)
G-MAS™	Missile Avoidance System

Back to Contents

(Centrifuge feature)
GRAPH MASTER PROGRAMMER™	Industrial Sterilizer Control
GUARDIAN MONITORING PACKAGE™	GMP features for Sterilizers
GYRO-1™	Multi-purpose basic Instrument Flight Trainer
GYRO-SAT™	Situational Awareness Trainer (feature of a Gyrolab)
GYROSIM™	Gyrolab as a Simulator
LANE MASTER™	Automobile Emissions Analyzer
MAC™	Entertainment Ride based on a Multi-Armed Centrifuge Device
NASTARSM CENTER	The National Aerospace Training & Research Center (Stylized Mark – see attached sample)
OASIS™	Software-driven tool to build Test and Training Systems and scoring them; curriculum development, capability assessment, etc.
ProFlyer™	Commercial Flight and Navigational Procedures Trainer meeting European regulations for civilian pilot training and certification
PRO-GENESIS™	Control Unit/column for Sterilizers
ProTrainer™	Commercial Instrument Procedures Trainer meeting FAA’s PCATD requirements
SENTRY 84™	Automobile Emissions Analyzer
SMOOTH RIDE™	Computer Control Profile for Hyperbaric Chambers
TNET™ and/orTRAINING NET™	Computer Software for training emergency personnel in firefighting, disaster management, etc.
TESS™	Total Emissions Suppression System, EtO Sterilizer
Thrills Without Ills™	Describing ETC’s entertainment rides, particularly those utilizing ETC’s Human Centrifuge Technology, which precludes motion sickness commonly associated with motion-based entertainment rides.
VPT-1000™	Visual Procedures Trainer

Customers

In the current fiscal year and throughout most of our history, we have made a substantial portion of our sales to a small number of customers that vary within any given fiscal year. We do not depend upon repeat orders from these same customers. We sell our aircrew training systems principally to U.S. and foreign governmental agencies. We sell sterilizers and environmental systems to commercial and governmental entities worldwide.

In fiscal 2006 two customers represented 10% or more of sales, L-3 Communications and the Pakistan Air Force, which together generated $7,509,000 or 30% of total sales. We do not have any relationship with these customers other than as customers. We expect to continue to conduct business with both of these customers in fiscal 2007, albeit at a much reduced level.

Foreign and Domestic Operations and Export Sales

During the fiscal years ended February 24, 2006, February 25, 2005 and February 27, 2004, approximately $2,586,000 (10%), $2,904,000 (10%) and $1,717,000 (7%), respectively, of our net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the U.S. Government.

During the fiscal years ended February 24, 2006, February 25, 2005 and February 27, 2004, $13,343,000 (53%), $12,912,000 (47%) and $15,421,000 (59%), respectively, of our net revenues were attributable to export sales, including those in our foreign subsidiaries. Our customers’ obligations to us with regards to export sales are normally secured by irrevocable letters of credit based on the creditworthiness of the customer and the geographic area of the world in which they are located.

Back to Contents

During the fiscal years ended February 24, 2006, February 25, 2005 and February 27, 2004, $9,140,000 (37%), $11,998,000 (43%) and $8,857,000 (34%), respectively, of our net revenues were attributable to domestic sales to customers other than the U.S. government. (See “Note 10. Business Segment Information” to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference).

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

Backlog

Our sales backlog at February 24, 2006 and February 25, 2005, for work to be performed and revenue to be recognized under written agreements after such dates, was $8,132,000 and $19,084,000 respectively. In addition, our training, maintenance and upgrade contracts backlog at February 24, 2006 and February 25, 2005, for work to be performed and revenue to be recognized after such dates under written agreements, was $1,774,000 and $2,232,000, respectively. Of the February 24, 2006 backlog, we have contracts for approximately $5,371,000 for aircrew training systems and maintenance support, including $2,243,000 for the Japanese Defense Agency, $975,000 for the Pakistan Air Force, and $798,000 for Singapore. We expect to complete approximately 94% of the February 24, 2006 backlog prior to February 23, 2007, the end of our 2007 fiscal year. Of the February 25, 2005 backlog, we completed approximately 82% by February 24, 2006.

The decrease in bookings and resulting backlog reflects the difficult world conditions for the Company’s products, especially in the ATS line.

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

Back to Contents

Compliance with Environmental Laws

We have not incurred during fiscal 2006, nor do we anticipate incurring during fiscal 2007, any material capital expenditures to maintain compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position.

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

Employees

On February 24, 2006, we had 223 full-time employees, of which four were employed in executive positions, 76 were engineers, engineering designers, or draftspeople, 52 were administrative (sales, sales support, accounting, etc.) and clerical personnel, and 91 were engaged principally in production, operations and field support.

Item 1A. Risk Factors

RISKS PARTICULAR TO OUR BUSINESS

Our business is subject to numerous risks and uncertainties which could cause our actual operating results and developments to be materially different from those expressed or implied in any of our public announcements or filings including this Annual Report on Form 10-K for the year ended February 24, 2006. These risks and uncertainties include the following items. This list is not inclusive of all the risks and uncertainties associated with our business.

We have major litigation and claims in process and these require a significant amount of management time and effort. Additionally, legal costs are a major portion of our general and administrative spending, thus redirecting funds from other operating activities.

Legal and claims costs in fiscal 2006 were $1.5 million or 16% of total general and administrative spending. It is expected that this spending level will increase in fiscal 2007 as open litigation nears the trial stage. Please see Item 3 (Legal Proceedings) for further information on our litigation.

There is a risk of an unfavorable outcome in litigation and resulting potential negative financial impact on our operating results.

In one of the cases of commercial litigation currently in progress, we have been counter-sued for an amount in excess of $65 million. While we believe we have valid defenses to each of the counterclaims and intend to vigorously defend ourselves against these counterclaims, an unfavorable outcome could result in an adverse material effect on our financial position. With respect to the claim against the U.S. government, recoveries have usually exceeded the carrying value of claims. However, these claims require significant management time and effort and normally take multiple years to resolve. Also, there is no assurance that we will always have positive experience with regard to recoveries for our contract claims, whether at the carrying values of the claims or amounts in excess of the carrying values of the claims.

Our sources of revenues are not consistent; in any given fiscal year a substantial portion of our revenues is derived from a small number of customers that may not be recurring customers in future years.

In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of customers. For example, in fiscal 2006 we generated approximately 30% of our revenues from sales to two customers, L-3 Communications and the Pakistan Air Force. In fiscal 2005, we generated approximately 36% of our revenues from sales to four customers, the Royal Malaysian Air Force, the United Kingdom Ministry of Defense, the Army Corp of Engineers, and a domestic customer. In fiscal 2004, we generated approximately 22% of our revenues from sales to two customers, the Royal Malaysian Air Force and the United Kingdom Ministry of Defense. We cannot be certain that our most significant customers will continue to order our products and services at the same level at which they have ordered them in the past. Due to the expensive nature and highly specialized market for our products and services, if any of these customers stops purchasing our products and services and we are unable to identify new customers in a timely manner, our business will be adversely affected.

Back to Contents

Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations.

We have a significant amount of indebtedness. Additionally, we will have to pay a 6% dividend payment on the $3,000,000 of preferred stock which we issued to Mr. Lenfest on April 7, 2006. We may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. During fiscal 2006, we experienced a negative cash flow of $8.5 million. At May 12, 2006, our total indebtedness was approximately $16.1 million, we had $3,000,000 of outstanding preferred stock, and our total stockholders’ equity was approximately $17.6 million.

Our ability to make debt payments depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control. Based upon our current level of operations and anticipated growth, we believe that cash on hand and borrowings under our equity line agreement with H.F. Lenfest will be adequate to meet our financial needs. There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to pay our debts or to make necessary capital expenditures, or that any refinancing of debt would be available on commercially reasonable terms or at all.

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

•

Although currently none of our debt bears interest at rates that vary with the prime rate of interest, it is expected that any additional debt which we might incur would carry a floating rate. If this were the case, any increases in the applicable prime rate of interest would reduce our earnings.

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

On May 19, 2006 we signed an amendment to our bank agreement with PNC Bank, National Association extending the termination date to June 30, 2006. This $5,000,000 facility is restricted to use for issuing letters of credit. As of May 12, 2006, we had used approximately $2,900,000 million of this facility for international letters of credit. We may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high.

Our subordinated debt agreement with Mr. Lenfest contains significant financial and operating covenants that limit the discretion of our management with respect to certain business matters. These covenants include, among others, restrictions on our ability to:

•	declare or pay dividends or any other distributions to our securities holders;
•	redeem or repurchase capital stock;
•	incur certain additional debt;

Back to Contents

•	place liens on our assets;
•	make certain payments and investments;
•	sell or otherwise dispose of assets; and
•	acquire or be acquired by other entities.

We must also meet certain financial ratios and tests under our agreement. If we do not comply with the obligations set forth in the agreement, it could result in an event of default, and possibly the acceleration of the related debt. Negative operating results would impact our future compliance with these covenants and could adversely affect our business.

Our liquidity and capitalization improved subsequent to fiscal year end when we signed an equity line agreement with H.F. Lenfest, a Director, significant shareholder and holder of our subordinated debt. Under certain conditions, we will have access to up to $15 million in cash to support operations. However, given our low beginning sales backlog and ongoing difficulty in obtaining new contracts, we may need to obtain additional sources of capital in order to continue growing and operating our business. Because we have established businesses in many markets, significant fixed assets including a building, and other business assets which can be used for security, we believe that we will be able to locate such additional sources of capital, although there is no assuredness that we will be successful in this endeavor.

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

In accordance with generally accepted accounting principles for long-term contracts, we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At February 24, 2006, $3.2 million or 93% of our costs and estimated earnings that exceeded our billings on uncompleted contracts related to contracts with two different customers. We are not able to bill these amounts unless we meet certain contractual milestones related to the production, delivery and integration of our products. Normally there will be a lag ranging from 24 to 36 months between performance and associated costs for these types of projects and billing and collection of payments. Our failure to meet these milestones by delivering and integrating our products in a timely manner may impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.

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

Back to Contents

If the commercial simulation business conducted by our Aircrew Training Systems Segment declines, our sales will decrease.

We have no assurance that our commercial simulation business will continue to succeed. Although our commercial simulation business was minimal in fiscal 2006, this segment historically contributes to our gross revenues in each fiscal year. This business is subject to many risks including:

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

We provide our products and services primarily through fixed-price or cost-reimbursable contracts. Fixed-price contracts provided approximately 94% of our sales for the fiscal year ended February 24, 2006. Under a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Therefore, unless there are customer-requested changes in scope or other changes in specifications which are reimbursable, we fully absorb cost overruns on fixed-price contracts and this reduces our profit margin on the contract. These cost overruns may result in us recognizing a loss on the contract. A further risk associated with fixed-price contracts is the difficulty of estimating sales and costs that are related to performance in accordance with contract specifications. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause a loss.

We did not have any sales for cost-reimbursable contracts for the fiscal year ended February 24, 2006. On a cost-reimbursable contract, we are paid up to predetermined funding levels determined by our customers on allowable incurred costs and generally a fee representing a profit on those costs, which can be fixed or variable depending on the contract’s pricing arrangement. Therefore, on a cost-reimbursable contract we do not bear the risks of unexpected cost overruns. U.S. Government regulations require that we notify our customer of any cost overruns or under runs on a cost-reimbursable contract on a timely basis. Should we be awarded any cost-reimbursable contracts in the future and incur costs in excess of the funding limitation specified in the cost-reimbursable contracts, we may not be able to recover those cost overruns.

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

Back to Contents

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

Although significant portions of our revenues are generated from the sale of our services and products in commercial markets, we cannot assure you that we will continue to compete successfully in these markets. Many of our commercial contracts contain fixed pricing. This subjects us to substantial risks relating to unexpected cost increases and other factors outside of our control. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts. In addition, a significant portion of our revenues on fixed-price contracts (72% in fiscal 2006) is recognized on a percentage-of-completion basis. This means that we calculate a ratio of costs incurred to costs expected to be incurred for each fixed-price job and then multiply that same ratio by the fixed-price contract value to determine total revenue to be recognized to date for each fixed-price job. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. To the extent that these adjustments result in a loss, reduction or elimination of previously reported profits, we would recognize a charge against current earnings, which could be material and have a negative effect on our business, financial condition or results of operations.

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

Our international business activities expose us to a variety of risks. Our international business including that from our foreign subsidiaries, accounted for approximately 53% of our sales in fiscal 2006 and 47% of our sales in fiscal 2005. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future. Our international business experiences many of the same risks our domestic business encounters as well as additional risks such as:

•	the effects of terrorism;
•	exchange rate fluctuations;

Back to Contents

•	a longer and more complicated collections cycle;
•	a high degree of corruption in some countries;
•	a general decline in the strength of the global economy;
•	the effect of foreign military or political conflicts and turmoil;
•	U.S. foreign policy decisions;
•	the extent, if any, of anti-American sentiment;
•	changes in foreign governmental trade, monetary and fiscal policies and laws;
•	export controls; and
•	political and economic instability.

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

In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the American Stock Exchange listing standards and rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retail additional outside legal, accounting and advisory services, all of which have caused and will continue to cause our general and administrative costs to increase. These and other costs of operating as a public company will continue to be a significant element of our general and administrative costs. Although we have not experienced any director and officer liability claims, insurers have increased and are likely to continue to increase premiums as a result of the (i) high claims rates they have incurred with other companies over the past years (ii) the high stock ownership position of some of our non-affiliated shareholders, and (iii) our reduced operating performance, and so our premiums for our directors’ and officers’ insurance policies are likely to continue to increase. Changes in the accounting rules and auditing standards, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we incur and report under generally accepted accounting principles and adversely affect our operating results.

Our fiscal 2006 new contract bookings and fiscal 2007 opening backlog is significantly lower than any comparable fiscal period for the most recent prior periods. Additionally, our sales backlog is not necessarily indicative of revenues that we will actually realize in fiscal year 2006 or at all.

Our new contract bookings for fiscal 2006 were approximately $13.7 million as compared to an average of $27.2 million for the last four fiscal years. Our opening backlog for fiscal 2007 is approximately $9.9 million. The opening backlog for fiscal years 2002 through 2005 was in excess of approximately $20 million for each year. Although our open proposal base remains strong, there is no assurance that we will be able to bring a significant amount of these contracts to award status. Additionally, we may not actually generate revenues in fiscal 2007 for all items included in our estimated backlog at the end of our 2006 fiscal year. While we estimate that approximately 94% of this $9.9 million backlog is expected to be completed prior to the end of our 2007 fiscal year, we are not certain that these projects will be completed so that we can record these revenues by such date, or at all. During fiscal 2006, we shipped approximately 82% of our February 25, 2005 backlog. Our backlog includes the total value of all contracts less the revenue earned on those contracts through the measurement date. Many of our government contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our backlog. Certain of our large contracts provide that we will not receive payment until the services under those contracts are requested and performed. We cannot assure that cancellations or adjustments in the terms of these contracts might not occur.

Back to Contents

Our operations could be hurt by terrorist attacks, war, disease and other activities or occurrences that make air travel difficult or reduce the willingness of our commercial airline customers to purchase our simulation products.

The demand for our various commercial simulation products and services is heavily dependent upon new orders from our commercial airline customers. In the event terrorist attacks, war, disease or other activities or occurrences make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline.

Geo-political and other factors may also limit or restrict our employees’ ability to gain entrance to foreign locations to sell products or perform contract services.

There is limited trading activity in our common stock which could make it more difficult for our investors to sell their shares of our common stock.

Our common stock is listed on the American Stock Exchange. Our average daily trading volume on the American Stock Exchange during fiscal 2006 was 4,362 shares. This limited trading activity may make it more difficult for investors to sell larger blocks of our common stock at prevailing prices as there are generally a small number of participants in the market for our common stock and such sales may lower the market price of our common stock.

The market price of our common stock may be volatile.

The market price of securities of thinly traded public companies has historically faced significant volatility. Although our common stock is traded on the American Stock Exchange, it does not experience a significant average daily trading volume. Accordingly, if one stockholder elects to either purchase or sell a block of our common stock, it may have a significant effect on the price of our common stock. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:

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

Back to Contents

Our officers and directors own a significant amount of our common stock which permits them to exert significant influence over the direction of our business and affairs.

As of May 11, 2006, our directors and executive officers own an aggregate of approximately 44.8% on a fully converted basis of our outstanding common stock. Given our equity line agreement with H.F. Lenfest and the lack of a bank facility, it is expected that this percentage will increase as we request additional funds and issue additional preferred stock under this agreement. Accordingly, these persons, if they act together, will be able to exert control over the direction of our business and affairs.

Item 2. Properties

We own our executive offices and principal production facilities located on a five acre site in the County Line Industrial Park, Southampton, Pennsylvania in an approximately 100,000 square foot steel and masonry building. Approximately 85,000 square feet of the building is devoted to manufacturing and 15,000 square feet of this building is devoted to office space. The original building was erected in 1969 and additions were most recently made in 2001. As of February 24, 2006, this property was pledged as collateral to secure the performance of our obligations under our revolving credit facility with PNC Bank, National Association and our subordinated debt financing with H.F. Lenfest. Additionally, we rent office space at various sales and support locations throughout the world and at ETC-PZL Aerospace Industries, our Polish subsidiary.

We consider our machinery and plant to be in satisfactory operating condition. Increases in the level of operations beyond what we expect in the current fiscal year might require us to obtain additional facilities and equipment.

Item 3. Legal Proceedings

In April 2003, Boenning & Scattergood, Inc. (“B&S”) filed suit against the Company in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services, which was entered into with a predecessor of B&S (the “B&S Agreement”). B&S alleged that it contacted the investors in the Company’s February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. On August 17, 2005 the Company entered into an agreement to settle this litigation. The agreement was entered into for the purpose of resolving contested claims and disputes as well as avoiding the substantial costs, expenses and uncertainties associated with protracted and complex litigation, and was not an admission of fault or liability by either party. Under the guidance of FASB Statement No.5, an amount representing a probable settlement had been accrued in a prior period, so the payment under the settlement had no material impact on the Company’s results of operations for the fiscal second quarter.

In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $65 million plus punitive damages. Both EnTCo and we believe that we have valid defenses to each of Disney’s counterclaims and intend to vigorously defend ourselves against these counterclaims. Discovery has been completed and the parties participated in a structured mediation in early December 2005, with no agreement forthcoming as of the date of this Annual Report on Form 10-K. The case is not currently scheduled for trial. Neither EnTCo nor we are able to predict the outcome of this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were presented to our stockholders during the fourth quarter of fiscal 2006.

Back to Contents

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

On April 7, 2006, ETC entered into a Preferred Stock Purchase Agreement (the “Agreement”) with H. F. “Gerry” Lenfest, a Director, significant shareholder and holder of our subordinated debt. The Agreement permits us to unilaterally draw down up to $15 million over the next eighteen (18) months in exchange for shares of our newly-created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six (6) percent per annum. After three (3) years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of our common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns will not be permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Agreement also allows us to redeem any outstanding Preferred Stock any time within the six (6) year term of the Agreement. The Preferred Stock will vote with the ETC common stock on an as converted basis.

In connection with the execution of the Agreement, we drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. The proceeds are being used for general corporate purposes.

Additionally, see information appearing under the heading “Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We also have not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates although we may enter into such transactions in the future. Although currently none of our debt bears interest at rates that vary with the prime rate of interest, it is expected that any additional debt which we might incur would carry a floating rate. If this were the case, any increases in the applicable prime rate of interest would reduce our earnings. With respect to currency risk, where we have a contract which is denominated in a foreign currency, we often establish local in-country bank accounts and fund in-country expenses in the local currency, thus creating a “natural” currency hedge for a portion of the contract.

Item 8. Financial Statements and Supplementary Data

See the information appearing under the headings “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 24, 2006 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Back to Contents

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information, as of May 12, 2006, with respect to our directors and executive officers:

Name	Age	Served as Director or Officer Since (1)	Positions and Offices

William F. Mitchell (2)	64	1969	Chairman of the Board, President and Director
Howard W. Kelley (3)	64	2002	Director
George K. Anderson, M.D. (4)	60	2003	Director
H.F. Lenfest (5)	76	2003	Director
Alan M. Gemmill (6)	59	2006	Director
Duane D. Deaner (7)	58	1996	Chief Financial Officer

(1)	Directors are elected for one-year terms.
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

(3)

Mr. Kelley is President of Sally Corporation, Jacksonville, Florida, which is one of the oldest and largest designers and fabricators of animation robotics and dark ride attractions used worldwide in theme parks, museums and entertainment attractions. Mr. Kelley is also Chairman of the Board of American Access Technologies, Inc. (NASDAQ:AATK). AAT is a Florida-based manufacturer of zone cabling and wireless equipment. He previously spent over 25 years in the broadcasting industry, including ten years in television management as a news director and later as Vice President and General Manager of Channel 12 WTLV (NBC) in Jacksonville, Florida. He is the former Chairman of the Board of Tempus Software, a medical software development firm located in Jacksonville, Florida. He has also previously served as broadcast strategic planner for a major U.S. communications company and as director of several U.S. technology firms with international business activities. In the academic arena, Mr. Kelley serves as an executive professor at the University of North Florida College of Business Administration, and is a college adjunct instructor on Internet technology and E-commerce on the Internet. He is a graduate of the University of Florida and Harvard Business School PMD.

(4)

Dr. Anderson is an experienced physician executive. He served in the Air Force as a flight surgeon, aerospace medicine staff officer, and commander of several medical organizations in Korea, Germany, and United States. He retired from active duty in the grade of Major General. Following his thirty years of military service, he transitioned to executive positions in the private sector. He served as Chief Executive Officer of the Koop Foundation from 1997 to 1998 and as Chief Executive Officer at Oceania, Inc., a medical software company, from 1999 to 2001. A period of practice as an independent medical technology consultant was followed by his current role as Executive Director of the Association of Military Surgeons of the United States (AMSUS). AMSUS, the nonprofit Society of the Federal Health agencies, operates from a headquarters located in Bethesda, Maryland.”

(5)

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

Back to Contents

(6)

Mr. Gemmill is a retired U.S. Navy Rear Admiral. He graduated from the University of Arizona with a B.S. in Aerospace Engineering and was commissioned through Aviation Officer Candidate School. He began his career flying F-4 Phantoms before graduating first in his class from U.S. Naval Test Pilot School in Patuxent River, Maryland in 1974. After a brief stint as a test pilot and instructor, Mr. Gemmill then served numerous positions in Fighter Squadrons and on various ships including two deployments to the Arabian Gulf during Desert Shield and Desert Storm. From 1995 through 1999 he served as Deputy for Readiness and Deputy for Operations for the U.S. Pacific Command and as Assistant Deputy Chief of Staff for Aviation, U.S. Marine Corps. He was promoted to Rear Admiral on October 30, 1997. His last assignment before retirement from the Navy was as Head, Aircraft Carriers Program and Head, Naval Aviation Training. Rear Admiral Gemmill has almost 4,000 flight hours and 1,000 carrier landings. He has a Master of Science in Systems Management from the University of Southern California. His personal decorations include the Defense Superior Service Medal, Legion of Merit, Meritorious Service Medal, the Strike/Flight Air Medal and the Navy Commendation Medal. He is currently Director of Marketing and Sales for LSA Incorporated, a small business in Arlington, Virginia and Exton, Pennsylvania.

(7)

Mr. Deaner has served as our Chief Financial Officer since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995. Mr. Deaner received an MBA in Finance from Temple University and a B.A. in Mathematics from Millersville University in Pennsylvania.

Committees of the Board of Directors

During the fiscal year ended February 24, 2006, the Board of Directors held three meetings. All members of the Board of Directors attended all of the meetings of the Board of Directors held while they were members of the Board of Directors.

During the fiscal year ended February 24, 2006, we had an Audit Committee consisting of Messrs. Kelley, Gemmill and Anderson. Mr. Kelley serves as the Chairman and the “financial expert” (as defined by the American Stock Exchange) and has been designated as the Audit Committee Financial Expert as defined by the rules of the Securities and Exchange Commission. In addition, all members of the Audit Committee meet the financial literacy requirements of the American Stock Exchange and are independent under the rules of the American Stock Exchange. The Audit Committee held two meetings during the year ended February 24, 2006. Among other responsibilities, the Audit Committee meets (via face-to face or via telephone) with the external auditors to review and make recommendations to management concerning (if appropriate) the quarterly and annual financial results and the reports on Forms 10-Q and 10-K. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent accountants in their preparation or issuance of an audit report or the performance of other audit and review services.

Messrs. Kelley, Gemmill and Anderson also served on our Compensation Committee during the year ended February 24, 2006, with Mr. Gemmill serving as Chairman. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel. This Committee met for its annual review in September 2005.

Messrs. Kelley, Gemmill and Anderson also served on our Nominating and Governance Committee during the year ended February 24, 2006, with Dr. Anderson serving as Chairman. The Nominating and Governance Committee is charged with finding and recommending new Board members and with ensuring our compliance with all regulatory governance requirements. This Committee met for its annual review in February 2006.

Messrs. Kelley and Anderson also served on our Committee to Recommend Directors Compensation. During fiscal 2006, our directors who did not serve as officers were paid a fee of $2,000 (either in cash or equivalent value of common stock of the Company) per quarter for attending Board of Directors and committee meetings. Additionally, under a plan approved by the shareholders in September 2005, non-employee directors may be awarded options to purchase common stock of the Company at fair market value.

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

Back to Contents

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The rules of the SEC regarding the filing of Section 16(a) reports require that “late filings” of Section 16(a) reports be disclosed in our proxy statement.

Based solely on our review of the copies of such forms which we received, or written representations from reporting persons that no Section 16(a) reports were required for those persons, Messrs. Mitchell, Kelley, Anderson and Gemmill each had one late filing. We believe that our greater than ten percent beneficial owners complied with all applicable filing requirements.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation we paid to our Chief Executive Officer for services rendered during fiscal years 2006, 2005 and 2004. There are no other executive officers whose total annual salary and bonus exceeds $100,000. The footnotes to the table provide additional information concerning our compensation and benefit programs.

Annual Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation (2)	All Other Compensation ($)(3)

William F. Mitchell,	2006	225,000	0	—	4,378
President and Chief	2005	225,000	0	—	4,958
Executive Officer	2004	225,000	9,172	—	4,707
(1)

These amounts represent a portion of a deferred bonus from fiscal 1999 due 75% in 1999 and 5% in each of the five following fiscal years. No bonus awards for fiscal 2004, 2005 or 2006 were paid. No deferred bonus amounts from fiscal 1999 were paid in fiscal 2005 or 2006.

(2)	Our executive officers receive certain perquisites. For fiscal years 2004, 2005 and 2006, the perquisites received by Mr. Mitchell did not exceed the lesser of $50,000 or 10% of his salary and bonus.
(3)	These amounts represent our contribution for Mr. Mitchell to ETC’s Retirement Savings Plan.

Back to Contents

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 11, 2006, the number of shares and percentage of our common stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to our knowledge, more than 5% of our outstanding common stock. The table also sets forth the holdings of all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock

William F. Mitchell (2)	1,271,398	(3)	14.1%
c/o Environmental Tectonics Corporation
County Line Industrial Park
Southampton, PA 18966

Howard W. Kelley (4)	29,598	(5)	*
c/o Sally Corporation
745 West Forsyth Street
Jacksonville, FL 32204

George K. Anderson, M.D. (4)	51,100	(6)	1.0%
8 Little Harbor Way
Annapolis, MD 21403

H.F. Lenfest (4)	3,801,121	(7)	33.2%
c/o The Lenfest Group
Fire Tower Bridge-Suite 460
300 Barr Harbor Drive
West Conshohocken, PA 19428

Alan M. Gemmill (4)	5,200	(8)	*
941 Upper Hastings Way
Virginia Beach, VA 23452

T. Todd Martin, III	1,710,330	(9)	18.9%
50 Midtown Park East
Mobile, AL 36606

Emerald Advisors, Inc.	953,648	(10)	10.6%
1703 Oregon Pike
Suite 101
Lancaster, PA 17601

Pete L. Stephens, M.D.	693,500	(11)	7.7%
31 Ribaut Drive
Hilton Head Island, SC 29926

All directors and executive
officers as a group (6 persons)	5,173,043	(12)	44.8%

* less than 1%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2)	Chairman of the Board, President and Director of the Corporation.
(3)	Includes 133,200 shares of common stock held by Mr. Mitchell’s wife.
(4)	Director of the Company.
(5)	Includes 25,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.
(6)	Includes 50,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.
(7)

Includes 1,818,181 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000 and 606,060 shares of common stock issuable upon conversion of 3,000 shares of Preferred Stock issued on April 6, 2006.

(8)	Includes 5,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.
(9)

Includes 1,165,320 shares of common stock owned by Advanced Technology Asset Management, LLC (formerly ETC Asset Management, LLC) (“ATAM”), a limited liability company of which T. Todd Martin, III is manager. Also includes 473,610 shares of common stock owned by Mr. Martin, 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 14,300 shares owned by Mr. Martin jointly with his spouse, 7,000 shares owned by trusts of which Mr. Martin is trustee, and 6,200 shares owned by Perdido Investors, LLC, of which Mr. Martin is the manager.

Back to Contents

(10)	Emerald Advisors, Inc., has sole voting power with respect to 489,648 shares of common stock and sole dispositive power over 953,648 shares of common stock.
(11)	Includes 292,330 shares of common stock held by or for the benefit of Dr. Stephens’ wife and two of his children.
(12)

Includes 80,000 shares of common stock which may be acquired by Members of the Board upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable, 1,818,181 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000 and 606,060 shares of common stock issuable upon conversion of 3,000 shares of Preferred Stock issued on April 6, 2006, both of which may be acquired by Mr. Lenfest, and 14,626 shares of common stock which may be acquired by Duane Deaner, our chief financial officer, upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable.

For information regarding our equity compensation plans, please see the Equity Compensation Plan Information section of the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

On February 19, 2003, we completed a refinancing of our indebtedness with the PNC Bank, National Association and H.F. Lenfest in the aggregate amount of $29,800,000. Pursuant to the terms of a Convertible Note and Warrant Purchase Agreement, dated February 18, 2003, between us and Mr. Lenfest, we issued to Mr. Lenfest (i) a 10% senior subordinated convertible promissory note in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of our common stock. As a condition to closing the financing, we appointed Mr. Lenfest to our Board of Directors. On October 25, 2004, Mr. Lenfest executed a Limited Guaranty Agreement which guaranteed the Company’s $5 million Letter of Credit facility with PNC, and in connection therewith, we issued a Stock Purchase Warrant to Mr. Lenfest pursuant to which Mr. Lenfest was entitled to purchase up to 200,000 shares of our common stock at an exercise price equal to the lesser of $4.00 per share or 2/3 of the average daily high and low closing price of our common stock during the 25 day trading period immediately preceding the date of exercise. On February 14, 2005 Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of unregistered common stock and purchased an additional 373,831 shares of unregistered common stock for approximately $2 million. Under the American Stock Exchange listing rules, shareholder approval was required for this transaction and was included as a proxy item at our annual meeting in 2005. Shareholder approval was received at our 2005 annual meeting.

On April 6, 2006, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Mr. Lenfest. The Agreement permits us to unilaterally draw down up to $15 million over the next eighteen (18) months in exchange for shares of the Company’s newly-created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six (6) percent per annum. After three (3) years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of the Company’s common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns will not be permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Agreement also allows for the Company to redeem any outstanding Preferred Stock any time within the six (6) year term of the Agreement. The Preferred Stock will vote with the ETC common stock on an as converted basis.

In connection with the execution of the Agreement, the Company drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share.

For a more detailed description of the financing provided by Mr. Lenfest and PNC, see the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

Prior to the consummation of the February 19, 2003 refinancing, ATAM, a shareholder and a holder of warrants to purchase 332,820 shares of our common stock, consented to the financing transactions with PNC and Mr. Lenfest including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM’s consent and waiver, we issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants had substantially the same terms as the warrants issued to Mr. Lenfest. As of the date that these warrants were issued to ATAM, it was the beneficial owner of greater than 5% of our common stock as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In fiscal year 2005, ATAM exercised all its warrants and received a total of 437,820 shares of our common stock.

Back to Contents

Item 14. Principal Accounting Fees and Services

Under the Company’s Bylaws and the charter of the Audit Committee of the Board of Directors, authority to select the Company’s auditors rests with the Audit Committee of the Board of Directors. Such selection is made through formal act of the Audit Committee. It has not been and is not the Company’s policy to submit selection of its auditors to the vote of the shareholders because there is no legal requirement to do so. Grant Thornton LLP, an independent registered public accounting firm, was the Company’s auditor for the fiscal year ended February 24, 2006. Auditors have not been selected for the current fiscal year. A representative of Grant Thornton is expected to be present at the Annual Meeting and will be given an opportunity to make a statement to the shareholders, if he or she desires to do so. Grant Thornton’s representative will also be available to answer appropriate questions from shareholders.

Set forth below is information relating to the aggregate Grant Thornton LLP fees for professional services provided to the Company for the fiscal year ended February 24, 2006:

Audit Fees

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the fiscal years ended February 24, 2006 and February 25, 2005, respectively, and fees billed for other services rendered by Grant Thornton LLP.

	FY 2006	FY 2005

Audit Fees	$98,508	$96,500
Audit related fees (1)	$54,276	$29,000

Audit and audit related fees	$152,784	$125,500
Tax fees (2)	$23,805	$52,757

Total fees	$176,589	$178,257
(1)	Audit related fees consist primarily of employee benefit plan audits and assistance with foreign statutory financial statements.
(2)	Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

Back to Contents

PART IV

Item 16. Exhibits and Financial Statement Schedules.

(a)	Exhibits:

Number	Item

3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.
3.1(i)	Statement with respect to shares of Series B Convertible Preferred Stock, filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.
3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.
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

Back to Contents

Number	Item

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
10.25

2005 Non-employee Director Stock Option Plan, incorporated by reference to Annex A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 16, 2005 and incorporated herein by reference. *

10.26

Preferred Stock Purchase Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

10.27

Registration Rights Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.2 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

13	Portions of Registrant’s 2006 Annual Report to Shareholders which are incorporated by reference into this Form 10-K
21	Subsidiaries of the Registrant.
23	Consent of Grant Thornton LLP.
31.1	Certification dated May 25, 2006 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer.
31.2	Certification dated May 25, 2006 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer.
32

Certification dated May 25, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.

*	Represents a management contract or a compensatory plan or arrangement.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION
By:	/s/ William F. Mitchell

William F. Mitchell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William F. Mitchell William F. Mitchell	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	May 25, 2006

/s/ Duane D. Deaner Duane D. Deaner	Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2006

/s/ Howard W. Kelley Howard W. Kelley	Director	May 25, 2006

/s/ H.F. Lenfest H.F. Lenfest	Director	May 25, 2006

/s/ George K. Anderson George K. Anderson, M.D.	Director	May 25, 2006

/s/ Alan M. Gemmill Alan M. Gemmill	Director	May 25, 2006

Back to Contents

EXHIBIT INDEX

Exhibit No.	Item

13	Portions of Registrant’s 2006 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.
21	Subsidiaries of the Registrant.
23	Consent of Grant Thornton LLP.
31.1	Certification dated May 25, 2006 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer.
31.2	Certification dated May 25, 2006 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer.
32

Certification dated May 25, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.