Form 10-Q
period 2006-05-26
ENVIRONMENTAL TECTONICS CORP
filed 2006-07-10
CIK 33113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2006

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

Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined on Rule 12b-2 of the Exchange Act).

Yes      No

As of June 23, 2006, there were 9,037,937 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Tectonics Corporation

Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except share and per share information)

	Thirteen Weeks Ended

	May 26, 2006	May 27, 2005

Net sales	$4,575	$5,915
Cost of goods sold	3,561	4,433

Gross profit	1,014	1,482

Operating expenses:
Selling and administrative	2,233	2,627
Research and development	223	7

	2,456	2,634

Operating loss	(1,442)	(1,152)

Other expenses:
Interest expense	282	550
Other, net	50	24

	332	574

Loss before income taxes	(1,774)	(1,726)
Provision for income taxes	5	—

Loss before minority interest	(1,779)	(1,726)
Loss attributable to minority interest	(8)	(3)

Net loss	$(1,771)	$(1,723)

Per share information:
Basic and diluted loss per share	$(0.20)	$(0.19)
Basic and diluted weighted average number of common shares	9,035,000	9,019,000

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation

Consolidated Balance Sheets

(amounts in thousands, except share information)

	May 26, 2006	February 24, 2006

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,268	$3,566
Cash equivalents restricted	17	16
Accounts receivable, net	5,892	6,021
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	4,717	3,480
Inventories	11,548	10,734
Deferred tax asset	1,558	1,558
Prepaid expenses and other current assets	647	564

Total current assets	27,647	25,939

Property, plant and equipment, at cost, net of accumulated depreciation of $12,299 at May 26, 2006 and $12,134 at February 24, 2006	4,310	4,392
Software development costs, net of accumulated amortization of $10,180 at May 26, 2006 and $9,882 at February 24, 2006	2,549	2,832
Goodwill and intangibles	455	455
Other assets, net	60	49

Total assets	$35,021	$33,667

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable – trade	$1,519	$2,111
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	1,457	1,118
Customer deposits	1,330	877
Accrued liabilities	1,756	2,013

Total current liabilities	6,062	6,119

Long-term debt:
Subordinated debt	8,482	8,376

	8,482	8,376

Deferred income taxes	1,558	1,558

Total liabilities	16,102	16,053

Minority interest	53	61
Stockholders’ Equity
Cumulative convertible preferred stock, $.05 par value, 15,000 shares authorized; 3,000 shares issued and outstanding at May 26, 2006	3,000	—
Common stock; $.05 par value; 20,000,000 shares authorized; 9,037,937 and 9,024,804 shares issued and outstanding at May 26, 2006 and February 24, 2006, respectively	451	451
Capital contributed in excess of par value of common stock	16,592	16,584
Accumulated other comprehensive loss	(149)	(249)
Retained (deficit) earnings	(1,028)	767

Total stockholders’ equity	18,866	17,553

Total liabilities and stockholders’ equity	$35,021	$33,667

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Thirteen Weeks Ended

	May 26, 2006	May 27, 2005

Cash flows from operating activities:
Net loss	$(1,771)	$(1,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	463	709
Non-cash interest expense	106	90
Provision for losses on accounts receivable and inventories	146	144
Minority interest	(8)	(3)
Compensation cost	8	—
Changes in operating assets and liabilities:
Accounts receivable	129	(1,022)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(1,237)	(56)
Inventories	(960)	(425)
Prepaid expenses and other current assets	(83)	(240)
Other assets	(11)	—
Accounts payable	(592)	(1,323)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	339	254
Customer deposits	453	(560)
Other accrued liabilities	(257)	(908)

Net cash used in operating activities	(3,275)	(5,063)

Cash flows from investing activities:
Acquisition of equipment	(83)	(99)
Capitalized software development costs	(15)	(194)

Net cash used in investing activities	(98)	(293)

Cash flows from financing activities:
Repayment of long-term bonds	—	(275)
Cash equivalents, restricted	(1)	395
Preferred stock	3,000	—
Dividends payable	(24)	—

Net cash provided by financing activities	2,975	120

Effect of exchange rate changes on cash	100	11

Net decrease in cash and cash equivalents	(298)	(5,225)
Cash and cash equivalents at beginning of period	3,566	12,041

Cash and cash equivalents at end of period	$3,268	$6,816

Supplemental schedule of cash flow information:
Interest paid	203	457
Income taxes paid	—	4
Supplemental information on non-cash operating and investing activities:
None

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements

(amounts in dollars, except where noted and share and per share information)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation (“ETC” or the “Company”), Entertainment Technology Corporation (“EnTCo”), ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary, and ETC-PZL Aerospace Industries, Ltd. (“ETC-PZL”), its 95% owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2006.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $1,178,000 at May 26, 2006 and $1,032,000 at February 24, 2006):

	May 26, 2006	February 24, 2006

	(amounts in thousands)
Raw materials	$149	$158
Work in process	9,698	8,803
Finished goods	1,701	1,773

Total	$11,548	$10,734

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

Revenue Recognition

The Company recognizes revenue using three methods:

On long-term contracts, the percentage-of-completion (“POC”) method is applied based on costs incurred as a percentage of estimated total costs. This percentage is multiplied by the total estimated revenue under a contract to calculate the amount of revenue recognized in an accounting period. Revenue recognized on uncompleted long-term contracts in excess of amounts billed to customers is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which the Company learns the facts which require it to revise the cost and profit estimates. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. Retainage is generally due within one year of completion of the contract. Revenue recognition under the POC method involves significant estimates.

Effective with the beginning of fiscal 2005, the Company changed the parameters for application of the POC method of revenue recognition. The minimum contract value was raised to include all contracts over $250,000 and the minimum completion period was shortened to six months for a contract to apply for this method. In prior years, the Company applied the POC method of revenue recognition to contracts over $100,000 in value with a completion period of one year or more. Given the nature and mix of contracts booked in the recent years, the Company feels adjusting the criteria in this way allows for a more representative reporting of the production flow and the earnings process. The Company is unable to quantify the impact this change would have had on prior years.

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

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

Net loss per share

Basic loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares outstanding during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued (e.g., upon exercise of stock options). Potentially dilutive common shares are not included in the computation of diluted earnings per share if they are anti-dilutive. Net loss per share as reported for each period was not adjusted for potential common shares, as they are anti-dilutive.

At May 26, 2006, options to purchase the Company’s common stock totaling 327,939 shares were outstanding, none of which were included in the computation of diluted earnings per share as the effect of such inclusion would be anti-dilutive. Additionally, the Company had subordinated debt with a face value of $10,000,000, which was convertible to common stock at an exercise price of $6.05 per share, equating to 1,652,893 shares of common stock if fully converted. Upon each conversion of the subordinated note the holder will be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the subordinated note were to be converted into shares of common stock, then warrants to purchase an additional 165,289 shares of common stock would be issued, bringing the total shares of common stock to be issued to 1,818,182. None of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.

At May 27, 2005, the Company had outstanding employee common stock options totaling 276,162 shares which were not included in the computation of diluted earnings per share as the effect of such inclusion would be anti-dilutive. Additionally, the Company had subordinated debt with a face value of $10,000,000 which was convertible to common stock at an exercise price of $6.05 per share, equating to 1,652,893 shares if fully converted to common shares. Upon each conversion of the subordinated note, the holder will be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire amount of subordinated debt were to be converted into common shares, warrants to purchase an additional 165,289 shares would be issued, bringing the total shares to be issued to 1,818,182. None of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Share-Based Compensation

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) effective February 25, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options using the intrinsic value method of APB Opinion No. 25, and it did not recognize compensation expense in its income statement for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also provided certain pro forma disclosures for stock option awards as if the fair value-based approach of SFAS No. 123 had been applied.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after February 24, 2006. Additionally, for unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R) which have not been fully expensed in prior years, either in the Company’s income statement or in pro forma disclosures in the notes thereto, the Company will recognize compensation expense in the same manner as was used in its income statement or for pro forma disclosures prior to the effective date of its adoption SFAS No. 123(R).

The cost for stock option employee compensation was approximately $8,000 for the first quarter of fiscal 2007.

As of May 27, 2006, the remaining prospective pre-tax cost of unvested stock option employee compensation was approximately $62,000 which will be expensed on a pro-rata basis going forward.

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock option employee compensation for the first quarter of fiscal 2006:

(amounts in thousands)	Thirteen weeks ended May 27, 2005

Net loss, as reported	$1,723
Less: stock-based compensation costs determined under fair market value based methods for all awards	(8)

Net loss, pro forma	$1,731
Loss per share of common stock-basic:
As reported	$0.19
Pro forma	$0.19
Loss per share of common stock—diluted:
As reported	$0.19
Pro forma	$0.19

There were no grants of stock options during the thirteen weeks ended May 26, 2006 or May 27, 2005.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

2.	Accounts Receivable:

The components of accounts receivable at May 26, 2006 and February 24, 2006 are as follows:

(amounts in thousands)	May 26, 2006	Feb. 24, 2006

U.S. government receivables billed and unbilled contract costs subject to negotiation	$3,132	$3,346
U.S. commercial receivables billed	1,944	2,297
International receivables billed	1,781	1,343

	6,857	6,986
Less allowance for doubtful accounts	(965)	(965)

	$5,892	$6,021

U.S. government receivables billed and unbilled contract costs subject to negotiation:

Unbilled contract costs subject to negotiation as of May 26, 2006 and February 24, 2006, respectively, represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $3,004,000 were recorded beginning in fiscal year 2002. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company submitted a written rebuttal to the draft report. On July 22, 2004, the U.S. Government’s Contracting Officer issued a final decision on the claim, denying the claim in full. The Company has updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint, which was filed in the Court of Federal Claims in July 2005. This claim is currently in the discovery phase, specifically the mutual exchange of documents. The Company and the U.S. Government plan to hold a settlement conference in September 2006.

This U. S. Government claim has followed the typical process of claim notification, preparation, submittal, government audit and review by the contracting officer. Historically, the Company’s experience has been that most claims are initially denied in part or in full by the contracting officer (or no decision is forthcoming, which is then taken to be a deemed denial) which then forces the Company to seek relief in a court of law.

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

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

International receivables billed:

International receivables billed include $700,000 at May 26, 2006 and February 24, 2006, respectively, related to a contract with the Royal Thai Air Force (“RTAF”).

In October 1993, the Company was notified by the RTAF that the RTAF was terminating a $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $230,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered its decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as stated in the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company had requested an extension on the completion time due to various extenuating circumstances, including allowable “force majeure” events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. On August 30, 2001, the Company received a payment of $230,000 representing the amount due on the performance bond.

The open balance of $700,000 due on the contract represents the total gross exposure to the Company on this contract. On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of this balance. On March 23, 2006, the Arbitration panel awarded the Company $314,813 plus interest from March 1, 2006 as full settlement of this dispute. Although the award is final, the RTAF may challenge the court to withdraw the award with certain grounds within 90 days. The Company does not believe the RTAF has any legal grounds to challenge the award and was in the process of determining the status of the payment as of the date of the filing of this Quarterly Report on Form 10-Q. If the RTAF does not honor the decision, the award will have to be enforced through the court system in Thailand, a process which may take a significant amount of time. The assets of the RTAF are not subject to enforcement. At this point, the Company is not able to determine what the ultimate result of this dispute will be. However, the Company has established sufficient receivable reserves so that any resolution will not have a material impact on the financial position or results of operations of the Company.

Historically, the Company has had a positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. However, there is no assurance that the Company will always have a positive experience with regard to recoveries for its contract claims.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

3.	Stockholders’ Equity

The components of stockholders’ equity at May 26, 2006 and February 24, 2006 were as follows (amounts in thousands, except share information):

		Common Stock		Additional	Accumulated

	Preferred Stock	Shares	Amount	Paid in Capital	Other Comp. Loss	Retained Earnings (Deficit)	Total

Balance at February 24, 2006	—	9,024,804	$451	$16,584	$(249)	$767	$17,553
Net loss for the thirteen weeks ended May 26, 2006	—	—	—	—	—	(1,771)	(1,771)
Foreign currency translation adjustment	—	—	—	—	100	—	100
Total comprehensive loss							(1,671)

Preferred stock	3,000	—	—	—	—	—	3,000

Dividends on preferred stock	—	—	—	—	—	(24)	(24)
Compensation cost	—	—	—	8	—	—	8
Other shares issued		13,133	—	—	—	—	—

Balance at May 26, 2006	$3,000	9,037,937	$451	$16,592	$(149)	($1,028)	$18,866

4.	Long-Term Obligations and Credit Arrangements:

The following table lists the long-term debt and other long-term obligations of the Company as of May 26, 2006.

		Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt, including current maturities	$8,482	$—	$8,482	$—	$—
Operating leases	663	128	338	197	—

Total	$9,145	$128	$8,820	$197	$—

Long-term debt is reported net of unamortized discount of $1,518,000 on the Company’s subordinated debt.

As part of our credit agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC Bank”) the Company was required to maintain a minimum tangible net worth (defined as total assets minus intangible assets minus all liabilities) (“Tangible Net Worth”) at the end of each fiscal quarter and fiscal year of $12,000,000. Additionally, as part of our subordinated debt agreement, at the end of each fiscal quarter and fiscal year, the Company must meet three financial covenants: (a) a maximum Leverage Ratio (defined as the ratio of total debt to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 4.03 times; (b) a minimum Fixed Charge Ratio (defined as the ratio of the annualized sum of EBITDA minus expenditures for capital equipment and capitalized software to annualized fixed charges (interest payments, income taxes paid, and any cash dividends) of 1.06 times, and (c) a minimum Tangible Net Worth Ratio, which adjusts quarterly, based on net income and common stock proceeds.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

At May 26, 2006, the Company failed to meet the covenants contained in the subordinated debt agreement but has obtained a waiver of such violations from the subordinated lender. This waiver applies to all periods through May 27, 2007. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

Refinancing

The Company has historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, the Company refinanced its outstanding indebtedness (the “Refinancing”). The Refinancing was effected through the issuance of subordinated, convertible notes to H.F. “Gerry” Lenfest (referred to as “Mr. Lenfest” throughout remainder of document), an individual, and the PNC Agreement. The total proceeds from the Refinancing were $29,800,000.

Bank Credit and Facility

Since its inception, the PNC Agreement has undergone numerous amendments. As of May 26, 2006, the facility total was $5,000,000 and use of this amount was restricted to the issuance of international letters of credit. This line was secured by all assets of the Company as well as a $5,000,000 personal guarantee by Mr. Lenfest.

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the Agreement termination date to the earlier of June 30, 2007 or such date to which the Company and PNC have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing the Company’s assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement.

As of May 21, 2006 we had used approximately $2,900,000 of the facility for international letters of credit.

Equity Line

On April 7, 2006, the Company entered into a Preferred Stock Purchase Agreement (the “Equity Agreement”) with Mr. Lenfest, a Director, significant shareholder and holder of the Company’s subordinated debt. The Agreement permits ETC to unilaterally draw down up to $15 million prior to October 2007 in exchange for shares of the Company’s newly-created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of the Company’s common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns will not be permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Agreement also allows for the Company to redeem any outstanding Preferred Stock any time within the six-year term of the Agreement. The Preferred Stock will vote with the ETC common stock on an as converted basis.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

In connection with the execution of the Agreement, the Company drew down $3 million by issuing 3,000 shares of Preferred Stock, par value of $.05 per share, with a Conversion Price equal to $4.95 per share.

Subordinated Convertible Debt

In connection with the financing provided by PNC Bank on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note (the “Note”) in the original principal amount of $10,000,000 and (ii)warrants to purchase 803,048 shares of the Company’s common stock. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Mr. Lenfest. The Note accrues interest at the rate of 10% per annum (Mr. Lenfest has reduced the rate to 8% on a temporary basis for the period December 1, 2004 through November 30, 2006) and matures on February 18, 2009. At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

The obligations of the Company to Mr. Lenfest under the Convertible Note and Warrant Purchase Agreement are secured by a second lien on all of the assets of the Company, junior in rights to any lien (if any is in place) in favor of PNC Bank, including all real property owned by the Company.

Subordinated Convertible Debt Discount

In fiscal 2003, the Company recorded $2,609,000 in additional paid-in capital representing an allocation of the proceeds from the convertible debt element of its financing with PNC Bank and Lenfest. This allocation represented the value assigned to the beneficial conversion option of the Note and the value of the associated warrants. Such values were derived pursuant to an independent appraisal of these financial instruments obtained by the Company. Accreted interest expense related to the beneficial conversion option and the warrants was $106,000 in the first quarter of fiscal 2007 and $384,000 in fiscal 2006.

As a condition of amending the PNC Agreement on August 24, 2004, Mr. Lenfest, the holder of the Company’s subordinated debt, agreed to issue to PNC Bank on the Company’s behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr.Lenfest will receive a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and did receive a warrant to purchase 200,000 shares of stock under the same terms and conditions as his warrant for 803,048 shares.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

On February 14, 2005, Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of common stock in exchange for a payment of approximately $3.9 million. Additionally, on February 14, 2005, Mr. Lenfest purchased 373,831 shares of the Company’s common stock for approximately $2.0 million.

Long-Term Bonds

On March 15, 2000, the Company issued approximately $5,500,000 of unregistered Taxable Variable Rate Demand/Fixed Rate Revenue Bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on the Company’s revolving credit facility and to finance construction of an addition to the Company’s main plant in Southampton, Pennsylvania. The bonds were secured by a $5,000,000 irrevocable direct pay Letter of Credit issued by PNC Bank which was scheduled to expire on February 17, 2006 and which was secured by all assets of the Company. At February 25, 2005, the bonds were fully cash collateralized. The bonds carried a maturity date of April 1, 2020, bore a variable interest rate which adjusted each week to a rate required to remarket the bonds at full principal value with a cap of 17%, and were subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

On June 30, 2005, the Company directed the trustee for the bonds to issue a redemption notice for all of the outstanding bonds and, on August 1, 2005 the Company utilized the restricted cash held by PNC Bank to redeem the bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to the Company’s statement of operations.

Liquidity

At any particular time, the Company’s cash position is affected by the timing of cash receipts for milestone payments on open orders, product sales and maintenance services and the Company’s payments for inventory and operating expenses, including legal expenses, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in our cash balances. Our principal sources of liquidity are our cash balances, cash from operations and our equity line with Mr. Lenfest. Given our inability to borrow cash under the amended PNC Agreement and certain restrictions in the Equity Agreement, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to locate such additional capital and that the actions by PNC Bank will not have a long-term material adverse effect on our business.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

We believe that existing cash balances at May 26, 2006, cash generated from operating activities as well as future availability under our Equity Agreement will be sufficient to meet our future obligations through at least May 27, 2007.

In reference to the Company’s outstanding claims with the U.S. Navy, to the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company’s liquidity and results of operations. Historically, the Company has had a favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 2 to the Consolidated Financial Statements, Accounts Receivable).

5.	Segment Information:

The Company primarily manufactures under contract various types of high-technology equipment that it has designed and developed. The Company considers its business activities to be divided into two segments: Aircrew Training Systems (ATS) and the Industrial Group. The ATS business segment produces devices which create and monitor the physiological effects of motion, including spatial disorientation and centrifugal forces for the medical, training, research and entertainment markets. This group includes pilot training systems (“PTS”), disaster management software and products (“ADMS”), and entertainment products. The Industrial Group produces chambers that create environments that are used for sterilization, research, and medical applications. This group includes sterilizers, environmental test equipment and hyperbaric (high-oxygen) chambers. The following segment information reflects the accrual basis of accounting:

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(amounts in thousands)	ATS	Industrial Group	Total

Thirteen weeks ended May 26, 2006:
Net sales	$2,433	$2,142	$4,575
Interest expense	206	76	282
Depreciation and amortization	245	218	463
Operating loss	(1,121)	(75)	(1,196)
Income tax	5	—	5
Goodwill and intangibles	455	—	455
Identifiable assets	18,050	6,656	24,706
Expenditures for segment assets	61	22	83

Thirteen weeks ended May 27, 2005
Net sales	$3,475	$2,440	$5,915
Interest expense	375	175	550
Depreciation and amortization	294	179	473
Operating loss	(92)	(851)	(943)
Goodwill and intangibles	477	—	477
Identifiable assets	16,426	7,677	24,103
Expenditures for segment assets	67	32	99

Reconciliation to consolidated amounts	2007	2006

Corporate assets	10,315	19,369

Total assets	$35,021	$43,472

Segment operating loss	$(1,196)	$(943)
Interest expense	282	550
Income tax expense	5	—

Total loss for segments	(1,483)	(1,493)

Corporate home office expenses	246	209
Interest and other expenses	50	24
Minority interest	(8)	(3)

Net loss	$(1,771)	$(1,723)

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

Approximately 35% of sales totaling $1,586,000 in the thirteen weeks ended May 26, 2006 were made to one domestic customer and one international customer in the ATS segment. Approximately 22% of sales totaling $1,318,000 in the thirteen weeks ended May 27, 2005 were made to one domestic customer in the ATS segment.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

Included in the segment information for the thirteen weeks ended May 26, 2006 are export sales of $2,544,000. Of this amount, there are sales to or relating to governments or commercial accounts in Japan ($922,000) and Pakistan ($432,000). Sales to the U.S. Government and its agencies aggregated $266,000 for the period. Included in the segment information for the thirteen weeks ended May 27, 2005 are export sales of $2,378,000. Of this amount, there are sales to or relating to governments or commercial accounts in China of $546,000. Sales to the U.S. Government and its agencies aggregated $1,492,000 for the period.

6.	Recent Accounting Pronouncements

Accounting for Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 123(R), Share-Based Payments. Statement No. 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. In March 2005, the SEC issued staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Statement No. 123(R) does not change the accounting for stock ownership plans, which is subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement No. 123(R) supercedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which we have used in prior reporting periods.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement No. 123(R). The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of Statement No. 123(R). We adopted SFAS 123(R) effective February 25, 2006 utilizing the modified prospective application described above. Under this application, the Company recognizes compensation expense related to share-based payments on a straight-line basis over the requisite service period for share-based payment awards granted on or after February 25, 2006. For unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R), the Company recognizes compensation expense in the same manner as was used in its income statement or for pro-forma disclosures prior to the effective date of its adoption of SFAS No. 123(R). See Note 1, Stock-Based Compensation, for more information regarding the adoption of SFAS No. 123(R).

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information

Accounting for Inventory Costs

In November 2004, the FASB issued FASB Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. While retaining the general principle that inventories are presumed to be stated at cost, Statement 151 amends ARB No. 43 to clarify that:

•	abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period, and
•	allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

Statement 151 defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.

The Company adopted Statement 151 effective with the first fiscal quarter of fiscal 2007 without any significant impact on the Company’s consolidated financial position, results of operations or cash flow.

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

These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company; and (vi) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

We are principally engaged in the design, manufacture and sale of software driven products used to create and monitor the physiological effects of motion on humans, real time interactive training programs, and equipment to control, modify, simulate and measure environmental conditions. These include pilot training systems (“PTS”), disaster management software and products and entertainment products (collectively grouped as Aircrew Training Systems (“ATS”) products) and sterilizers, environmental test equipment and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies (collectively known as Industrial Group products).

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

The following factors had an adverse impact on our performance for the fiscal quarter ended May 26, 2006:

•	unfavorable global economic and political conditions for our aeromedical products;

Historically our ATS open contract mix has included one large order (e.g., a centrifuge or an order for an entire training center of equipment), a few medium-priced simulators, and other low-end trainers. Large dollar contracts have tended to be received every 18 months to two years, although some significant events such as September 11, 2001, and the action in Iraq have disrupted this cycle. The ATS product line is especially sensitive to global economic and political pressures including anti-American sentiment. The first quarter of fiscal 2007 has seen a continuation of the new contract delays due to budget constraints and other issues of our customers located throughout the world. Most of our PTS sales are to international government defense customers.

Our continuing development of the Advanced Tactical Flight Simulation (“ATFS”) technology is a response to these changing world conditions. The first quarter of fiscal 2007 saw the continuation of our education and marketing efforts to introduce our ATFS technology to the U.S. military. Although the cost of developing and marketing this technology is high, the evolution of these exciting and state-of-the-art technologies is an important step in our goal of integrating flight and aeromedical training in a simulator device. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high-G Force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We believe that armed forces agencies of various governments will appreciate the efficiency of these technologies, especially in this time of fiscal conservatism and budgetary constraints throughout the world.

•	continued development of flexibility and functionality in our Advanced Disaster Management Simulation product line;

We have made significant progress in advancing and enhancing our ADMS line of products. Graphics are sharper and more realistic, interactivity and connectivity of objects is tighter, additional disaster scenarios have been added, and we have made the hardware configuration more user friendly. However, this effort has put pressure on our gross margins. Also, until recently our marketing efforts were not focused and were ineffective. Late in the 2006 fiscal year we began a telemarketing campaign and added experienced marketing staff. Although these actions will initially increase operating expenses, early responses from the market imply that these marketing efforts will result in an increased order flow for the ADMS line.

•	limited revenue generation coupled with high development costs in our low-end entertainment products;

Certain actions by a former major entertainment customer have effectively closed the high-end amusement market to us. Our low-end products have encountered customer resistance due to pricing and those units under a revenue share contract have failed to generate sufficient income to justify an expansion of this line. Consequently, this line has suffered from high development costs with low returns. We consider this line to be an opportunistic business and will plan our development accordingly.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

•	higher costs of capital and amortization of deferred finance charges;

Although down from the prior period, interest expense continues to be significant for the Company. For the first quarter of fiscal 2007, interest expense was $282,000 or 6.2% of sales. In addition to cash interest payments on the Company’s subordinated debt, starting in July 2007 we will also incur dividend payments on the Company’s Preferred Stock.

•	Higher inventory reserves;

Reflecting our reduced sales level and order flow, during the first quarter of fiscal 2007 we increased our excess and obsolete product inventory reserves for some of our mid-line pilot trainers which have experienced slow sales in the most recent periods.

•	litigation and claims costs;

Although down significantly from prior levels, these costs continue to be a major component of our general, administrative and selling costs.

•	cash flow;

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

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the Agreement termination date to the earlier of June 30, 2007 or such date to which the Company and PNC have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing the Company’s assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement. This $5,000,000 facility remains restricted to use for issuing letters of credit. However, we may have access to funds under an equity line agreement executed on April 7, 2006 with H.F. Lenfest. Under certain conditions, we will have access to up to $15 million in cash to support operations. Given our low beginning sales backlog and ongoing difficulty in obtaining new contracts, we may need to obtain additional sources of capital in order to continue growing and operating our business. Because we have established businesses in many markets, significant fixed assets including a building, and other business assets which can be used for security, we believe that we will be able to locate such additional sources of capital, although there is no assuredness that we will be successful in this endeavor.

We face the following challenges and business goals in order to make fiscal 2007 a successful year:

Aircrew Training Systems

•	Market all the aeromedical products we have technologically enhanced in the prior fiscal years.

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

•

Continue to evolve Advanced Tactical Flight Simulation (ATFS). Our challenge will be to obtain funding to continue this critical development objective, either through federal, state or local government grants or a customer order.

•	NASTAR

In fiscal 2006 we began construction of the National AeroSpace Training and Research Center (NASTAR Center). This center, set to open in January 2007, will offer a complete range of aviation training and research support for military and civil aviation as well as space travel and tourism. The NASTAR Center will house state of the art equipment including the ATFS-400, GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, Hypobaric Chamber and Night Vision and Night Vision Goggle Training System. These products represent 37 years of pioneering development and training solutions for the most rigorous stresses encountered during high performance aircraft flight including the effects of altitude exposure, High G exposure, spatial disorientation and escape from a disabled aircraft. Our challenge for fiscal 2007 is to secure funding to support this initiative.

•	Environmental

Our product emphasis in this line has been the automotive industry, an industry which has suffered huge losses and financial pressure. We will need to revisit products we marketed for other applications in the past to support the overhead of this group.

•	ADMS

In prior years, we have spent significant time and funds to develop and refine this technology. During 2007, we need to emphasize our sales and marketing efforts for this product group. Demonstrations, exhibiting at trade shows, tele-marketing, visiting potential customer sites: these and other approaches need to be explored to develop awareness for this simulation product. An additional objective for fiscal 2007 is to develop a configuration and price point which is consistent with available Homeland Security government grants and to assist potential customer’s in applying for these grants.

•	Claims/Litigation

Continue to pursue outstanding commercial litigation and the Company’s claim against the U.S. government with a goal of mediation or settlement.

•	ETC-PZL

During fiscal 2006, ETC-PZL performed under a significant contract from L-3 Communications. This contract was virtually complete at the end of fiscal 2006. ETC-PZL will need to replace this revenue with other contracts, either in or outside of Poland.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Liquidity

We do not currently have a bank facility which can be used to borrow funds for operations.

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the PNC Agreement termination date to the earlier of June 30, 2007 or such date to which the Company and PNC Bank have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing the Company’s assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement. This $5,000,000 facility remains restricted to use for issuing letters of credit. As of May 21, 2006, we had used approximately $2,900,000 million of this facility for international letters of credit.

On April 7, 2006, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Mr. Lenfest, a Director, significant shareholder and holder of our subordinated debt. The Agreement permits us to unilaterally draw down up to $15 million prior to October 2007 in exchange for shares of our newly-created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of the Company’s common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns will not be permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Agreement also allows for us to redeem any outstanding Preferred Stock any time within the six-year term of the Agreement. The Preferred Stock will vote with the ETC common stock on an as converted basis.

In connection with the execution of the Agreement, we drew down $3 million by issuing 3,000 shares of Preferred Stock, par value $.05 per share, with a Conversion Price equal to $4.95 per share.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2006, which was filed with the Securities and Exchange Commission on May 25, 2006.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

There have been no changes to our critical accounting policies since fiscal 2006 year- end. The reader is referred to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2006 in the section entitled “Critical Accounting Policies” under the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Thirteen weeks ended May 26, 2006 compared to thirteen weeks ended May 27, 2005

We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

Summary Table of Results

	13 weeks ended May 26, 2006	13 weeks ended May 27, 2005	Variance $	Variance %

	(amounts in thousands)		( ) =	Unfavorable
Sales:
Domestic	$1,765	$2,045	$(280)	(13.7)%
US Government	266	1,492	(1,226)	(82.2)
International	2,544	2,378	166	7.0

Total Sales	4,575	5,915	(1,340)	(22.7)

Gross Profit	1,014	1,482	(468)	(31.6)
Selling, general & administrative	2,233	2,627	394	15.0
Research & development	223	7	(216)	(3085.7)
Operating loss	(1,442)	(1,152)	(290)	(25.2)
Interest expense, net	282	550	268	48.7
Other expense, net	50	24	(26)	(108.3)
Income taxes	5	—	(5)	n/a
Minority Interest	(8)	(3)	5	166.7

Net loss	$(1,771)	$(1,723)	$(48)	(2.8)%
Net loss per common share	$(0.20)	$(0.19)	$(.01)	(5.3)%

Net Loss

The Company had a net loss of $1,771,000, or $0.20 per share (basic and diluted), during the first quarter of fiscal 2007 compared to a net loss of $1,723,000, or $.19 per share (basic and diluted), for the first quarter of fiscal 2006, representing a variance of $48,000. This increase in net loss was due primarily to a decrease in sales and corresponding gross profit and higher research and development expenses. Acting as a partial offset were lower selling, general and administrative expenses and reduced interest expense.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Sales

Sales for the first quarter of fiscal 2007 were $4,575,000 as compared to $5,915,000 for the first quarter of fiscal 2006, a decrease of $1,340,000 or 22.7%. The sales decrease primarily reflected a significant decrease in PTS U.S. government sales (down $1,419,000, 95.2%), domestic and international environmental sales (down $616,000, 80.2% and $460,000, 84.3%, respectively) and domestic hyperbaric sales (down $400,000, 80.5%). Acting as partial offsets were increases in domestic sterilizer sales and international hyperbaric and PTS sales. In general, the reduced sales through-put reflected a significantly reduced opening backlog coupled with continued new contract booking pressures in most business areas. The market for aeromedical pilot training equipment has been adversely affected by worldwide budgetary pressures and the redirecting of training funds to support military actions and basic support services. Environmental suffered from reduced domestic automotive sales coupled with the completion at the end of fiscal 2006 of contract work in China. Hyperbaric placed less monoplace Hyperbaric chambers domestically in the current period versus the prior period.

Domestic Sales

Overall, domestic sales in the first quarter of fiscal 2007 were $1,765,000 as compared to $2,045,000 in the first quarter of fiscal 2006, a decrease of $280,000 or 13.7%, reflecting the aforementioned combined sales performance in sterilizer, environmental and hyperbaric sales. Domestic sales represented 38.6% of the Company’s total sales in the first quarter of fiscal 2007, up from 34.6% for the first quarter of fiscal 2006. U.S. Government sales in the first quarter of fiscal 2007 were $266,000 as compared to $1,492,000 in the first quarter of fiscal 2006 and represented 5.8% of total sales in the first quarter of fiscal 2007 versus 25.2% for the first quarter of fiscal 2006.

International Sales

International sales for the first quarter of fiscal 2007 were $2,544,000 as compared to $2,378,000 in the first quarter of fiscal 2006, an increase of $166,000 or 7.0%, and represented 55.6% of total sales, as compared to 40.2% in the first quarter of fiscal 2006. Throughout the Company’s history, most of the sales for PTS have been made to international customers. Of this amount, there are sales to or relating to governments or commercial accounts in Japan ($922,000) and Pakistan ($432,000). Included in the segment information for the thirteen weeks ended May 27, 2005 are export sales of $2,378,000. Of this amount, there are sales to or relating to governments or commercial accounts in China of $546,000. Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit

Gross profit for the first quarter of fiscal 2007 was $1,014,000 as compared to $1,482,000 in the first quarter of fiscal 2006, a decrease of $468,000 or 31.6%. This decrease reflected the aforementioned reduced sales level coupled with a 2.9 percentage point drop in the gross profit rate as a percent of revenue. The reduction in the rate primarily reflected a significant decrease in gross margin performance in PTS sales as the prior period included a significantly higher percentage of U.S. Government sales at a higher rate. Additional lesser rate decreases were evidenced in environmental and sterilizer products. Partial offsets were seen in simulation, hyperbaric and entertainment products, all of which had double-digit improvements in gross profit as a percentage of revenues.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of fiscal 2007 were $2,233,000 as compared to $2,627,000 in the first quarter of fiscal 2006, a decrease of $394,000 or 15.0%. The reduction reflected lower claim and associated legal costs and no increase in the bad debt reserve in the current period versus a significant accrual in the prior period.

Research and Development Expenses

Research and development expenses, which are charged to operations as incurred, were $223,000 for the first quarter of fiscal 2007 as compared to $7,000 for the first quarter of fiscal 2006. The variance between the two periods reflected the timing of the receipt by our Turkish subsidiary of grant funds from the Turkish Government for qualified technical research. Our Turkish subsidiary has participated in numerous reimbursement programs. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.

Interest Expense

Interest expense for the first quarter of fiscal 2007 was $282,000 as compared to $550,000 for the first quarter of fiscal 2006, representing a decrease of $268,000 or 48.7%. The decrease reflected no amortization in the current period of deferred finance expenses from the Company’s February 2003 refinancing and stock warrants issued subsequent to the February 2003 refinancing in connection with modifications to the PNC Agreement. These amounts had been fully amortized to the operating statement as of February 24, 2006. Additionally, the prior period included cash interest payments on the Company’s long-term bonds which were redeemed on August 1, 2005.

Other Income/Expense, Net

Other income/expense, net, was a net expense of $50,000 for the first quarter of fiscal 2007 versus a net expense of $24,000 for the first quarter of fiscal 2006, an increase of $26,000 or 108.3%. This increase primarily reflected foreign exchange loss in our Polish subsidiary which was partially offset by reduced bank charges in ETC Corporate.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. During the current fiscal quarter, no offsetting income tax benefit and corresponding deferred tax receivable was recorded. The tax accrual of $5,000 reflected tax liability in our Polish subsidiary. The Company will recognize deferred tax benefits only as reassessment demonstrates that they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

As of February 24, 2006, the Company had approximately $12.6 million of federal and $17.9 million of state net loss carry forwards available to offset future income taxes, expiring in 2025. The Company has established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company’s income tax expense.

No income tax expense or benefit was recognized in the first quarter of fiscal 2006.

Liquidity and Capital Resources

During the thirteen weeks ended May 26, 2006, operating activities required $3,275,000 of the Company’s cash versus $5,063,000 for the corresponding prior period. This variance reflected a lower build in receivables and less vendor payments in payables coupled with an increase in customer deposits and a lesser reduction in accruals. Partial offsets were an increase in inventories and costs and estimated earnings in excess of billings on uncompleted long-term contracts.

The Company’s investing activities required $98,000 during the thirteen weeks ended May 26, 2006, which consisted of purchases of capital equipment and capitalized software.

The Company’s financing activities generated $2,975,000 during the thirteen weeks ended May 26, 2006 primarily reflecting the receipt of $3,000,000 in exchange for preferred stock under the Lenfest Equity Line.

Refinancing

We have historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, we refinanced its operations (the “Refinancing”). The Refinancing was effected through the issuance of subordinated, convertible notes to Mr. Lenfest and a credit agreement (the “PNC Agreement”) with PNC Bank. The total proceeds from the Refinancing were $29,800,000.

Bank Credit and Facility

Since inception, the PNC Agreement has had numerous amendments. As of fiscal year end, the facility total was $5,000,000 and use of this amount was restricted to the issuance of international letters of credit. This line was secured by all of our assets as well as a $5,000,000 personal guarantee by Mr. Lenfest.

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the Agreement termination date to the earlier of June 30, 2007 or such date to which the Company and PNC Bank have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing the Company’s assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement. This $5,000,000 facility remains restricted to use for issuing letters of credit. As of May 21, 2006, we had used approximately $2,900,000 million of this facility for international letters of credit.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Equity Line

On April 7, 2006, ETC entered into a Preferred Stock Purchase Agreement (the “Equity Agreement”) with Mr. Lenfest, a Director, significant shareholder and holder of our subordinated debt. The Equity Agreement permits us to unilaterally draw down up to $15 million prior to October 2007 in exchange for shares of our newly-created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of our common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns will not be permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Equity Agreement also allows us to redeem any outstanding Preferred Stock any time within the six-year term of the Equity Agreement. The Preferred Stock will vote with the ETC common stock on an as converted basis.

In connection with the execution of the Equity Agreement, we drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. The proceeds are being used for general corporate purposes.

Subordinated Convertible Debt

In connection with the financing provided by PNC on February 19, 2003, we entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest, pursuant to which we issued to Mr. Lenfest (i) a senior subordinated convertible promissory note (the “Note”) in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of our common stock. Upon the occurrence of certain events, we will be obligated to issue additional warrants to Mr. Lenfest. The Note accrues interest at the rate of 10% per annum (Mr. Lenfest has reduced the rate to 8% on a temporary basis for the period December 1, 2004 through November 30, 2006) and matures on February 18, 2009. At our option, the quarterly interest payments may be deferred and added to the outstanding principal. The Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

Our obligations to Mr. Lenfest under the Convertible Note and Warrant Purchase Agreement are secured by a second lien on all of our assets, junior in rights to the lien in favor of PNC Bank, including all of our real property.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Prior to the consummation of the refinancing in February, 2003, Advanced Technology Asset Management, LLC (“ATAM”) (formerly ETC Asset Management, LLC), a shareholder and a holder of warrants to purchase 332,820 shares of our common stock, consented to the transactions contemplated under the Credit Agreement and the financing provided by Mr. Lenfest, including the below market issuance of warrants to Mr. Lenfest. As a result of its consent, ATAM waived, solely in connection with such issuance, the anti-dilution rights contained in its warrant. In exchange for ATAM’s consent, we issued to ATAM warrants to purchase an additional 105,000 shares of common stock. Except for the number of shares issuable upon exercise of the warrants, the new ATAM warrants have substantially the same terms as the warrants issued to Mr. Lenfest. In March 2004, ATAM exercised all its warrants and received a total of 437,820 shares of common stock. We received proceeds of $586,410 from the exercise of these warrants.

As a condition of amending the PNC Agreement on August 24, 2004, Mr. Lenfest agreed to issue to PNC Bank on our behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr.Lenfest receives a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and received a warrant to purchase 200,000 shares of stock under the same terms and conditions as his existing warrant for 803,048 shares.

On February 14, 2005, Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of common stock for approximately $3.9 million. Additionally, on February 14, 2005, Mr. Lenfest purchased 373,831 shares of common stock for approximately $2.0 million.

Under the Note, we must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At May 26, 2006, we failed to meet any of these financial covenants but have obtained a waiver from Mr. Lenfest. This waiver applies to all periods through May 27, 2007. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the Note, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release us or any guarantor from any duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

Long-Term Bonds

On March 15, 2000, we issued approximately $5,500,000 of unregistered Taxable Variable Rate Demand/Fixed Rate Revenue Bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on our revolving credit facility and to finance construction of an addition to our main plant in Southampton, Pennsylvania. The bonds were secured by a $5,000,000 irrevocable direct pay Letter of Credit issued by PNC Bank which was scheduled to expire on February 17, 2006 and which was secured by all assets of the Company. At February 25, 2005 the bonds were fully cash collateralized. The bonds carried a maturity date of April 1, 2020, bore a variable interest rate which adjusted each week to a rate required to remarket the bonds at full principal value with a cap of 17%, and were subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

On June 30, 2005, we directed the trustee for the bonds to issue a redemption notice for all of our outstanding bonds. On August 1, 2005, the Company utilized the restricted cash held by PNC Bank to redeem all outstanding bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to our statement of operations.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Operating Capital

Given the Company’s inability to borrow cash under the amended PNC Agreement, the Company may need to obtain additional sources of capital in order to continue growing and operating its business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to obtain such additional capital and that the actions by PNC Bank will not have a material adverse effect on our business. As a public entity, the Company potentially has access to equity markets as a source of funding.

Most of the Company’s contracts include stage or milestone payment clauses in which the customer advances funds to facilitate the cost of engineering, purchase of materials and production. These advance funds are a significant source of working capital, especially where the project is high in dollar value and requires multiple years to complete.

The Company is evaluating different business models to generate sales and working capital. These include providing contract training, revenue sharing and leasing. If successful, these alternate approaches may provide a more consistent and predictable cash flow to support operations.

The Company believes that existing cash balances at May 26, 2006, cash expected to be generated from operating activities, and cash available under the Lenfest Equity Line will be sufficient to meet its future obligations through at least May 27, 2007.

In reference to the Company’s outstanding claims with the U.S. Navy, to the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company’s liquidity and results of operations. Historically, the Company has generally had a favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 2 to the Consolidated Financial Statements, Accounts Receivable).

The following table presents our contractual cash flow commitments on long-term debt and operating leases.

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt, including current maturities	$8,482	$—	$8,482	$—	$—
Operating leases	663	128	338	197	—

Total	$9,145	$128	$8,820	$197	$—

Long-term debt is reported net of unamortized discount of $1,518,000 on the Company’s subordinated debt.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Liquidity

At any particular time, our cash position is affected by the timing of cash receipts for milestone payments on open orders, product sales and maintenance services and our payments for inventory and operating expenses, including legal expenses, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in our cash balances. Our principal sources of liquidity are our cash, operations and the Lenfest Equity Line. Most of our contracts include stage or milestone payment clauses in which the customer advances funds to facilitate the cost of engineering, purchase of materials and production. These advance funds are a significant source of working capital, especially where the project is high dollar value and requires multiple years to complete.

The Company is evaluating different business models to generate sales and working capital. These include providing contract training, revenue sharing and leasing. If successful, these alternate approaches may provide a more consistent and predictable cash flow to support general operations.

Given our inability to borrow cash under the amended PNC Agreement and certain restrictions in the Lenfest Equity Agreement, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to locate such additional capital and that the actions by PNC Bank will not have a material adverse effect on our business.

We believe that existing cash balances at May 26, 2006, cash generated from operating activities as well as future availability under our Equity Agreement will be sufficient to meet our future obligations through at least May 27, 2007.

As of May 26, 2006, claims recorded against the U.S. Government totaled $3,004,000. To the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company’s liquidity and results of operations. Historically, the Company has had a favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. However, there is no assurance that the Company will continue to have positive experience with regard to recoveries for its contract claims. (See Note 2 to the Consolidated Financial Statements, Accounts Receivable).

Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2007. In conformity with accounting principles generally accepted in the United States of America, revenue recorded for a claim may not exceed the incurred contract costs related to the claim.

In November 2003, the U.S. Government completed an audit of the submarine rescue decompression chamber project claim, rejecting most of the items due to audit or engineering reasons. The Company was not provided a copy of the Government’s Technical Report which questioned approximately half of the claim costs. The Company has submitted a written rebuttal to the draft report and formally requested a copy of the Technical Report. On July 22, 2004 the U.S. Government’s contracting officer issued a final decision on the claim, basically denying the claim in full. The Company has updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint which was filed in the Court of Federal Claims in July 2005. On November 7, 2005, the Government filed its response to the Company’s complaint, contesting each of the items. This claim is currently in the discovery phase, specifically the mutual exchange of documents. The Company and the U.S. Government plan to hold a settlement conference in September 2006.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

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

The Company considers the recorded costs to be realizable due to the fact that the costs relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. The U.S. Government, citing failure to deliver the product within contract terms, has assessed liquidated damages but has not offset or withheld any progress payments due to the Company under the contract. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition by an estimated amount of $330,000 to cover a delay through the extended delivery period.

The open balance of $700,000 due on the RTAF contract represents the total gross exposure to the Company on this contract. On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of the open balance of $700,000 due on this contract. On March 23, 2006, the Arbitration panel awarded the Company $314,813 plus interest from March 1, 2006 in full settlement of this dispute. Although the award is final, the RTAF may challenge the court to withdraw the award with certain grounds within 90 days. The Company does not believe the RTAF has any legal grounds to challenge the award and was in the process of determining the status of the payment as of the date of the filing of this Quarterly Report on Form 10-Q. If the RTAF does not honor the decision, the award will have to be enforced through the court system in Thailand, a process which may take a significant amount of time. The assets of the RTAF are not subject to enforcement. At this point, the Company is not able to determine what the ultimate result of this dispute will be. However, the Company has established sufficient receivable reserves so that any resolution will not have a material impact on the financial position or results of operations of the Company.

Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. However, there is no assurance that the Company will always have positive experience with regard to recoveries for its contract claims.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Backlog

Our sales backlog at May 26, 2006 and February 24, 2006, for work to be performed and revenue to be recognized under written agreements after such dates, was $6,033,000 and $8,132,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at May 26, 2006 and February 24, 2006, for work to be performed and revenue to be recognized after such dates under written agreements, was $2,235,000 and $1,774,000, respectively. Of the May 26, 2006 backlog, we have contracts for approximately $5,121,000 for aircrew training systems and maintenance support, including $2,050,000 for the Japanese Defense Agency and $543,000 for Pakistan.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 26, 2006 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

In April 2003, Boenning & Scattergood, Inc. (“B&S”) filed suit against the Company in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services, which was entered into with a predecessor of B&S (the “B&S Agreement”). B&S alleged that it contacted the investors in the Company’s February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. On August 17, 2005 the Company entered into an agreement to settle this litigation. The agreement was entered into for the purpose of resolving contested claims and disputes as well as avoiding the substantial costs, expenses and uncertainties associated with protracted and complex litigation, and was not an admission of fault or liability by either party. Under the guidance of FASB Statement No.5, an amount representing a probable settlement had been accrued in a prior period, so the payment under the settlement had no material impact on the Company’s results of operations for the fiscal second quarter of fiscal 2006.

In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $65 million plus punitive damages. Both EnTCo and we believe that we have valid defenses to each of Disney’s counterclaims and intend to vigorously defend ourselves against these counterclaims. Discovery has been completed and the parties participated in a structured mediation in early December 2005, with no agreement forthcoming as of the date of this Quarterly Report on Form 10-Q. The case is not currently scheduled for trial. Neither EnTCo nor we are able to predict the outcome of this matter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Please see Note 4 to the Notes to Consolidated Financial Statements of the Company, together with the Company’s Current Report on Form 8-K, dated April 6, 2006 for further information regarding the Company’s sale of Series B Cumulative Convertible Preferred Stock to H.F. Lenfest.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Item

3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10—K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.
31.1	Certification dated July 10, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.
31.2	Certification dated July 10, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.
32

Certification dated July 10, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)
Date: July 10, 2006	By:	/s/ William F. Mitchell

William F. Mitchell President and Chief Executive Officer (Principal Executive Officer)

Date: July 10, 2006	By:	/s/ Duane Deaner

Duane Deaner, Chief Financial Officer (Principal Financial and Accounting Officer)