Form 10-Q
period 2006-08-25
ENVIRONMENTAL TECTONICS CORP
filed 2006-10-10
CIK 33113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2006

Commission File No. 1-10655

ENVIRONMENTAL TECTONICS CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1714256 (IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of September 29, 2006 is: 9,026,249.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Tectonics Corporation

Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except share and per share information)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 25, 2006	August 26, 2005	August 25, 2006	August 26, 2005

Net sales	$4,329	$6,255	$8,904	$12,170
Cost of goods sold	3,835	5,002	7,396	9,435

Gross profit	494	1,253	1,508	2,735

Operating expenses:
Selling and administrative	2,144	2,248	4,377	4,875
Research and development	263	154	486	161

	2,407	2,402	4,863	5,036

Operating loss	(1,913)	(1,149)	(3,355)	(2,301)

Other expenses:
Interest expense, net	284	394	566	944
Other, net	(43)	76	7	100

	241	470	573	1,044

Loss before income taxes	(2,154)	(1,619)	(3,928)	(3,345)
Provision for income taxes	4	—	9	—

Loss before minority interest	(2,158)	(1,619)	(3,937)	(3,345)
Loss (income) attributable to minority interest	10	(1)	17	2

Net loss	$(2,148)	$(1,620)	$(3,920)	$(3,343)

Per share information:
Loss applicable to common shareholders	$(2,203)	$(1,620)	$(3,999)	$(3,343)
Basic and diluted loss per share	$(0.24)	$(0.18)	$(0.44)	$(0.37)
Number of shares: basic and diluted	9,029,000	9,020,000	9,033,000	9,020,000

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share information)

	August 25, 2006	February 24, 2006

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,520	$3,566
Cash, restricted	18	16
Accounts receivable, net	5,257	6,021
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	5,736	3,480
Inventories	11,928	10,734
Deferred tax asset	1,558	1,558
Prepaid expenses and other current assets	328	564

Total current assets	28,345	25,939

Property, plant and equipment, at cost, net of accumulated depreciation of $12,458 at August 25, 2006 and $12,134 at February 24, 2006	4,226	4,392
Software development costs, net of accumulated amortization of $10,478 at August 25, 2006 and $9,882 at February 24, 2006	2,302	2,832
Goodwill and intangibles	455	455
Other assets, net	50	49

Total assets	$35,378	$33,667

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable – trade	$1,335	$2,111
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	1,547	1,118
Customer deposits	956	877
Accrued liabilities	1,712	2,013

Total current liabilities	5,550	6,119

Long-term debt:
Subordinated debt	8,593	8,376

	8,593	8,376

Deferred income taxes	1,558	1,558

Total liabilities	15,701	16,053

Minority interest	44	61
Stockholders’ Equity
Cumulative convertible preferred stock, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at August 25, 2006	6,000	—
Common stock; $.05 par value; 20,000,000 shares authorized; 9,026,249 and 9,024,804 shares issued and outstanding at August 25, 2006 and February 24, 2006, respectively	451	451
Capital contributed in excess of par value of common stock	16,602	16,584
Accumulated other comprehensive loss	(188)	(249)
Retained (deficit) earnings	(3,232)	767

Total stockholders’ equity	19,633	17,553

Total liabilities and stockholders’ equity	$35,378	$33,667

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Twenty-six Weeks Ended

	August 25, 2006	August 26, 2005

	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(3,920)	$(3,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	920	1,364
Non-cash interest expense	217	184
Provision for losses on accounts receivable and inventories	(407)	90
Minority interest	(17)	(2)
Compensation cost	15	—
Changes in operating assets and liabilities:
Accounts receivable	1,353	139
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(2,256)	(2,056)
Inventories	(1,376)	(838)
Prepaid expenses and other current assets	236	(624)
Other assets	(1)	—
Accounts payable	(776)	(1,233)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	429	2,715
Customer deposits	79	(1,272)
Other accrued liabilities	(301)	(1,292)

Net cash used in operating activities	(5,805)	(6,168)

Cash flows from investing activities:
Acquisition of equipment	(158)	(248)
Capitalized software development costs	(66)	(346)

Net cash used in investing activities	(224)	(594)

Cash flows from financing activities:
Repayment of long-term bonds	—	(4,370)
Cash, restricted	(2)	4,619
Proceeds from issuance of preferred stock	6,000	—
Dividends payable	(79)	—
Proceeds from issuance of common stock / warrants	3	4

Net cash provided by financing activities	5,922	253

	(107)	(6,509)
Effect of exchange rate changes on cash	61	(3)

Net decrease in cash and cash equivalents	(46)	(6,512)
Cash and cash equivalents at beginning of period	3,566	12,041

Cash and cash equivalents at end of period	$3,520	$5,529

Supplemental schedule of cash flow information:
Interest paid	$207	$460
Income taxes paid	$4	$4

During the twenty-six week period ending August 26, 2005, $361 was reclassified from inventory to fixed assets.

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements

(amounts in dollars, except where noted and share and per share information)

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Environmental Tectonics Corporation (“ETC Southampton”), Entertainment Technology Corporation (“EnTCo”), ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary, and ETC-PZL Aerospace Industries, Ltd. (“ETC-PZL”), its 95% owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. (Note: For reporting purposes, the consolidated entity is referred to as “ETC” or the “Company”).

The accompanying consolidated financial statements have been prepared by ETC pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Inventories

Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $1,214,000 at August 25, 2006 and $1,032,000 at February 24, 2006):

	August 25, 2006	February 24, 2006

	(amounts in thousands)
Raw materials	$115	$158
Work in process	10,084	8,803
Finished goods	1,729	1,773

Total	$11,928	$10,734

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Revenue Recognition

The Company recognizes revenue using three methods:

On long-term contracts over $ 250,000 in value and six months in length, the percentage-of-completion (“POC”) method is applied based on costs incurred as a percentage of estimated total costs. This percentage is multiplied by the total estimated revenue under a contract to calculate the amount of revenue recognized in an accounting period. Revenue recognized on uncompleted long-term contracts in excess of amounts billed to customers is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which the Company learns the facts which require it to revise the cost and profit estimates. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. Retainage is generally due within one year of completion of the contract. Revenue recognition under the POC method involves significant estimates.

Revenue for contracts under $250,000, or to be completed in less than six months, and where there are no post-shipment services included in the contract, is recognized on the date that the finished product is shipped to the customer.

Revenue derived from the sale of parts and services is recognized on the date that either the part is shipped to the customer or the service is completed. Revenue on contracts under $250,000, or to be completed in less than six months, and where post-shipment services (such as installation and customer acceptance) are required, is recognized following customer acceptance. Revenue for service contracts is recognized ratably over the life of the contract with related material costs expensed as incurred.

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

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Net loss per share

Basic loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares outstanding during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued (e.g., upon exercise of stock options). Potentially dilutive common shares are not included in the computation of diluted loss per share if they are anti-dilutive. Net loss per share as reported for each period was not adjusted for potential common shares, as they are anti-dilutive. The following table illustrates the reconciliation of net loss from operations for fiscal 2007 to net loss applicable to common shareholders:

(amounts in thousands)	Thirteen weeks ended August 25, 2006	Twenty-six weeks ended August 25, 2006

Net loss, as reported	$2,148	$3,920
Plus: preferred stock dividends	55	79

Net loss, pro forma	$2,203	$3,999
Loss per share of common stock-basic and diluted:
As reported	$0.24	$0.43
Pro forma	$0.24	$0.44

At August 25, 2006, potentially dilutive common shares which were not included in the computation of diluted loss per share included the following:

1. Outstanding options to purchase the Company’s common stock totaling 327,289 shares.

2. Convertible subordinated debt with a face value of $10,000,000, which is convertible into shares of common stock at an exercise price of $6.05 per share, equating to 1,652,893 shares of common stock if fully converted. Upon each conversion of the subordinated note, the holder will be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the subordinated note were to be converted into shares of common stock, then warrants to purchase an additional 165,289 shares of common stock would be issued, bringing the total number of shares of common stock to be issued to 1,818,182.

3. Convertible preferred stock totaling $6,000,000 which is convertible into 1,055,161 shares of common stock.

None of these shares were included in the computation of diluted loss per share as the effect would be anti-dilutive.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

At August 26, 2005, potentially dilutive common shares which were not included in the computation of diluted loss per share included the following:

1. Outstanding options to purchase the Company’s common stock totaling 274,562 shares.

2. Convertible subordinated debt with a face value of $10,000,000, which is convertible into shares of common stock at an exercise price of $6.05 per share, equating to 1,652,893 shares of common stock if fully converted. Upon each conversion of the subordinated note, the holder will be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the subordinated note were to be converted into shares of common stock, then warrants to purchase an additional 165,289 shares of common stock would be issued, bringing the total number of shares of common stock to be issued to 1,818,182.

None of these shares were included in the computation of diluted loss per share as the effect would be anti-dilutive.

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

The cost for stock option employee compensation was approximately $7,000 and $15,000, respectively, for the thirteen and twenty-six week periods ending August 25, 2006.

As of August 25, 2006, the remaining prospective pre-tax cost of unvested stock option employee compensation was approximately $55,000 which will be expensed on a pro-rata basis going forward.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock option employee compensation for the thirteen and twenty-six week periods ended August 26, 2005:

(amounts in thousands)	Thirteen weeks ended August 26, 2005	Twenty-six weeks ended August 26, 2005

Net loss, as reported	$1,620	$3,343
Plus: stock-based compensation costs determined under fair market value based methods for all awards	7	15

Net loss, pro forma	$1,627	$3,358
Loss per share of common stock-basic and diluted:
As reported	$0.18	$0.37
Pro forma	$0.18	$0.37

There were no grants of stock options during the twenty-six weeks ended August 25, 2006 or August 26, 2005.

2. Accounts Receivable:

The components of accounts receivable at August 25, 2006 and February 24, 2006 are as follows:

	(amounts in thousands)

	August 25, 2006	Feb. 24, 2006

U.S. Government receivables billed and unbilled contract costs subject to negotiation	$3,120	$3,346
U.S. commercial receivables billed	1,361	2,297
International receivables billed	1,152	1,343

	5,633	6,986
Less allowance for doubtful accounts	(376)	(965)

	$5,257	$6,021

U.S. government receivables billed and unbilled contract costs subject to negotiation:

Unbilled contract costs subject to negotiation as of August 25, 2006 and February 24, 2006, respectively, represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs totaling $3,004,000 were recorded beginning in fiscal year 2002. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company submitted a written rebuttal to the draft report. On July 22, 2004, the U.S. Government’s Contracting Officer issued a final decision on the claim, denying the claim in full. The Company has updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint, which was filed in the Court of Federal Claims in July 2005. This claim is currently in the discovery phase, specifically the mutual exchange of documents. The Company and the U.S. Government currently plan to hold a settlement conference sometime in the near future, although the details and timing have not yet been finalized.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

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

International receivables billed:

International receivables billed include $315,000 and $700,000, respectively, at August 25, 2006 and February 24, 2006, related to a contract with the Royal Thai Air Force (“RTAF”).

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

On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of the $700,000 open balance on this contract. On March 23, 2006, the arbitration panel awarded the Company $314,813 plus interest from March 1, 2006 as full settlement of this dispute. Although the award is final with the arbitration panel, the RTAF has filed a motion in the Thai court to void the award, citing that the award was illegal and thus against the public order and unfair to the RTAF. On August 9, 2006, the Company filed its defense to this motion with the court. In September 2006, at a pre-trial session the court ordered the parties to produce witnesses to testify. This testimony has been scheduled for August and September of 2007.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

If the RTAF loses on its motion but does not honor the decision, the award will have to be enforced through the court system in Thailand, a process which may be time consuming and costly. The assets of the RTAF are not subject to attachment. At this point, the Company is not able to determine what the ultimate result of this dispute will be. However, the Company has established sufficient receivable reserves so that any resolution will not have a material impact on the Company’s financial position or the results of operations.

Historically, the Company has had a positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. However, there is no assurance that the Company will always have a positive experience with regard to recoveries for its contract claims.

3. Stockholders’ Equity

The components of stockholders’ equity at August 25, 2006 and February 24, 2006 were as follows (amounts in thousands, except share information):

		Common Stock		Additional	Accumulated

	Preferred Stock	Shares	Amount	Paid in Capital	Other Comp. Loss	Retained Earnings (Deficit)	Total

Balance at February 24, 2006	—	9,024,804	$451	$16,584	$(249)	$767	$17,553
Net loss for the twenty-six weeks ended August 25, 2006	—	—	—	—	—	(3,920)	(3,920)
Foreign currency translation adjustment	—	—	—	—	61	—	61

Total comprehensive loss							(3,859)

Preferred stock	6,000	—	—	—	—	—	6,000
Dividends on preferred stock	—	—	—	—	—	(79)	(79)
Compensation cost	—	—	—	15	—	—	15
Other shares issued		1,445	—	3	—	—	3

Balance at August 25, 2006	$6,000	9,026,249	$451	$16,602	$(188)	$(3,232)	$19,633

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

4. Long-Term Obligations and Credit Arrangements:

The following table lists the long-term debt and other long-term obligations of the Company as of August 25, 2006:

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt, including current maturities	$8,593	$—	$8,593	$—	$—
Operating leases	663	128	338	197	—

Total	$9,256	$128	$8,931	$197	$—

Long-term debt is reported net of unamortized discount of $1,407,000 on the Company’s subordinated debt.

As part of our credit agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC Bank”), the Company was required to maintain a minimum tangible net worth (defined as total assets minus intangible assets minus all liabilities) (“Tangible Net Worth”) at the end of each fiscal quarter and fiscal year of $12,000,000. Additionally, as part of our subordinated debt agreement, at the end of each fiscal quarter and fiscal year, the Company must meet three financial covenants: (a) a maximum Leverage Ratio (defined as the ratio of total debt to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 4.03 times; (b) a minimum Fixed Charge Ratio (defined as the ratio of the annualized sum of EBITDA minus expenditures for capital equipment and capitalized software to annualized fixed charges (interest payments, income taxes paid, and any cash dividends) of 1.06 times, and (c) a minimum Tangible Net Worth Ratio, which adjusts quarterly, based on net income and common stock proceeds.

At August 25, 2006, the Company failed to meet the covenants contained in the subordinated debt agreement but has obtained a waiver of such violations from the subordinated lender. This waiver applies to all periods through August 26, 2007. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

Refinancing

The Company has historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, the Company refinanced its outstanding indebtedness (the “Refinancing”). The Refinancing was effected through the issuance of subordinated, convertible notes to H.F. “Gerry” Lenfest (referred to as “Mr. Lenfest” throughout remainder of document), an individual, and entering into the PNC Agreement. The total proceeds from the Refinancing were $29,800,000.

Bank Credit and Facility

Since its inception, the PNC Agreement has undergone numerous amendments. As of August 25, 2006, the facility total was $5,000,000 and use of this amount was restricted to the issuance of international letters of credit. This line was secured by all assets of the Company as well as a $5,000,000 personal guarantee by Mr. Lenfest.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the agreement’s termination date to the earlier of June 30, 2007 or such date to which the Company and PNC Bank have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing the Company’s assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement.

As of August 25, 2006, we had used approximately $2,898,000 of the availability under the PNC Agreement for international letters of credit.

Equity Line

On April 7, 2006, the Company entered into a Preferred Stock Purchase Agreement (the “Equity Agreement”) with Mr. Lenfest, a Director, significant shareholder and holder of the Company’s subordinated debt. The Equity Agreement permits ETC to unilaterally draw down up to $15 million prior to October 2007 in exchange for shares of the Company’s newly-created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of the Company’s common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns are not permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Equity Agreement also allows for the Company to redeem any outstanding Preferred Stock any time within the six-year term of the Equity Agreement. The Preferred Stock is entitled to vote with the ETC common stock on an as converted basis.

In connection with the execution of the Equity Agreement, the Company drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, the Company drew down an additional $3 million by issuing 3,000 shares of Preferred Stock at a Conversion Price equal to $6.68 per common share.

Subordinated Convertible Debt

In connection with the financing provided by PNC Bank on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note (the “Note”) in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of the Company’s common stock. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Mr. Lenfest. The Note accrues interest at the rate of 10% per annum (Mr. Lenfest has reduced the rate to 8% on a temporary basis for the period December 1, 2004 through November 30, 2006) and matures on February 18, 2009. At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

The obligations of the Company to Mr. Lenfest under the Convertible Note and Warrant Purchase Agreement are secured by a second lien on all of the assets of the Company, junior in rights to any lien (if any is in place) in favor of PNC Bank, including all real property owned by the Company.

Subordinated Convertible Debt Discount

In fiscal 2003, the Company recorded $2,609,000 in additional paid-in capital representing an allocation of the proceeds from the convertible debt element of its financing with PNC Bank and Mr. Lenfest. This allocation represented the value assigned to the beneficial conversion option of the Note and the value of the associated warrants. Such values were derived pursuant to an independent appraisal of these financial instruments obtained by the Company. Accreted interest expense related to the beneficial conversion option and the warrants was $111,000 and $217,000 for the thirteen and twenty-six week periods ending August 25, 2006, respectively, and $384,000 in fiscal 2006.

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

On February 14, 2005, Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of common stock in exchange for a payment of approximately $3.9 million. Additionally, on February 14, 2005, Mr.Lenfest purchased 373,831 shares of the Company’s common stock for approximately $2.0 million.

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

(unaudited)

On June 30, 2005, the Company directed the trustee for the bonds to issue a redemption notice for all of the outstanding bonds and, on August 1, 2005 the Company utilized the restricted cash held by PNC Bank to redeem the bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to the Company’s statement of operations.

Liquidity

At any particular time, the Company’s cash position is affected by the timing of cash receipts for milestone payments on open orders, product sales and maintenance services and the Company’s payments for inventory and operating expenses, including legal expenses, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in our cash balances. We face increased liquidity risk if we do not receive cash flow from operating activities as planned. Our principal sources of liquidity are our cash balances, cash from operations and our equity line with Mr. Lenfest. Given our inability to borrow cash under the amended PNC Agreement and certain restrictions in the Equity Agreement, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to locate such additional capital and that the actions by PNC Bank will not have a long-term material adverse effect on our business.

Our plans project that our current cash resources, including our equity line with Mr. Lenfest, and cash to be generated from operating activities should be adequate for at least the next twelve months. Our plans assume customer acceptances and subsequent collections from a few large customers, as well as cash receipts on new bookings.

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

(unaudited)

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

	ATS	Industrial Group	Total

	(amounts in thousands)
Thirteen weeks ended August 25, 2006
Net Sales	$2,985	$1,344	$4,329
Interest Expense	212	72	284
Depreciation and Amortization	289	168	457
Operating Loss	(509)	(1,202)	(1,711)
Income Tax	4	—	4
Goodwill and Intangibles	455	—	455
Identifiable Assets	18,551	6,672	25,223
Expenditures For Segment Assets	55	20	75
Thirteen weeks ended August 26, 2005
Net Sales	$3,138	$3,117	$6,255
Interest Expense	267	127	394
Depreciation and Amortization	257	240	497
Operating Loss	(635)	(291)	(926)
Income Tax Benefit	—	—	—
Goodwill and Intangibles	477	—	477
Identifiable Assets	16,882	8,012	24,894
Expenditures For Segment Assets	395	187	582

Reconciliation to consolidated amounts	Thirteen weeks ended August 25, 2006	Thirteen weeks ended August 26, 2005

Segment Assets	$25,223	$24,894
Corporate Assets	10,155	14,403

Total Assets	$35,378	$39,297

Segment operating loss	$(1,711)	$(926)
Less interest expense	(284)	(394)
Less income tax	(4)	—

Total loss for segments	(1,999)	(1,320)
Corporate home office expenses	(116)	(223)
Interest and other expenses	(43)	(76)
Minority interest	10	(1)

Net loss	$(2,148)	$(1,620)

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

	ATS	Industrial Group	Total

	(amounts in thousands)
Twenty-six weeks ended August 25, 2006
Net Sales	$5,418	$3,486	$8,904
Interest Expense	418	148	566
Depreciation and Amortization	534	386	920
Operating Loss	(1,630)	(1,277)	(2,907)
Income Tax	9	—	9
Goodwill and Intangibles	455	—	455
Identifiable Assets	18,551	6,672	25,223
Expenditures For Segment Assets	116	42	158
Twenty-six weeks ended August 26, 2005
Net Sales	$6,613	$5,557	$12,170
Interest Expense	642	302	944
Depreciation and Amortization	552	418	970
Operating Loss	(727)	(1,142)	(1,869)
Income Tax Benefit	—	—	—
Goodwill and Intangibles	477	—	477
Identifiable Assets	16,882	8,012	24,894
Expenditures For Segment Assets	462	219	681

Reconciliation to consolidated amounts	Twenty-six weeks ended August 25, 2006	Twenty-six weeks ended August 26, 2005

Segment Assets	$25,223	$24,894
Corporate Assets	10,155	14,403

Total Assets	$35,378	$39,297

Segment operating loss	$(2,907)	$(1,869)
Less interest expense	(566)	(944)
Less income tax	(9)	—

Total loss for segments	(3,482)	(2,813)
Corporate home office expenses	(462)	(432)
Interest and other expenses	7	(100)
Minority interest	17	2

Net loss	$(3,920)	$(3,343)

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

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Approximately 37% of sales totaling $1,590,000 in the thirteen weeks ended August 25, 2006 were made to one international customer in the ATS segment. Approximately 25% of sales totaling $1,581,000 in the thirteen weeks ended August 26, 2005 were made to one domestic customer in the ATS segment.

Approximately 40% of sales totaling $3,518,000 in the twenty-six weeks ended August 25, 2006 were made to one international customer in the ATS segment and one domestic customer in the industrial segment. Approximately 32% of sales totaling $3,909,000 in the twenty-six weeks ended August 26, 2005 were made to two domestic customers in the ATS segment.

Included in the segment information for the thirteen weeks ended August 25, 2006 are export sales (which includes sales of the Company’s foreign subsidiaries) of $2,726,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Japan ($1,590,000) and Nigeria ($303,000). Sales to the U.S. Government and its agencies were $152,000 for the period.

Included in the segment information for the thirteen weeks ended August 26, 2005 are export sales (which includes sales of the Company’s foreign subsidiaries) of $2,794,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Pakistan. Sales to the U.S. Government and its agencies aggregated $630,000 for the period.

Included in the segment information for the twenty-six weeks ended August 25, 2006 are export sales (which includes sales of the Company’s foreign subsidiaries) of $5,270,000. Of this amount, there are sales to or relating to commercial accounts in Japan of $2,512,000. Sales to the U.S. Government and its agencies aggregated $418,000 for the period.

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

(unaudited)

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

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48). Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Interpretation applies to all business enterprises including not-for-profit organizations. In applying FIN 48, an entity must evaluate a tax position, as defined, using a two-step process.

•

Evaluation for recognition: An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not (i.e., a likelihood of more than 50 percent) that the position will be sustained on examination.

•	Measurement of the benefit: The amount recognized should be the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

The Interpretation also allows for subsequent recognition and derecognition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is not able at this time to determine what impact, if any, adoption of FIN 48 will have on the results of operations.

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

These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products and lines of business, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company; and (vi) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.

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

The following factors have had an adverse impact on our performance for fiscal 2007:

•	unfavorable global economic and political conditions for our aeromedical products;

Historically our ATS sales have primarily consisted of aeromedical simulation equipment which was installed at our military customer’s locations (aeromedical centers or airbases) throughout the world. This equipment was operated by flight doctors, physiologists and other personnel with the primary purpose of either evaluation or training of pilots in the physiological effects of flight in high performance jet aircraft. Our open contract mix often included one large order (e.g., a centrifuge or an order for an entire training center of equipment), a few medium-priced simulators, and other low-end trainers. Large dollar contracts deliverable over multiple years tended to be received every 18 months to two years. The events of September 11, 2001 and the resulting emphasis on world terriorism basically ended this cycle. The recent performance in our ATS line reflects the results of these events.

In an effort to penetrate a new market segment for our training devices, we have developed the Advanced Tactical Flight Simulation (“ATFS”) technology. In fiscal 2007 we continue our education and marketing efforts to introduce our ATFS technology to the U.S. military. Although the cost of developing and marketing this technology is high, the evolution of these exciting and state-of-the-art technologies is an important step in our goal of integrating flight and aeromedical training in a simulator device. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high-G Force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We believe that armed forces agencies of various governments will appreciate the efficiency of these technologies, especially in this time of fiscal conservatism and budgetary constraints throughout the world.

Another use of cash is our continued construction of the National AeroSpace Training and Research Center (NASTAR Center). Although in the past we have occasionally offered aeromedical training to pilots and other personnel, the NASTAR approach represents a completely different business model. Under the business model we intend to develop, our ATS group would evolve to become a services versus product supplier. The NASTAR revenue model would theoretically become much more predictable than the current varied mix of medium and large ticket product sales requiring multiple years of development and production.

NASTAR Center, set to open in January 2007, will offer a complete range of aviation training and research support for military and civil aviation as well as space travel and tourism. The Center will house state of the art equipment including the ATFS-400, GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, Hypobaric Chamber and Night Vision and Night Vision Goggle Training System. These products represent 37 years of pioneering development and training solutions for the most rigorous stresses encountered during high performance aircraft flight including the effects of altitude exposure, High G exposure, spatial disorientation and escape from a disabled aircraft.

•	continued development of flexibility and functionality in our Advanced Disaster Management Simulation product line;

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

We have made significant progress in advancing and enhancing our ADMS line of products. Graphics are sharper and more realistic, interactivity and connectivity of objects is tighter, additional disaster scenarios have been added, and we have made the hardware configuration more user friendly. However, this effort has put pressure on our gross margins. In fiscal 2007, we are continuing to invest in marketing efforts to evaluate the appropriate business model for this unique approach to first responder training.

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

•	Higher costs of capital;

Although down from the prior period, interest expense continues to be significant. For the twenty-six weeks ended August 25, 2006, interest expense was $566,000 or 6.4% of sales. In addition to cash interest payments on the Company’s subordinated debt we have recently issued preferred stock which has a 6% dividend rate.

•	Higher inventory reserves;

Reflecting our reduced sales level and order flow, during the twenty-six weeks ended August 25, 2006 we increased our excess and obsolete product inventory reserves for some of our mid-line pilot trainers, which have experienced slow sales in the most recent periods.

•	Litigation and claims costs;

Although down significantly from prior levels, litigation and claim costs have averaged approximately 5% of sales in fiscal 2007. We anticipate that these costs will continue to be a major component of our general, administrative and selling costs.

•	Cash flow;

Beginning in fiscal 2006, we saw a major change in our ATS business not only in the amount of new contract awards but also in the payment terms offered by our customers. Whereas most of our contracts previously included milestone payments and were cash positive for most of the design and production periods, in our two largest currently open ATS contracts most of the contract payment comes at shipment or after in-country acceptance. The combined open payments on these two contracts exceeds the total of net cash used in operating activities for the entire first half of fiscal 2007. Obviously funding these contracts requires a significant amount of operating funds and may hamper the growth of our other lines of business.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the Agreement termination date to the earlier of June 30, 2007 or such date to which the Company and PNC have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing the Company’s assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement. This $5,000,000 facility remains restricted to use for issuing letters of credit. However, we may have access to funds under an equity line agreement executed on April 7, 2006 with Mr. Lenfest. Under certain conditions, we will have access to up to $15 million in cash to support operations. Given our low beginning sales backlog and ongoing difficulty in obtaining new contracts, we may need to obtain additional sources of capital in order to continue growing and operating our business. Because we have established businesses in many markets, significant fixed assets including a building, and other business assets, which can be used for security, we believe that we will be able to locate such additional sources of capital, although there is no assuredness that we will be successful in this endeavor.

We face the following challenges and business goals in order to make fiscal 2007 a successful year:

Aircrew Training Systems

•	Complete the construction of building modifications and produce the equipment for the NASTAR center. Our challenge in fiscal 2007 continues to be to secure funding to support this initiative.
•

Continue to evolve Advanced Tactical Flight Simulation (ATFS). Our challenge will be to obtain funding to continue this critical development objective, either through federal, state or local government grants or a customer order.

•	ADMS

In prior years, we have spent significant time and funds to develop and refine this technology. During 2007, we need to emphasize our sales and marketing efforts for this product group through demonstrations, exhibiting at trade shows, tele-marketing and visiting potential customer sites. These and other approaches need to be explored to develop awareness for this simulation product. An additional objective for fiscal 2007 is to develop a business model which will effectively deliver this program.

•	Claims/Litigation

We will continue to pursue outstanding commercial litigation and the Company’s claim against the U.S. government with a goal of mediation or settlement.

•	ETC-PZL

During fiscal 2006, ETC-PZL performed under a significant contract from L-3 Communications. This contract was virtually complete at the end of fiscal 2006. ETC-PZL will need to replace this revenue with other contracts, either in or outside of Poland.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Liquidity

We do not currently have a bank facility, which can be used to borrow funds for operations.

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the PNC Agreement’s termination date to the earlier of June 30, 2007 or such date to which the Company and PNC Bank have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing the Company’s assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement. This $5,000,000 facility remains restricted to use for issuing letters of credit. As of August 25, 2006, we had used approximately $2,898,000 million of this facility for international letters of credit.

On April 7, 2006, we entered into a Preferred Stock Purchase Agreement (the “Equity Agreement”) with Mr. Lenfest, a Director, significant shareholder and holder of our subordinated debt. The Equity Agreement permits us to unilaterally draw down up to $15 million prior to October 2007 in exchange for shares of our newly-created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of the Company’s common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns are not permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Equity Agreement also allows for us to redeem any outstanding Preferred Stock any time within the six-year term of the Equity Agreement. The Preferred Stock is entitled to vote with the ETC common stock on an as converted basis.

In connection with the execution of the Agreement, the Company drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, the Company drew down an additional $3 million by issuing 3,000 shares of Preferred Stock at a Conversion Price equal to $6.68 per common share.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Results of Operations

Thirteen weeks ended August 25, 2006 compared to thirteen weeks ended August 26, 2005.

We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

Summary Table of Results

(unaudited)

	13 weeks ended Aug. 25, 2006	13 weeks ended Aug. 26, 2005	Variance $ ( ) =	Variance % Unfavorable

	(amounts in thousands)
Sales:
Domestic	$1,451	$2,831	$(1,380)	(48.8)%
US Government	152	630	(478)	(75.9)
International	2,726	2,794	(68)	(2.4)

Total Sales	4,329	6,255	(1,926)	(30.8)
Gross Profit	494	1,253	(759)	(60.6)
Selling, general & administrative	2,144	2,248	104	4.6
Research & development	263	154	(109)	(70.8)
Operating loss	(1,913)	(1,149)	(764)	(66.5)
Interest expense, net	284	394	110	27.9
Other (income)/expense, net	(43)	76	119	156.6
Income taxes	4	—	(4)	n/a
Minority Interest	10	(1)	11	1,100.0

Net loss	$(2,148)	$(1,620)	$(528)	(32.6)%
Net loss per common share	$(0.24)	$(0.18)	$(.06)	(33.3)%

Net Loss.

We had a net loss of $2,148,000, or $.24 per share (diluted), during the second quarter of fiscal 2007 versus a net loss of $1,620,000, or $.18 per share (diluted), for the second quarter of fiscal 2006, representing an increase in net loss of $528,000 or 32.6%. This increase in net loss reflected a reduced gross profit (down $759,000, 60.6%) on reduced sales compounded with higher research and development expenses. Acting as partial offsets were reduced selling, general and administrative expenses (down $104,000, 4.6%) and reduced interest and other expenses.

Sales.

Sales for the second quarter of fiscal 2007 were $4,329,000 as compared to $6,255, 000 for the second quarter of fiscal 2006, a decrease of $1,926,000 or 30.8%. Sales decreases were evidenced in all geographic areas, most notably domestic which was down $1,380,000 or 48.8%. We have historically experienced significant variability in our sales performance. This reflects the existing sales backlog, product and the nature of contract (size and performance time) mix, the manufacturing cycle and amount of time to effect installation and customer acceptance, and certain factors not in our control such as customer delays and the time required to obtain U.S. Government export licenses. One or a few contract sales may and typically account for a substantial percentage of our quarterly revenue.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Domestic Sales.

Overall, domestic sales in the second quarter of fiscal 2007 were $1,451,000 as compared to $2,831,000 in the second quarter of fiscal 2006, a decrease of $1,380,000 or 48.8%. Sales decreases were primarily evidenced in sterilizers and environmental products (both down approximately 66% from the prior period) and PTS (down 70%). The sterilizer reduction reflected fewer contracts for both steam and ETO applications. Environmental in the prior period benefited from multiple contracts for automotive applications. PTS suffered from reduced sales of our General Aviation Trainers (GAT). Sales for this product, aimed at the commercial small aircraft pilot training market, have been negligible since September 11, 2001. Domestic sales represented 33.5% of the Company’s total sales in the second quarter of fiscal 2007, down from 45.3% for the second quarter of fiscal 2006. Sales to the U.S. Government in the second quarter of fiscal 2007 were $152,000 as compared to $630,000 in the second quarter of fiscal 2006, and represented 3.5% of total sales in the second quarter of fiscal 2007 versus 10.1% for the second quarter of fiscal 2006.

International Sales.

International sales for the second quarter of fiscal 2007, including sales of our foreign subsidiaries, were $2,726,000 as compared to $2,794,000 in the second quarter of fiscal 2006, a decrease of $68,000 or 2.4%, and represented 63.0% of total sales as compared to 44.6% in the second quarter of fiscal 2006. This decrease resulted from a significant decrease (down $969,000) in sales in the current period for ETC-PZL as the prior period included full production for the L-3 simulator contract. Nearly offsetting this decrease was increased activity for ETC Southampton on work for gyro-labs for Japan and Pakistan. Throughout our history, most of the sales for PTS have been made to international customers. In the second quarter of fiscal 2007, international sales totaling at least ten percent of total international sales were made to or relating to governments or commercial accounts in Japan ($1,590,000) and Nigeria ($303,000). In the second quarter of fiscal 2006, there were sales of 10% or more to or relating to a government account in Pakistan. Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

Gross profit for the second quarter of fiscal 2007 was $494,000 as compared to $1,253,000 in the second quarter of fiscal 2006, a decrease of $759,000 or 60.6%. This decrease reflected the decrease in sales between the two periods coupled with an 8.6 percentage point decrease in the gross profit rate as a percent of sales. Given the low sales volume, most of the product groups experienced significantly reduced gross profit rates in the current period, the primary exception being PTS which was up 4.3 percentage points on the higher sales volume. We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by selling prices, the engineering cost of product enhancements, the amount of new product development required to meet contract specifications, the mix of materials, labor content and engineering effort in manufacturing costs,

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Selling and Administrative Expenses.

Selling and administrative expenses for the second quarter of fiscal 2007 were $2,144,000 as compared to $2,248,000 in the second quarter of fiscal 2006, a decrease of $104,000 or 4.6%, primarily reflecting a significant reduction in sales commissions, legal costs associated with our ongoing litigation and contract claims activities, and bad debt expense. Although reduced from the prior period, spending on legal matters is expected to continue to be significant for the foreseeable future.

A significant portion of our selling and administrative spending is related to three activities: 1. legal and contract claims costs, 2. outside agent and sales personnel commissions on booked contracts and 3. additional accounting, legal and stockholder’s costs required to comply with applicable statutes, rules and regulations as a public company. We have instituted a series of cost cutting measures and plan to continue to review all spending categories.

Research and Development Expenses.

Research and development expenses, which are charged to operations as incurred, were $263,000 for the second quarter of fiscal 2007 as compared to $154,000 for the second quarter of fiscal 2006, reflecting an increase of $109,000 or 70.8%. The current period included development work for NASTAR, environmental conditioned air supply equipment, and ventilators for hyperbaric applications.

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

Where appropriate under applicable accounting principles we capitalize the qualifying costs of developing software contained in certain products.

Interest Expense.

Interest expense for the second quarter of fiscal 2007 was $284,000, a decrease of $110,000 or 27.9%. The decrease reflected no amortization in the current period of deferred finance expenses from our February 2003 refinancing and stock warrants issued subsequent to the February 2003 refinancing in connection with modifications to the PNC Agreement. These amounts had been fully amortized to the operating statement as of February 24, 2006. Additionally, the prior period included cash interest payments on our long-term bonds, which were redeemed on August 1, 2005.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Other Income/Expense, Net.

Other income/expense, net, was income of $43,000 for the second quarter of fiscal 2007 versus a net expense of $76,000 for the second quarter of fiscal 2006, a decrease of $119,000. The current quarter included higher foreign exchange gain in our Polish subsidiary and lower bank charges.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carry forwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carry forwards are expected to be recovered or settled. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. During the current fiscal quarter, no offsetting income tax benefit and corresponding deferred tax receivable was recorded. The tax accrual of $4,000 reflected tax liability in our Polish subsidiary. We will recognize deferred tax benefits only as reassessment demonstrates that they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions.

As of February 24, 2006, we had approximately $12.6 million of federal and $17.9 million of state net loss carry forwards available to offset future income taxes, expiring in 2025. We have established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company’s income tax expense.

No income tax expense or benefit was recognized in the second quarter of fiscal 2006.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Results of Operations

Twenty-six weeks ended August 25, 2006 compared to twenty-six weeks ended August 26, 2005.

We have historically experienced significant variability in our revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

Summary Table of Results

(unaudited)

	26 weeks ended Aug. 25, 2006	26 weeks ended Aug. 26, 2005	Variance $ ( ) =	Variance % Unfavorable

	(amounts in thousands)
Sales:
Domestic	$3,216	$4,875	$(1,659)	(34.0)%
US Government	418	2,122	(1,704)	(80.3)
International	5,270	5,173	97	1.9

Total Sales	8,904	12,170	(3,266)	(26.8)
Gross Profit	1,508	2,735	(1,227)	(44.9)
Selling, general & administrative	4,377	4,875	498	10.2
Research & development	486	161	(325)	(201.9)
Operating loss	(3,355)	(2,301)	(1,054)	(45.8)
Interest expense, net	566	944	378	40.0
Other expense, net	7	100	93	93.0
Income taxes	9	—	(9)	n/a
Minority Interest	17	2	15	750.0

Net loss	$(3,920)	$(3,343)	$(577)	(17.3)%
Net loss per common share	$(0.44)	$(0.37)	$(.07)	(18.9)%

Net Loss.

We had a net loss of $3,920,000 or $.44 per share (diluted), during the first half of fiscal 2007 versus a net loss of $3,343,000 or $.37 per share (diluted), for the first half of fiscal 2006, representing an increase in net loss of $577,000 or 17.3%. This increase in net loss reflected a reduced gross profit (down $1,227,000, 44.9%) on reduced sales compounded with higher research and development expenses. Acting as partial offsets were reduced selling, general and administrative expenses (down $498,000, 10.2%) and reduced interest and other expenses.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Sales.

Sales in the first half of fiscal 2007 were $8,904,000 as compared to $12,170,000 for the first half of fiscal 2006, a decrease of $3,266,000 or 26.8%. Geographically, the sales decrease was almost evenly split between domestic (down $1,659,000, 34.0%) and U.S. government (down $1,704,000, 80.3%). International sales were up $97,000 or 1.9% between the periods. We have historically experienced significant variability in our sales performance. This reflects the existing sales backlog, product and the nature of contract (size and performance time) mix, the manufacturing cycle and amount of time to effect installation and customer acceptance, and certain factors not in our control such as customer delays and the time required to obtain U.S. Government export licenses. One or a few contract sales may and typically do account for a substantial percentage of our revenue.

Domestic Sales.

Overall, domestic sales in the first half of fiscal 2007 were $3,216,000 as compared to $4,875,000 for the first half of fiscal 2006, a decrease of $1,659,000 or 34.0%. The decrease in domestic sales primarily resulted from declines in all product groups except simulation and entertainment. In general, the sales performance for fiscal 2007 has reflected the lower beginning backlog and timing of the booking of new contracts within the period. Domestic sales represented 36.1% of our total sales in the first half of fiscal 2007, compared to 40.1% for the first half of fiscal 2006. Sales to the U.S. Government in the first half of fiscal 2007 were $418,000 as compared to $2,122,000 for the first half of fiscal 2006, a decrease of $1,704,000 or 80.3%, and represented 4.7% of total sales in the first half of fiscal 2007 versus 17.4% for the first half of fiscal 2006. The major decrease in U. S. Government sales in the current period represented percentage of completion revenue recognized in the prior period for a Pilot Selection System purchased by the Army Corps of Engineers for use in a foreign country.

International Sales.

International sales in the first half of fiscal 2007, including sales of our foreign subsidiaries, were $5,270,000 as compared to $5,173,000 for the first half of fiscal 2006, an increase of $97,000 or 1.9%, and represented 59.2% of total sales in the first half of fiscal 2007, as compared to 42.5% for the first half of fiscal 2006. International sales in the current period were up in ETC Southampton in all product categories except environmental. The most significant increase was evidenced in ATS sales which nearly doubled from the prior period where favorable performance resulted from the aforementioned contract work for two gyro-labs. In the first half of fiscal 2007, international sales totaling at least ten percent of total international sales were made to a commercial account in Japan of $2,512,000. In the first half of fiscal 2006, there were sales of 10% or more to or relating to a commercial account in China. Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

Gross profit in the first half of fiscal 2007 was $1,508,000 as compared to $2,735,000 for the first half of fiscal 2006, a decrease of $1,227,000 or 44.9%. This decrease reflected the decrease in sales between the two periods coupled with a 5.6 percentage point decrease in the gross profit rate as a percent of sales. Given the low sales volume, gross profit rate performance among the groups was mixed with three lines down and three lines up. The most significant decrease by dollar volume occurred in ETC Southampton’s PTS gross profit which was down $542,000 or 34.4%. We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by selling prices, the engineering cost of product enhancements, the amount of new product development required to meet contract specifications, the mix of materials, labor content and engineering effort in manufacturing costs.

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

Selling and Administrative Expenses.

Selling and administrative expenses in the first half of fiscal 2007 were $4,377,000 as compared to $4,875,000 for the first half of fiscal 2006, a decrease of $498,000 or 10.2%, primarily reflecting a significant reduction in sales commissions, legal costs associated with the Company’s ongoing litigation and contract claims activities, and bad debt expense. Although reduced from the prior period, spending on legal matters is expected to continue to be significant for the foreseeable future.

A significant portion of our selling and administrative spending is related to three activities: 1. legal and contract claims costs, 2. outside agent and sales personnel commissions on booked contracts and 3. additional accounting, legal and stockholder’s costs required to comply with applicable statutes, rules and regulations as a public company. We have instituted a series of cost cutting measures and plan to continue to review all spending categories.

Research and Development Expenses.

Research and development expenses, which are charged to operations as incurred, were $486,000 in the first half of fiscal 2007 as compared to $161,000 for the first half of fiscal 2006, reflecting an increase of $325,000 or 201.9%. This increase reflected less reimbursement from the Turkish government under grant programs and included development work for NASTAR, environmental conditioned air supply equipment, and ventilators for hyperbaric applications.

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

Where appropriate under applicable accounting principles, we capitalize the qualifying costs of developing software contained in certain products.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Interest Expense.

Interest expense in the first half of fiscal 2007 was $566,000 as compared to $944,000 for the first half of fiscal 2006, representing a decrease of $378,000 or 40.0%. The decrease reflected no amortization in the current period of deferred finance expenses from our February 2003 refinancing and stock warrants issued subsequent to the February 2003 refinancing in connection with modifications to the PNC Agreement. These amounts had been fully amortized to the operating statement as of February 24, 2006. Additionally, the prior period included cash interest payments on our long-term bonds which were redeemed on August 1, 2005.

Other Expense, Net.

Other expense, net, was a net expense of $7,000 for the first half of fiscal 2007 versus a net expense of $100,000 for the first half of fiscal 2006, a decrease of $93,000 or 93.0%. The current period included higher foreign exchange gain in our Polish subsidiary and lower bank charges.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carry forwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carry forwards are expected to be recovered or settled. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. During the current fiscal quarter, no offsetting income tax benefit and corresponding deferred tax receivable was recorded. The tax accrual of $9,000 reflected tax liability in our Polish subsidiary. We will recognize deferred tax benefits only as reassessment demonstrates that they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions.

As of February 24, 2006, we had approximately $12.6 million of federal and $17.9 million of state net loss carry forwards available to offset future income taxes, expiring in 2025. We have established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company’s income tax expense.

No income tax expense or benefit was recognized in the first half of fiscal 2007.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Liquidity and Capital Resources

During the twenty-six weeks ended August 25, 2006, operating activities required $5,805,000 of our cash. Cash was used to fund the operating loss, an increase in costs and estimated earnings in excess of billings on uncompleted long-term contracts (two large contracts do not allow for billing until the devices are shipped or accepted), a build in inventory (NASTAR equipment) and a pay down in accounts payable. The major offsets to this operating usage were non-cash expenses (depreciation and software amortization) and a reduction in accounts receivable.

Our investing activities required $224,000 during the twenty-six weeks ended August 25, 2006, consisting of purchases of capital equipment and capitalized software.

Our financing activities generated $5,922,000 during the twenty-six weeks ended August 25, 2006, primarily reflecting the receipt of $6,000,000 in exchange for the issuance of shares of our preferred stock under the Lenfest Equity Line.

Refinancing

We have historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, we refinanced its operations (the “Refinancing”). The Refinancing was effected through the issuance of subordinated, convertible notes to Mr. Lenfest and entering into a credit agreement (the “PNC Agreement”) with PNC Bank. The total proceeds from the Refinancing were $29,800,000.

Bank Credit and Facility

Since inception, the PNC Agreement has had numerous amendments. As of February 24, 2006, the facility total was $5,000,000 and use of this amount was restricted to the issuance of international letters of credit. This line was secured by all of our assets as well as a $5,000,000 personal guarantee by Mr. Lenfest.

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the agreement’s termination date to the earlier of June 30, 2007 or such date to which the Company and PNC Bank have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing the Company’s assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement. This $5,000,000 facility remains restricted to use for issuing letters of credit. As of August 25, 2006, we had used approximately $2,898,000 million of this facility for international letters of credit.

Equity Line

On April 7, 2006, ETC entered into a Preferred Stock Purchase Agreement (the “Equity Agreement”) with Mr. Lenfest, a Director, significant shareholder and holder of our subordinated debt. The Equity Agreement permits us to unilaterally draw down up to $15 million prior to October 2007 in exchange for shares of our newly-created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of our common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Draw downs will not be permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Equity Agreement also allows us to redeem any outstanding Preferred Stock any time within the six-year term of the Equity Agreement. The Preferred Stock is entitled to vote with the ETC common stock on an as converted basis.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

In connection with the execution of the Agreement, the Company drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, we drew down an additional $3 million by issuing 3,000 shares of Preferred Stock at a Conversion Price equal to $6.68 per common share.

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

Our obligations to Mr. Lenfest under the Convertible Note and Warrant Purchase Agreement are secured by a second lien on all of our assets, junior in rights to any lien (if any is in place) in favor of PNC Bank, including all of our real property.

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

Under the Note, we must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At August 25, 2006, we failed to meet any of these financial covenants but have obtained a waiver from Mr. Lenfest. This waiver applies to all periods through August 26, 2007. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the Note, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release us or any guarantor from any duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

Long-Term Bonds

On March 15, 2000, we issued approximately $5,500,000 of unregistered Taxable Variable Rate Demand/Fixed Rate Revenue Bonds (Series of 2000). Net proceeds from these bonds were used to repay a $4,100,000 advance taken on our revolving credit facility and to finance construction of an addition to our main plant in Southampton, Pennsylvania. The bonds were secured by a $5,000,000 irrevocable direct pay Letter of Credit issued by PNC Bank which was scheduled to expire on February 17, 2006 and which was secured by all of our assets. At February 25, 2005, the bonds were fully cash collateralized. The bonds carried a maturity date of April 1, 2020, bore a variable interest rate which adjusted each week to a rate required to remarket the bonds at full principal value with a cap of 17%, and were subject to mandatory redemption of $275,000 per year for 19 years and $245,000 for the 20th year.

On June 30, 2005, we directed the trustee for the bonds to issue a redemption notice for all of our outstanding bonds and, on August 1, 2005, we utilized the restricted cash held by PNC Bank to redeem all outstanding bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to our statement of operations.

Operating Capital

At any particular time, our cash position is affected by the timing of cash receipts for milestone payments on open orders, product sales and maintenance services and the Company’s payments for inventory and operating expenses, including legal expenses, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in our cash balances. We face increased liquidity risk if we do not receive cash flow from operating activities as planned. Our principal sources of liquidity are our cash balances, cash from operations and our equity line with Mr. Lenfest. Given our inability to borrow cash under the amended PNC Agreement and certain restrictions in the Equity Agreement, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, we believe that we will be able to locate such additional capital and that the actions by PNC Bank will not have a long-term material adverse effect on our business.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Our plans project that our current cash resources, including our equity line with Mr. Lenfest, and cash to be generated from operating activities should be adequate for at least the next twelve months. Our plans assume customer acceptances and subsequent collections from a few large customers, as well as cash receipts on new bookings.

In reference to our outstanding claims with the U.S. Navy, to the extent we are unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on our liquidity and results of operations. Historically, we have had favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 2 to the Consolidated Financial Statements, Accounts Receivable).

Most of our contracts include stage or milestone payment clauses in which the customer advances funds to facilitate the cost of engineering, purchase of materials and production. These advance funds are a significant source of working capital, especially where the project is high in dollar value and requires multiple years to complete.

We are evaluating different business models to generate sales and working capital. These include providing contract training, revenue sharing and leasing our products to third parties. If successful, these alternate approaches may provide a more consistent and predictable cash flow to support our operations.

The following table presents our contractual cash flow commitments on long-term debt and operating leases.

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt, including current maturities	$8,593	$—	$8,593	$—	$—
Operating leases	663	128	338	197	—

Total	$9,256	$128	$8,931	$197	$—

Long-term debt is reported net of unamortized discount of $1,407,000 on our subordinated debt.

Liquidity

At any particular time, our cash position is affected by the timing of cash receipts for milestone payments on open orders, product sales and maintenance services and our payments for inventory and operating expenses, including legal expenses, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in our cash balances. Our principal sources of liquidity are our cash, operations and the Lenfest Equity Agreement. Many of our contracts include stage or milestone payment clauses in which the customer advances funds to facilitate the cost of engineering, purchase of materials and production. These advance funds are a significant source of working capital, especially where the project is high dollar value and requires multiple years to complete.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

We are evaluating different business models to generate sales and working capital. These include providing contract training, revenue sharing and leasing. If successful, these alternate approaches may provide a more consistent and predictable cash flow to support general operations.

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

We believe that existing cash balances at August 25, 2006, cash generated from operating activities as well as future availability under our Equity Agreement will be sufficient to meet our future obligations through at least August 26, 2007.

As of August 25, 2006, claims recorded against the U.S. Government totaled $3,004,000. To the extent we are unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on our liquidity and results of operations. Historically, we have had favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. However, there is no assurance that we will continue to have positive experience with regard to recoveries for our contract claims. (See Note 2 to the Consolidated Financial Statements, Accounts Receivable).

Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2007. In conformity with accounting principles generally accepted in the United States of America, revenue recorded for a claim may not exceed the incurred contract costs related to the claim.

In November 2003, the U.S. Government completed an audit of the submarine rescue decompression chamber project claim, rejecting most of the items due to audit or engineering reasons. We were not provided a copy of the Government’s Technical Report which questioned approximately half of the claim costs. We have submitted a written rebuttal to the draft report and formally requested a copy of the Technical Report. On July 22, 2004, the U.S. Government’s contracting officer issued a final decision on the claim, basically denying the claim in full. We have updated the claim for additional costs expended on claimable items since the original submission and has converted the claim to a complaint which was filed in the Court of Federal Claims in July 2005. On November 7, 2005, the Government filed its response to our complaint, contesting each of the items. This claim is currently in the discovery phase, specifically the mutual exchange of documents. ETC and the U.S. Government currently plan to hold a settlement conference sometime in the near future, although the details and timing have not yet been finalized.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

This U. S. Government claim has followed the typical process of claim notification, preparation, submittal and government audit and review by the contracting officer. Historically, our experience has indicated that most claims are initially denied in part or in full by the contracting officer (or no decision is forthcoming, which is then taken to be a deemed denial) which then forces us to seek relief in a court of law.

We consider the recorded costs to be realizable due to the fact that the costs relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. The U.S. Government, citing failure to deliver the product within contract terms, has assessed liquidated damages but has not offset or withheld any progress payments due to us under the contract. We dispute the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to our fault or negligence. However, following accounting principles generally accepted in the United States of America, we have reduced contract values and corresponding revenue recognition by an estimated amount of $330,000 to cover a delay through the extended delivery period.

On June 16, 2003, we filed for arbitration in Thailand seeking recovery of the $700,000 open balance on the RTAF contract. On March 23, 2006, the Arbitration panel awarded us $314,813 plus interest from March 1, 2006 as full settlement of this dispute. Although the award is final with the arbitration panel, the RTAF has filed a motion in the Thai court to void the award, citing that the award was illegal and thus against the public order and unfair to the RTAF. On August 9, 2006, we filed our defense to this motion with the court. In September 2006, at a pre-trial session the court ordered the parties to produce witnesses to testify. This testimony has been scheduled for August and September of 2007.

If the RTAF loses on its motion but does not honor the decision, the award will have to be enforced through the court system in Thailand, a process which may be time consuming and costly. The assets of the RTAF are not subject to enforcement. At this point, we are not able to determine what the ultimate result of this dispute will be. However, we have established sufficient receivable reserves so that any resolution will not have a material impact on our financial position or results of operations.

Historically, we have had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. However, there is no assurance that we will always have positive experience with regard to recoveries for its contract claims.

Backlog

Our sales backlog at August 25, 2006 and February 24, 2006, for work to be performed and revenue to be recognized under written agreements after such dates, was $10,395,000 and $8,132,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at August 25, 2006 and February 24, 2006, for work to be performed and revenue to be recognized after such dates under written agreements, was $1,475,000 and $1,774,000, respectively. Of the August 25, 2006 backlog, we have contracts for approximately $6,706,000 for aircrew training systems and maintenance support, including $1,183,000 in ETC-PZL, $1,100,000 for the Japanese Defense Agency and $1,999,000 for Indonesia. Our order flow does not follow any seasonal pattern as we receive orders in each fiscal quarter of its fiscal year.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 25, 2006 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2003, Boenning & Scattergood, Inc. (“B&S”) filed suit against the Company in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services, which was entered into with a predecessor of B&S (the “B&S Agreement”). B&S alleged that it contacted the investors in the Company’s February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. On August 17, 2005, the Company entered into an agreement to settle this litigation. The agreement was entered into for the purpose of resolving contested claims and disputes as well as avoiding the substantial costs, expenses and uncertainties associated with protracted and complex litigation, and was not an admission of fault or liability by either party. Under the guidance of FASB Statement No.5, an amount representing a probable settlement had been accrued in a prior period, so the payment under the settlement had no material impact on the Company’s results of operations for the fiscal second quarter of fiscal 2006.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors since fiscal 2006 year end. The reader is referred to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2006, in the section entitled “Risks Particular to our Business”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please see Note 4 to the Notes to Consolidated Financial Statements of the Company, together with the Company’s Current Report on Form 8-K, dated April 6, 2006, and the Company’s Current Report on Form 8-K, dated July 31, 2006 for further information regarding the Company’s sale of Series B Cumulative Convertible Preferred Stock to H.F. Lenfest under the Lenfest Equity Agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Item

3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated October 10, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated October 10, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32

Certification dated October 10, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)
Date: October 10, 2006	By:	/s/ William F. Mitchell

William F. Mitchell President and Chief Executive Officer (Principal Executive Officer)
Date: October 10, 2006	By:	/s/ Duane Deaner

Duane Deaner, Chief Financial Officer (Principal Financial and Accounting Officer)