Form 10-Q
period 2006-11-24
ENVIRONMENTAL TECTONICS CORP
filed 2007-01-08
CIK 33113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2006

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

Yes No

The number of shares outstanding of the registrant’s common stock as of December 29, 2006 is: 9,026,958.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Tectonics Corporation

Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except share and per share information)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 24, 2006	November 25, 2005	November 24, 2006	November 25, 2005

Net sales	$4,718	$6,206	$13,622	$18,376
Cost of goods sold	3,688	4,839	11,084	14,274

Gross profit	1,030	1,367	2,538	4,102

Operating expenses:
Selling and administrative	2,568	2,267	6,945	7,142
Research and development	43	86	529	247

	2,611	2,353	7,474	7,389

Operating loss	(1,581)	(986)	(4,936)	(3,287)

Other expenses:
Interest expense, net	291	321	857	1,265
Other, net	(43)	10	(36)	110

	248	331	821	1,375

Loss before income taxes	(1,829)	(1,317)	(5,757)	(4,662)
Provision for income taxes	4	4	13	4

Loss before minority interest	(1,833)	(1,321)	(5,770)	(4,666)
Income attributable to minority interest	33	6	16	4

Net loss	$(1,866)	$(1,327)	$(5,786)	$(4,670)

Per share information:
Loss applicable to common shareholders	$(1,956)	$(1,327)	$(5,955)	$(4,670)
Basic and diluted loss per share	$(0.22)	$(0.15)	$(0.66)	$(0.52)
Number of shares: basic and diluted	9,027,000	9,021,000	9,031,000	9,020,000

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share information)

	November 24, 2006	February 24, 2006

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,002	$3,566
Cash, restricted	19	16
Accounts receivable, net	8,381	6,021
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	4,679	3,480
Inventories	12,782	10,734
Deferred tax asset	1,558	1,558
Prepaid expenses and other current assets	428	564

Total current assets	31,849	25,939

Property, plant and equipment, at cost, net of accumulated depreciation of $12,643 at November 24, 2006 and $12,134 at February 24, 2006	4,099	4,392
Software development costs, net of accumulated amortization of $10,773 at November 24, 2006 and $9,882 at February 24, 2006	2,008	2,832
Goodwill and intangibles	455	455
Other assets, net	29	49

Total assets	$38,440	$33,667

Liabilities and Stockholders’ Equity Liabilities
Current liabilities
Note payable	$3,000	$—
Accounts payable – trade	1,818	2,111
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	2,035	1,118
Customer deposits	1,401	877
Accrued liabilities	2,134	2,013

Total current liabilities	10,388	6,119

Long-term debt:
Subordinated debt	8,709	8,376

	8,709	8,376

Deferred income taxes	1,558	1,558

Total liabilities	20,655	16,053

Minority interest	77	61
Stockholders’ Equity
Cumulative convertible preferred stock, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at November 24, 2006	6,000	—
Common stock; $.05 par value; 20,000,000 shares authorized; 9,026,958 and 9,024,804 shares issued and outstanding at November 24, 2006 and February 24, 2006, respectively	451	451
Capital contributed in excess of par value of common stock	16,624	16,584
Accumulated other comprehensive loss	(179)	(249)
Retained (deficit) earnings	(5,188)	767

Total stockholders’ equity	17,708	17,553

Total liabilities and stockholders’ equity	$38,440	$33,667

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Thirty-nine Weeks Ended

	November 24, 2006	November 25, 2005

	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(5,786)	$(4,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,400	2,012
Non-cash interest expense	333	282
Provision for losses on accounts receivable and inventories	(307)	129
Minority interest	16	3
Compensation cost	37	—
Changes in operating assets and liabilities:
Accounts receivable	(1,771)	536
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(1,199)	(210)
Inventories	(2,330)	(2,214)
Prepaid expenses and other current assets	136	(203)
Other assets	20	—
Accounts payable	(293)	(754)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	917	209
Customer deposits	524	(1,542)
Other accrued liabilities	121	(1,109)

Net cash used in operating activities	(8,182)	(7,531)

Cash flows from investing activities:
Acquisition of equipment	(216)	(264)
Capitalized software development costs	(67)	(442)

Net cash used in investing activities	(283)	(706)

Cash flows from financing activities:
Proceeds from issuance of note payable	3,000	—
Repayment of long-term bonds	—	(4,370)
Cash, restricted	(3)	4,618
Proceeds from issuance of preferred stock	6,000	—
Dividends payable	(169)	—
Proceeds from issuance of common stock / warrants	3	4

Net cash provided by financing activities	8,831	252

Effect of exchange rate changes on cash	70	58

Net increase (decrease) in cash and cash equivalents	436	(7,927)
Cash and cash equivalents at beginning of period	3,566	12,041

Cash and cash equivalents at end of period	$4,002	$4,114

Supplemental schedule of cash flow information:
Interest paid	$621	$658
Income taxes paid	$4	$5

During the thirty-nine week period ending November 25, 2005, $361 was reclassified from inventory to fixed assets.

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

Inventories

Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $1,314,000 at November 24, 2006 and $1,032,000 at February 24, 2006):

	November 24, 2006	February 24, 2006

	(amounts in thousands)
Raw materials	$112	$158
Work in process	11,120	8,803
Finished goods	1,550	1,773

Total	$12,782	$10,734

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Revenue Recognition

The Company recognizes revenue using three methods:

On long-term contracts over $250,000 in value and six months in length, the percentage-of-completion (“POC”) method is applied based on costs incurred as a percentage of estimated total costs. This percentage is multiplied by the total estimated revenue under a contract to calculate the amount of revenue recognized in an accounting period. Revenue recognized on uncompleted long-term contracts in excess of amounts billed to customers is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which the Company learns the facts which require it to revise the cost and profit estimates. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. Retainage is generally due within one year of completion of the contract. Revenue recognition under the POC method involves significant estimates.

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

In accordance with accounting principles generally accepted in the United States of America, recognizing revenue on contract claims and disputes related to customer caused delays, errors in specifications and designs, and other unanticipated causes, and for amounts in excess of contract value, is generally appropriate if it is probable that the claim will result in additional contract revenue and if the Company can reliably estimate the amount of additional contract revenue it may receive. However, revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Claims are subject to negotiation, arbitration and audit by the customer or governmental agency.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Net loss per share

Basic loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares outstanding during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued (e.g., upon exercise of common stock options or warrants). Potentially dilutive common shares are not included in the computation of diluted loss per share if they are anti-dilutive. Net loss per share as reported for each period was not adjusted for potential common shares, as they are anti-dilutive. The following table illustrates the reconciliation of net loss from operations for fiscal 2007 to net loss applicable to common shareholders:

	Thirteen weeks ended	Thirty-nine weeks ended
	November 24, 2006	November 24, 2006

	(amounts in thousands)
Net loss, as reported	$1,866	$5,786
Plus: preferred stock dividends	90	169

Net loss applicable to common shareholders	$1,956	$5,955
Loss per share of common stock-basic and diluted:	$0.22	$0.66

At November 24, 2006, potentially dilutive common shares which were not included in the computation of diluted loss per share included the following:

A. Outstanding options to purchase the Company’s common stock totaling 371,928 shares.

B. Convertible subordinated debt, with a face value of $10,000,000, which is convertible into shares of common stock at an exercise price of $6.05 per share, equating to 1,652,893 shares of common stock if fully converted. Upon each conversion of the subordinated note, the holder will be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the subordinated note were to be converted into shares of common stock, then warrants to purchase an additional 165,289 shares of common stock would be issued, bringing the total number of shares of common stock to be issued to 1,818,182.

C. Convertible preferred stock issued in fiscal 2007 totaling $6,000,000 which is convertible into 1,055,161 shares of common stock. The conversion price for $3,000,000 of the preferred stock is $4.95 per common share and the remaining $3,000,000 is convertible at $6.68 per common share.

None of these shares were included in the computation of diluted loss per share as the effect would be anti-dilutive.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

At November 25, 2005, potentially dilutive common shares which were not included in the computation of diluted loss per share included the following:

A. Outstanding options to purchase the Company’s common stock totaling 247,939 shares.

B. Convertible subordinated debt with a face value of $10,000,000, which is convertible into shares of common stock at an exercise price of $6.05 per share, equating to 1,652,893 shares of common stock if fully converted. Upon each conversion of the subordinated note, the holder will be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the subordinated note were to be converted into shares of common stock, then warrants to purchase an additional 165,289 shares of common stock would be issued, bringing the total number of shares of common stock to be issued to 1,818,182.

None of these shares were included in the computation of diluted loss per share as the effect would be anti-dilutive.

Share-Based Compensation

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) effective February 25, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options using the intrinsic value method of APB Opinion No. 25, and it did not recognize compensation expense in its income statement for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also provided certain pro forma disclosures for stock option awards as if the fair value-based approach of SFAS No. 123(R) had been applied.

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

The cost for stock option employee compensation was $22,000 and $37,000, respectively, for the thirteen and thirty-nine week periods ending November 24, 2006.

As of November 24, 2006, the remaining prospective pre-tax cost of unvested stock option employee compensation was $186,000, which will be expensed on a pro-rata basis going forward.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock option employee compensation for the thirteen and thirty-nine week periods ended November 25, 2005:

	Thirteen weeks ended	Thirty-nine weeks ended
	November 25, 2005	November 25, 2005

	(amounts in thousands)
Net loss, as reported	$1,327	$4,670
Plus: stock-based compensation costs determined under fair market value based methods for all awards	7	22

Net loss, pro forma	$1,334	$4,692
Loss per share of common stock-basic and diluted:
As reported	$0.15	$0.52
Pro forma	$0.15	$0.52

During the thirteen and thirty-nine weeks ended November 24, 2006, options to purchase a total of 44,639 shares of the Company’s common stock were granted. There were no grants of stock options during the thirty-nine weeks ended November 25, 2005.

2. Accounts Receivable:

The components of accounts receivable at November 24, 2006 and February 24, 2006 are as follows:

	November 24, 2006	Feb. 24, 2006

	(amounts in thousands)
U.S. Government receivables billed and unbilled contract costs subject to negotiation	$3,142	$3,346
U.S. commercial receivables billed	1,173	2,297
International receivables billed	4,442	1,343

	8,757	6,986
Less allowance for doubtful accounts	(376)	(965)

	$8,381	$6,021

U.S. government receivables billed and unbilled contract costs subject to negotiation:

Unbilled contract costs subject to negotiation as of November 24, 2006 and February 24, 2006, respectively, represent claims made against the U.S. Government under a contract for a submarine rescue decompression chamber project. These costs, totaling $3,004,000, were recorded beginning in fiscal year 2002. In November 2003, the U.S. Government completed an audit of the claim, rejecting most of the items due to audit or engineering reasons. The Company submitted a written rebuttal to the draft report. On July 22, 2004, the U.S. Government’s contracting officer issued a final decision on the claim, denying the claim in full. The Company updated the claim for additional costs expended on claimable items since the original submission and converted the claim to a complaint, which was filed in the Court of Federal Claims in July 2005. This claim is currently in the discovery phase, including the mutual exchange of documents. Depositions are expected to last through the end of January 2007. Assuming no further delays, the case is scheduled to go to trial in July 2007.

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

The Company considers the recorded costs to be realizable due to the fact that the costs relate to customer caused delays, errors and changes in specifications and designs, disputed liquidated damages and other out of scope items. The U.S. Government, citing failure to deliver the product within contract terms, has assessed liquidated damages but has not offset or withheld any progress payments due to the Company under the contract. The Company disputes the basis for these liquidated damages, noting that applicable U.S. Government purchasing regulations allow for a waiver of these charges if the delay is beyond the control and not due to the fault or negligence of the Company. However, following accounting principles generally accepted in the United States of America, the Company has reduced contract values and corresponding revenue recognition for an estimated amount of $330,000 to cover the delay through the extended delivery period.

International receivables billed:

International receivables billed include $315,000 and $700,000, respectively, at November 24, 2006 and February 24, 2006, related to a contract with the Royal Thai Air Force (“RTAF”).

In October 1993, the Company was notified by the RTAF that the RTAF was terminating a $4,600,000 simulator contract with the Company. Although the Company had performed in excess of 90% of the contract, the RTAF alleged a failure to completely perform. In connection with this termination, the RTAF made a call on a $230,000 performance bond, as well as a draw on an approximately $1,100,000 advance payment letter of credit. Work under this contract had stopped while under arbitration, but on October 1, 1996, the Thai Trade Arbitration Counsel rendered a decision under which the contract was reinstated in full and the Company was given a period of nine months to complete the remainder of the work. Except as noted in the award, the rights and obligations of the parties remained as stated in the original contract including the potential invoking of penalties or termination of the contract for delay. On December 22, 1997, the Company successfully performed acceptance testing and the unit passed with no discrepancy reports. Although the contract was not completed in the time allotted, the Company had requested an extension on the completion time due to various extenuating circumstances, including allowable “force majeure” events, one of which was a delay in obtaining an export license to ship parts required to complete the trainers. On August 30, 2001, the Company received a payment of $230,000 representing the amount due on the performance bond.

On June 16, 2003, the Company filed for arbitration in Thailand seeking recovery of the $700,000 open balance on this contract. On March 23, 2006, the arbitration panel awarded the Company $314,813 plus interest from March 1, 2006 as full settlement of this dispute. Although this award is final with the arbitration panel, the RTAF has filed a motion in the Thai court to void the award, citing that the award was illegal and thus against the public order and unfair to the RTAF. On August 9, 2006, the Company filed its defense to this motion with the court. In September 2006, at a pre-trial session the court ordered the parties to produce witnesses to testify. This testimony has been scheduled for August and September 2007.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

If the RTAF loses on its motion but does not honor the decision, the award will have to be enforced through the court system in Thailand, a process which may be time consuming and costly. The assets of the RTAF are not subject to attachment. At this point, the Company is not able to determine the ultimate outcome of this dispute. However, the Company has established sufficient receivable reserves so that any resolution will not have a material impact on the Company’s financial position or its results of operations.

Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. Although the claim with the U.S. Government was filed in the Court of Federal Appeals whereas prior claims have been filed with the Armed Services Board of Contract Appeals (ASBCA), the litigation has followed a consistent process and time frame as prior claims. The dispute with the RTAF has been outstanding for over 10 years, although the arbitration award occurred on March 23, 2006.

There is no assurance that the Company will always have positive experience with regard to recoveries for its contract claims.

3. Stockholders’ Equity

The components of stockholders’ equity at November 24, 2006 and February 24, 2006 were as follows (amounts in thousands, except share information):

		Common Stock

	Preferred Stock	Shares	Amount	Additional Paid in Capital	Accumulated Other Comp. Loss	Retained Earnings (Deficit)	Total

Balance at February 24, 2006	—	9,024,804	$451	$16,584	$(249)	$767	$17,553

Net loss for the thirty-nine weeks ended November 24, 2006	—	—	—	—	—	(5,786)	(5,786)
Foreign currency translation adjustment	—	—	—	—	70	—	70

Total comprehensive loss							(5,716)

Preferred stock	6,000	—	—	—	—	—	6,000
Dividends on preferred stock	—	—	—	—	—	(169)	(169)
Compensation cost	—	—	—	37	—	—	37
Other shares issued		2,154	—	3	—	—	3

Balance at November 24, 2006	$6,000	9,026,958	$451	$16,624	$(179)	$(5,188)	$17,708

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

4. Long-Term Obligations and Credit Arrangements:

The following table lists the long-term debt and other long-term obligations of the Company as of November 24, 2006:

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt, including current maturities	$8,709	$—	$8,709	$—	$—
Operating leases	567	32	338	197	—

Total	$9,276	$32	$9,047	$197	$—

Long-term debt is reported net of unamortized discount of $1,291,000 on the Company’s subordinated debt.

As part of the Company’s credit agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC Bank”), at February 24, 2006 the Company was required to maintain a minimum tangible net worth (defined as total assets minus intangible assets minus all liabilities) (“Tangible Net Worth”) at the end of each fiscal quarter and fiscal year of $12,000,000. This was reduced to $9,000,000 under the November 16, 2006 Letter Agreement (see a full description below.)

As part of the Company’s subordinated debt agreement, at the end of each fiscal quarter and fiscal year, the Company must meet three financial covenants: (a) a maximum Leverage Ratio (defined as the ratio of total debt to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 4.03 times; (b) a minimum Fixed Charge Ratio (defined as the ratio of the annualized sum of EBITDA minus expenditures for capital equipment and capitalized software to annualized fixed charges (interest payments, income taxes paid, and any cash dividends) of 1.06 times, and (c) a minimum Tangible Net Worth Ratio, which adjusts quarterly, based on net income and common stock proceeds.

At November 24, 2006, the Company failed to meet the covenants contained in the subordinated debt agreement but has obtained a waiver of such violations from the subordinated lender. This waiver applies to all periods through November 25, 2007. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

Refinancing

The Company has historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, the Company refinanced its outstanding indebtedness (the “Refinancing”). The Refinancing was effected through the issuance of subordinated, convertible notes to H.F. “Gerry” Lenfest (referred to as “Mr. Lenfest” throughout the remainder of this Quarterly Report on Form 10-Q), an individual, and entering into the PNC Agreement. The total proceeds from the Refinancing were $29,800,000.

Bank Credit and Facility

Since its inception, the PNC Agreement has undergone numerous amendments. As of November 24, 2006, the facility total was $5,000,000 and use of this amount was restricted to the issuance of international letters of credit. This line was secured by all assets of the Company as well as a $5,000,000 personal guarantee by Mr. Lenfest.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

On June 28, 2006, the Company signed an amendment to the PNC Agreement which (i) extended the agreement’s termination date to the earlier of June 30, 2007 or such date to which the Company and PNC Bank have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing the Company’s assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement.

On November 16, 2006, the Company entered into a Letter Agreement with PNC Bank. This Letter Agreement amended, restated and replaced the existing PNC Credit Agreement. Pursuant to such agreement, PNC Bank (i) terminated ETC’s Credit Agreement dated as of February 18, 2003 (ii) re-approved the Company’s $5 million Line of Credit for Letters of Credit, and (iii) re-affirmed the Tangible Net Worth covenant (as defined in the Agreement) to a be a minimum of $9,000,000. The $5 million Line of Credit for Letters of Credit will continue to be guaranteed by Mr. Lenfest, the holder of the Company’s subordinated debt and a party to the Company’s Preferred Stock Purchase Agreement, which is described below.

As of November 24, 2006, the Company had used approximately $3,208,000 of the availability under the PNC Agreement for international letters of credit.

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

In connection with the execution of the Equity Agreement, in April 2006 the Company drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, the Company drew down an additional $3 million by issuing 3,000 shares of Preferred Stock at a Conversion Price equal to $6.68 per common share.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Unsecured Promissory Note

On November 16, 2006, the Company executed an Unsecured Promissory Note (the “Lenfest Note”) in favor of H.F. Lenfest in the aggregate principal amount of $3,000,000. Pursuant to the terms of the Lenfest Note, ETC can borrow up to $3,000,000, in increments of $1,000,000, prior to the maturity date of October 6, 2007. On November 17, 2006, ETC borrowed $3,000,000. The Lenfest Note plus all accrued interest was repaid in full on December 13, 2006.

All outstanding and unpaid interest on the Lenfest Note is due and payable on the earlier of (i) October 6, 2007 or (ii) such date as ETC draws down funds sufficient to repay the amount due under the Lenfest Note pursuant to the Preferred Stock Purchase Agreement, dated as of April 6, 2006, between ETC and Mr. Lenfest.

Borrowings made pursuant to the Lenfest Note will bear interest at an annual rate of six (6%) percent with such interest beginning to accrue on the date of the funding of each loan and, to the extent not paid, compounding on the first day of each month.

The Lenfest Note provides for customary events of default including, but not limited to, the nonpayment of any amount payable when due, certain bankruptcy, insolvency or receivership events and the imposition of certain judgments. Upon the occurrence of an event of default, Mr. Lenfest has the right to accelerate the maturity date of the Lenfest Note and demand immediate payment of all amounts payable there under.

Subordinated Convertible Debt

In connection with the financing provided by PNC Bank on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest pursuant to which the Company issued to Mr. Lenfest (i) a senior subordinated convertible promissory note (the “Senior Subordinated Note”) in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of the Company’s common stock. Upon the occurrence of certain events, the Company would be obligated to issue additional warrants to Mr. Lenfest. The Senior Subordinated Note accrues interest at the rate of 10% per annum (Mr. Lenfest has reduced the rate to 8% on a temporary basis for the period December 1, 2004 through November 30, 2006) and matures on February 18, 2009. At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Senior Subordinated Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants were exercisable into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

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

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Subordinated Convertible Debt Discount

In fiscal 2003, the Company recorded $2,609,000 in additional paid-in capital representing an allocation of the proceeds from the convertible debt element of its financing with PNC Bank and Mr. Lenfest. This allocation represented the value assigned to the beneficial conversion option of the Senior Subordinated Note and the value of the associated warrants. Such values were derived pursuant to an independent appraisal of these financial instruments obtained by the Company. Accreted interest expense related to the beneficial conversion option and the warrants were $116,000 and $333,000 for the thirteen and thirty-nine week periods ending November 24, 2006, respectively, and $384,000 in fiscal 2006.

As a condition of amending the PNC Agreement on August 24, 2004, Mr. Lenfest agreed to issue to PNC Bank on the Company’s behalf a limited guarantee to secure up to $5,000,000 in principal amount of any letters of credit issued under the amended facility. In consideration for issuing this guarantee, Mr. Lenfest receives a fee of 0.75% per annum of the average amount of letters of credit outstanding, payable on a quarterly basis, and did receive a warrant to purchase 200,000 shares of common stock under the same terms and conditions as his warrant to purchase 803,048 shares of common stock.

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

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Liquidity

At any particular time, the Company’s cash position is affected by the timing of cash receipts for milestone payments on open orders, product sales and maintenance services and its payments for inventory and operating expenses, including legal expenses, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in the Company’s cash balances. The Company faces increased liquidity risk if it does not receive cash flow from operating activities as planned. The Company’s principal sources of liquidity are its cash balances, cash from operations and its promissory note and equity line with Mr. Lenfest. As of December 29, 2006, the Company had available a total of $9,000,000 under the promissory note and equity line with Mr. Lenfest and approximately $1,800,000 available under the Letter of Credit line with PNC. Given the Company’s lack of an operating facility with PNC Bank and certain restrictions in the Equity Agreement, the Company may need to obtain additional sources of capital in order to continue growing and operating its business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because the Company has established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used for security, the Company believes that it will be able to locate such additional capital and that the actions by PNC Bank will not have a long-term material adverse effect on its business.

The Company’s plans project that its current cash resources, including cash on hand, its promissory note and equity line with Mr. Lenfest, and cash to be generated from operating activities should be adequate for at least the next twelve months. The Company’s plans assume customer acceptances and subsequent collections from a few large customers, as well as cash receipts on new bookings.

In reference to the Company’s outstanding claims with the U.S. Navy, to the extent the Company is unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on the Company’s liquidity and results of operations. Historically, the Company has had favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. (See Note 2 to the Consolidated Financial Statements, Accounts Receivable).

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

	ATS	Industrial Group	Total

	(amounts in thousands)
Thirteen weeks ended November 24, 2006
Net Sales	$2,533	$2,185	$4,718
Interest Expense	217	74	291
Depreciation and Amortization	214	238	452
Operating Loss	(847)	(497)	(1,344)
Income Tax	4	—	4
Goodwill and Intangibles	455	—	455
Identifiable Assets	22,577	6,629	29,206
Expenditures For Segment Assets	29	1	30

Thirteen weeks ended November 25, 2005
Net Sales	$3,605	$2,601	$6,206
Interest Expense	223	98	321
Depreciation and Amortization	244	189	433
Operating Loss	(467)	(285)	(752)
Goodwill and Intangibles	477	—	477
Identifiable Assets	16,245	7,177	23,422
Expenditures For Segment Assets	18	7	25

	Thirteen weeks ended November 24, 2006	Thirteen weeks ended November 25, 2005

Reconciliation to consolidated amounts
Segment Assets	$29,206	$23,422
Corporate Assets	9,234	12,178

Total Assets	$38,440	$35,600

Segment operating loss	$(1,344)	$(752)
Less interest expense	(291)	(321)
Less income tax	(4)	—

Total loss for segments	(1,639)	(1,073)
Corporate home office expenses	(237)	(234)
Interest and other expenses	43	(10)
Income tax	—	(4)
Minority interest	(33)	(6)

Net loss	$(1,866)	$(1,327)

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

	ATS	Industrial Group	Total

	(amounts in thousands)
Thirty-nine weeks ended November 24, 2006
Net Sales	$7,951	$5,671	$13,622
Interest Expense	635	222	857
Depreciation and Amortization	748	624	1,372
Operating Loss	(2,477)	(1,774)	(4,251)
Income Tax	13	—	13
Goodwill and Intangibles	455	—	455
Identifiable Assets	22,577	6,629	29,206
Expenditures For Segment Assets	145	43	188

Thirty-nine weeks ended November 25, 2005
Net Sales	$10,218	$8,158	$18,376
Interest Expense	865	400	1,265
Depreciation and Amortization	796	607	1,403
Operating Loss	(1,194)	(1,427)	(2,621)
Goodwill and Intangibles	477	—	477
Identifiable Assets	16,245	7,177	23,422
Expenditures For Segment Assets	857	406	1,263

	Thirty-nine weeks ended November 24, 2006	Thirty-nine weeks ended November 25, 2005

Reconciliation to consolidated amounts
Segment Assets	$29,206	$23,422
Corporate Assets	9,234	12,178

Total Assets	$38,440	$35,600

Segment operating loss	$(4,251)	$(2,621)
Less interest expense	(857)	(1,265)
Less income tax	(13)	—

Total loss for segments	(5,121)	(3,886)

Corporate home office expenses	(685)	(666)
Interest and other expenses	36	(110)
Income tax	—	(4)
Minority interest	(16)	(4)

Net loss	$(5,786)	$(4,670)

Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Unallocated general corporate expenses, letter of credit fees, interest expense and minority interest have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Interest and other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

Approximately 46% of sales totaling $2,169,000 in the thirteen weeks ended November 24, 2006 were made to one international customer in the ATS segment, one international customer in the industrial segment and a domestic customer purchasing from the Company’s Polish subsidiary. Approximately 34% of sales totaling $2,135,000 in the thirteen weeks ended November 25, 2005 were made to one domestic customer and one international customer in the ATS segment.

Approximately 23% of sales totaling $3,127,000 in the thirty-nine weeks ended November 24, 2006 were made to one international customer in the ATS segment. Approximately 17% of sales totaling $3,163,000 in the thirty-nine weeks ended November 25, 2005 were made to one domestic customer in the ATS segment.

Included in the segment information for the thirteen weeks ended November 24, 2006 are export sales (which includes sales of the Company’s foreign subsidiaries) of $3,637,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Japan ($615,000), Australia ($662,000) and a domestic customer purchasing from the Company’s Polish subsidiary ($892,000). Sales to the U.S. Government and its agencies were $27,000 for the period.

Included in the segment information for the thirteen weeks ended November 25, 2005 are export sales (which includes sales of the Company’s foreign subsidiaries) of $3,625,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Pakistan ($948,000), Japan ($451,000), and a domestic customer purchasing from the Company’s Polish subsidiary ($1,187,000). Sales to the U.S. Government and its agencies aggregated $249,000 for the period.

Included in the segment information for the thirty-nine weeks ended November 24, 2006 are export sales (which includes sales of the Company’s foreign subsidiaries) of $8,907,000. Of this amount, there are sales to or relating to commercial accounts in Japan ($3,127,000), and a domestic customer purchasing from the Company’s Polish subsidiary ($1,195,000). Sales to the U.S. Government and its agencies aggregated $445,000 for the period.

Included in the segment information for the thirty-nine weeks ended November 25, 2005 are export sales (which includes sales of the Company’s foreign subsidiaries) of $8,799,000. Of this amount, there are sales of 10% or more to or relating to commercial or government accounts in Pakistan ($1,386,000) and a domestic customer purchasing from the Company’s Polish subsidiary ($3,163,000). Sales to the U.S. Government and its agencies aggregated $2,370,000 for the period.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

6. Recent Accounting Pronouncements

Accounting for Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 123(R), Share-Based Payments. Statement No. 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. In March 2005, the SEC issued staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Statement No. 123(R) does not change the accounting for stock ownership plans, which is subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement No. 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company has used in prior reporting periods.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement No. 123(R). The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of Statement No. 123(R). The Company adopted SFAS 123(R) effective February 25, 2006 utilizing the modified prospective application described above. Under this application, the Company recognizes compensation expense related to share-based payments on a straight-line basis over the requisite service period for share-based payment awards granted on or after February 25, 2006. For unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R), the Company recognizes compensation expense in the same manner as was used in its income statement or for pro-forma disclosures prior to the effective date of its adoption of SFAS No. 123(R). See Note 1, Stock-Based Compensation, for more information regarding the adoption of SFAS No. 123(R).

Accounting Changes and Error Corrections

In May 2005, the FASB issued FAS 154 Accounting Changes and Error Corrections. FAS 154, which supersedes Accounting Principles Bulletin (APB) 20, clarifies the accounting for accounting changes which includes

•	A change in accounting principle from one generally accepted accounting principle to another alternative that is considered preferable
•	A change in an accounting estimate
•	A change in the reporting entity

FAS 154 requires retrospective application of a newly adopted accounting principle, including changes in accounting principle required by newly issued pronouncements. It also requires the reporting of a change in depreciation, amortization, or depletion method as a change in an accounting estimate rather than a change in principle. It specifically restricts the use of the term “restatement” to the correction of accounting errors (i.e., mathematical mistakes, mistakes in applying accounting principles, oversight or misuse of available facts, and use of unacceptable GAAP) in previously issued financial statements.

Environmental Tectonics Corporation

Notes to Consolidated Financial Statements, continued

(amounts in dollars, except where noted and share and per share information)

(unaudited)

FAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted Statement 154 effective with the first fiscal quarter of fiscal 2007 without any significant impact on the Company’s consolidated financial position, results of operations or cash flow.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Interpretation applies to all business enterprises including not-for-profit organizations. In applying FIN 48, an entity must evaluate a tax position, as defined, using a two-step process.

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

FIN 48 also allows for subsequent recognition and derecognition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is not able at this time to determine what impact, if any, adoption of FIN 48 will have on the results of operations.

Accounting for Misstatements in Prior Year Financial Statements

In September 2006 the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company is not able at this time to determine what impact, if any, adoption of SAB 108 will have on our consolidated financial statements.

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

These forward-looking statements include statements with respect to our vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products and lines of business, our ability to obtain financing, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about us or our business, (v) statements made about the possible outcomes of our litigation; and (vi) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond our control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in our common stock.

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

In an effort to penetrate a new market segment for our training devices, we have developed the Advanced Tactical Flight Simulation (“ATFS”) technology. In fiscal 2007, we continued our education and marketing efforts to introduce our ATFS technology to the U.S. military. Although the cost of developing and marketing this technology is high, the evolution of these state-of-the-art technologies is an important step in our goal of integrating flight and aeromedical training in a simulator device. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high-G Force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We believe that armed forces agencies of various governments will appreciate the efficiency of these technologies, especially in this time of fiscal conservatism and budgetary constraints throughout the world.

A significant use of our cash is our continued construction of the National AeroSpace Training and Research Center (NASTAR Center). Although in the past we have occasionally offered aeromedical training to pilots and other personnel, the NASTAR approach represents a completely different business model. Under the business model we intend to develop, our ATS group would evolve to become a services versus product supplier. The NASTAR revenue model is theoretically much more predictable than the current varied mix of medium and large ticket product sales requiring multiple years of development and production.

NASTAR Center, set to open in the first quarter of 2007, will offer a complete range of aviation training and research support for military and civil aviation as well as space travel and tourism. The NASTAR Center will house state of the art equipment including the ATFS-400, GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, Hypobaric Chamber and Night Vision and Night Vision Goggle Training System. These products represent ETC’s 37 years of pioneering development and training solutions for the most rigorous stresses encountered during high performance aircraft flight including the effects of altitude exposure, High G exposure, spatial disorientation and escape from a disabled aircraft.

•	continued development of flexibility and functionality in our Advanced Disaster Management Simulation product line;

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

We have made significant progress in advancing and enhancing our ADMS line of products. Graphics are sharper and more realistic, interactivity and connectivity of objects are tighter, additional disaster scenarios have been added, and we have made the hardware configuration more user friendly. However, this effort has put pressure on our gross margins. In fiscal 2007, we are continuing to invest in marketing efforts to evaluate the appropriate business model for this unique approach to first responder training.

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

Although down from the prior period, interest expense continues to be significant. For the thirty-nine weeks ended November 24, 2006, interest expense was $857,000, or 6.3% of sales. In addition to cash interest payments on the Company’s subordinated debt, we have issued preferred stock which has a 6% per annum dividend rate and during the third fiscal quarter of 2007 we borrowed $3,000,000 under the Lenfest Note at an annual interest rate of 6%. The Lenfest Note plus all accrued interest was repaid in full on December 13, 2006.

•	higher inventory reserves;

Reflecting our reduced sales level and order flow, during the thirty-nine weeks ended November 24, 2006 we increased our excess and obsolete product inventory reserves for some of our mid-line pilot trainers, which have experienced slow sales in the most recent periods.

•	litigation and claims costs;

Although down significantly from prior levels, litigation and claim costs have averaged approximately 6.4% of sales in fiscal 2007. We anticipate that these costs will continue to be a major component of our general, administrative and selling costs.

•	cash flow;

Beginning in fiscal 2006, we saw a major change in our ATS business not only in the amount of new contract awards but also in the payment terms offered by our customers. Whereas most of our contracts previously included milestone payments and were cash positive for most of the design and production periods, in our two largest currently open ATS contracts most of the contract payment is due at shipment or after in-country acceptance. Obviously, funding these contracts has required a significant amount of operating funds during the fiscal year. (In December 2006, approximately 50% of these funds were collected and the balance is expected to be collected by fiscal year end).

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the Agreement termination date to the earlier of June 30, 2007 or such date to which we and PNC have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing our assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement. This $5,000,000 facility remains restricted to use for issuing letters of credit.

On November 16, 2006, we entered into a Letter Agreement with PNC Bank. This Letter Agreement amended, restated and replaced the existing PNC Credit Agreement. Pursuant to such agreement, PNC Bank (i) terminated our Credit Agreement dated as of February 18, 2003 (ii) re-approved our $5 million Line of Credit for Letters of Credit, and (iii) re-affirmed the Tangible Net Worth covenant (as defined in the Letter Agreement) to be a minimum of $9,000,000. The $5 million Line of Credit for Letters of Credit will continue to be guaranteed by Mr. Lenfest.

The Company’s principal sources of liquidity are its cash balances, cash from operations and its promissory note and equity line with Mr. Lenfest. As of December 29, 2006, the Company had available a total of $9,000,000 under the promissory note and equity line with Mr. Lenfest and approximately $1,800,000 available under the Letter of Credit line with PNC. Given our low beginning sales backlog and ongoing difficulty in obtaining new contracts, we may need to obtain additional sources of capital in order to continue growing and operating our business. Because we have established businesses in many markets, significant fixed assets including a building, and other business assets which can be used as collateral for an investor or lender, we believe that we will be able to locate such additional sources of capital, although there is no assuredness that we will be successful in this endeavor.

We face the following challenges and business goals in order to make fiscal 2007 a successful year:

Aircrew Training Systems

•	Complete the construction of building modifications and produce the equipment for the NASTAR Center. Our challenge in fiscal 2007 continues to be to secure funding to support this initiative.
•

Continue to evolve our Advanced Tactical Flight Simulation (ATFS) business. Our challenge will be to obtain funding to continue this critical development objective, either through federal, state or local government grants or a customer order.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Claims/Litigation

We will continue to pursue outstanding commercial litigation and our claim against the U.S. government with a goal of mediation or settlement.

ETC-PZL

During fiscal 2006, ETC-PZL performed under a significant contract from L-3 Communications. This contract was virtually complete at the end of fiscal 2006. ETC-PZL will need to replace this revenue with other contracts, either in or outside of Poland.

Liquidity

We do not currently have a bank facility which can be used to borrow funds for operations.

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the PNC Agreement’s termination date to the earlier of June 30, 2007 or such date to which we and PNC Bank have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing our assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement. This $5,000,000 facility remains restricted to use for issuing letters of credit.

On November 16, 2006, we entered into a Letter Agreement with PNC Bank. This Letter Agreement amended, restated and replaced the existing PNC Credit Agreement. Pursuant to such agreement, PNC Bank (i) terminated ETC’s Credit Agreement dated as of February 18, 2003 (ii) re-approved our $5 million Line of Credit for Letters of Credit, and (iii) re-affirmed the Tangible Net Worth covenant (as defined in the Agreement) to a be a minimum of $9,000,000. The $5 million Line of Credit for Letters of Credit will continue to be guaranteed by Mr. Lenfest. As of November 24, 2006, we had used approximately $3,200,000 million of this facility for international letters of credit.

On April 7, 2006, we entered into a Preferred Stock Purchase Agreement (the “Equity Agreement”) with Mr. Lenfest. The Equity Agreement permits us to unilaterally draw down up to $15 million prior to October 2007 in exchange for shares of our newly-created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of our common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns are not permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Equity Agreement also allows for us to redeem any outstanding Preferred Stock any time within the six-year term of the Equity Agreement. The Preferred Stock is entitled to vote with the ETC common stock on an as converted basis.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

In connection with the execution of the Equity Agreement, in April 2006 we drew down $3,000,000 by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, we drew down an additional $3,000,000 by issuing 3,000 shares of Preferred Stock at a Conversion Price equal to $6.68 per common share.

On November 16, 2006, we executed an Unsecured Promissory Note (the “Lenfest Note”) in favor of Mr. Lenfest in the aggregate principal amount of $3,000,000. Pursuant to the terms of the Lenfest Note, ETC can borrow up to $3,000,000 in increments of $1,000,000 prior to the maturity date of October 6, 2007. Pursuant to the terms and conditions of the Lenfest Note, on November 17, 2006, ETC borrowed $3,000,000. The Lenfest Note plus all accrued interest was repaid in full on December 13, 2006.

All outstanding and unpaid interest on the Lenfest Note is due and payable on the earlier of (i) October 6, 2007 or (ii) such date as ETC draws down funds sufficient to repay the amount due under the Lenfest Note pursuant to the Preferred Stock Purchase Agreement.

Borrowings made pursuant to the Lenfest Note will bear interest at an annual rate of six (6%) percent with such interest beginning to accrue on the date of the funding of each loan and, to the extent not paid, compounding on the first day of each month.

The Lenfest Note provides for customary events of default including, but not limited to, the nonpayment of any amount payable when due, certain bankruptcy, insolvency or receivership events and the imposition of certain judgments. Upon the occurrence of an event of default, Mr. Lenfest has the right to accelerate the maturity date of the Lenfest Note and demand immediate payment of all amounts payable there under.

As of December 29, 2006, the Company had available a total of $9,000,000 under the promissory note and equity line with Mr. Lenfest and approximately $1,800,000 available under the Letter of Credit line with PNC.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2006, which was filed with the Securities and Exchange Commission on May 25, 2006.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

There have been no changes to our critical accounting policies since fiscal 2006 year-end. The reader is referred to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2006 in the section entitled “Critical Accounting Policies” under the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Results of Operations

Thirteen weeks ended November 24, 2006 compared to thirteen weeks ended November 25, 2005.

We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results

	13 weeks ended 24-Nov-06	13 weeks ended 25-Nov-05	Variance $	Variance %

	(amounts in thousands)
Sales:
Domestic	$1,054	$2,332	($1,278)	(54.8)%
US Government	27	249	(222)	(89.2)%
International	3,637	3,625	12	0.3%

Total Sales	4,718	6,206	(1,488)	(24.0)%
Gross Profit	1,030	1,367	(337)	(24.7)%
Selling, general & administrative	2,568	2,267	(301)	(13.3)%
Research & development	43	86	43	50.0%
Operating loss	(1,581)	(986)	(595)	(60.3)%
Interest expense, net	291	321	30	9.4%
Other (income) expense, net	(43)	10	53	530.0%
Income taxes	4	4	0	0.0%
Minority interest	33	6	(27)	(450.0)%

Net loss	($1,866)	($1,327)	($539)	(40.6)%
Net loss per common share	$0.22	$0.15	($0.07)	(46.7)%

Net Loss.

We had a net loss of $1,866,000, or $.22 per share (diluted), during the third quarter of fiscal 2007 versus a net loss of $1,327,000, or $.15 per share (diluted), for the third quarter of fiscal 2006, representing an increase in net loss of $539,000 or 40.6%. This increase in net loss reflected a reduced gross profit (down $337,000, 24.7%) on reduced sales compounded with higher general and administrative expenses. Acting as partial offsets were reduced research and development expenses (down $43,000, 50.0%) and reduced interest and other expenses.

Sales.

Sales for the third quarter of fiscal 2007 were $4,718,000 as compared to $6,206,000 for the third quarter of fiscal 2006, a decrease of $1,488,000 or 24.0%. Sales decreases were evidenced in the domestic and government markets and in a majority of product areas, most notably environmental (down $792,000 domestically and $708,000 in total) and ETC Southampton PTS (down $672,000 internationally and $797,000 in total). Acting as partial offsets were international sterilizer sales (up $910,000) and hyperbaric (up $107,000 overall). We have historically experienced significant variability in our sales performance. This reflects the existing sales backlog, product and the nature of contract (size and performance time) mix, the manufacturing cycle and amount of time to effect installation and customer acceptance, and certain factors not in our control such as customer delays and the time required to obtain U.S. Government export licenses. One or a few contract sales may and typically account for a substantial percentage of our quarterly revenue.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Our combined sales backlog at November 24, 2006 for work to be performed and revenue to be recognized under written agreements after such dates was $10,545,000.

Domestic Sales.

Overall, domestic sales in the third quarter of fiscal 2007 were $1,054,000 as compared to $2,332,000 in the third quarter of fiscal 2006, a decrease of $1,278,000 or 54.8%. Significant sales decreases were evidenced in sterilizers and environmental products (down approximately 44% and 94%, respectively, from the prior period). The sterilizer reduction reflected fewer contracts for both steam and ETO applications. Environmental in the prior period benefited from multiple contracts for automotive applications. Domestic sales represented 22.3% of our total sales in the third quarter of fiscal 2007, down from 37.6% for the third quarter of fiscal 2006. Sales to the U.S. Government in the third quarter of fiscal 2007 were $27,000 as compared to $249,000 in the third quarter of fiscal 2006, and represented 0.6% of total sales in the third quarter of fiscal 2007 versus 4.0% for the third quarter of fiscal 2006.

International Sales.

International sales for the third quarter of fiscal 2007, including sales of our foreign subsidiaries, were $3,637,000 as compared to $3,625,000 in the third quarter of fiscal 2006, an increase of $12,000 or 0.3%, and represented 77.1% of total sales as compared to 58.4% in the third quarter of fiscal 2006. This increase resulted from a slight (9.9%) increase in ETC Southampton which was mostly offset by a 17.5% decrease in ETC-PZL on reduced production for the L-3 simulator contract. Throughout our history, most of the sales for PTS have been made to international customers. In the third quarter of fiscal 2007, international sales totaling at least ten percent of total international sales were made to or relating to governments or commercial accounts in Japan ($615,000), Australia ($662,000) and a domestic customer purchasing from ETC-PZL ($892,000). In the third quarter of fiscal 2006, there were sales of 10% or more to or relating to governments or commercial accounts in Japan ($451,000), Pakistan ($948,000) and a domestic customer purchasing from ETC-PZL ($1,187,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Gross Profit.

Gross profit for the third quarter of fiscal 2007 was $1,030,000 as compared to $1,367,000 in the third quarter of fiscal 2006, a decrease of $337,000 or 24.7%. This decrease primarily reflected the decrease in sales between the two periods as the gross profit rate as a percentage of sales between the periods was comparable. During the current period a significantly reduced gross profit and profit rate on lower sales in ETC Southampton was mostly offset by a gross profit improvement both in dollars and as a percentage of sales in ETC-PZL. We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by selling prices, the engineering cost of product enhancements, the amount of new product development required to meet contract specifications, the mix of materials, labor content and the engineering effort in manufacturing costs.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Selling and Administrative Expenses.

Selling and administrative expenses for the third quarter of fiscal 2007 were $2,568,000 as compared to $2,267,000 in the third quarter of fiscal 2006, an increase of $301,000 or 13.3%, primarily reflecting increased consulting fees and start-up expenses associated with the development of the NASTAR Center in ETC Southampton. Acting as a partial offset was reduced commission expense on reduced sales and a favorable sales mix. Although down from the prior period, spending on legal matters is expected to continue to be significant for the foreseeable future.

A significant portion of our selling and administrative spending is related to three activities: 1. legal and contract claims costs, 2. outside agent and sales personnel commissions on booked contracts and 3. additional accounting, legal and stockholder’s costs required to comply with applicable statutes, rules and regulations as a public company. In fiscal 2006, we instituted a series of cost cutting measures and we continue to monitor these spending categories very closely.

Research and Development Expenses.

Research and development expenses, which are charged to operations as incurred, were $43,000 for the third quarter of fiscal 2007 as compared to $86,000 for the third quarter of fiscal 2006, reflecting a decrease of $43,000 or 50.0%. The current period reflected the receipt of research credits in our Turkish subsidiary.

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

Interest Expense.

Interest expense for the third quarter of fiscal 2007 was $291,000, a decrease of $30,000 or 9.4% from the prior period. The decrease reflected no amortization in the current period of deferred finance expenses from our February 2003 refinancing and stock warrants issued in connection with modifications to the PNC Agreement. These amounts had been fully amortized to our Consolidated Statement of Operations as of February 24, 2006.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Other Income/Expense, net.

Other income/expense, net, was income of $43,000 for the third quarter of fiscal 2007 versus expense of $10,000 for the third quarter of fiscal 2006, a decrease of $53,000. The current quarter included higher foreign exchange gain in ETC-PZL.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carry forwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carry forwards are expected to be recovered or settled. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. During the current fiscal quarter, no offsetting income tax benefit and corresponding deferred tax receivable was recorded. The tax accrual of $4,000 reflected tax liability in ETC-PZL. We will recognize deferred tax benefits only as reassessment demonstrates that they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions.

As of February 24, 2006, we had approximately $11.7 million of federal and $4.8 million of state net loss carry forwards available to offset future income taxes, expiring in 2025. We have established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company’s income tax expense.

The income tax expense in the third quarter of fiscal 2006 reflected tax liability in ETC-PZL.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Results of Operations

Thirty-nine weeks ended November 24, 2006 compared to thirty-nine weeks ended November 25, 2005.

We have historically experienced significant variability in our revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results

	39 weeks ended 24-Nov-06	39 weeks ended 25-Nov-05	Variance $	Variance %

	(amounts in thousands)
Sales:
Domestic	$4,270	$7,207	($2,937)	(40.8)%
US Government	445	2,370	(1,925)	(81.2)%
International	8,907	8,799	108	1.2%

Total Sales	13,622	18,376	(4,754)	(25.9)%
Gross Profit	2,538	4,102	(1,564)	(38.1)%
Selling, general & administrative	6,945	7,142	197	2.8%
Research & development	529	247	(282)	(114.2)%
Operating loss	(4,936)	(3,287)	(1,649)	(50.2)%
Interest expense, net	857	1,265	408	32.3%
Other (income) expense, net	(36)	110	146	132.7%
Income taxes	13	4	(9)	(225.0)%
Minority interest	16	4	(12)	(300.0)%

Net loss	($5,786)	($4,670)	($1,116)	(23.9)%
Net loss per common share	$0.66	$0.52	($0.14)	(26.9)%

Net Loss.

We had a net loss of $5,786,000 or $.66 per share (diluted), during the thirty-nine weeks ended November 24, 2006 versus a net loss of $4,670,000 or $.52 per share (diluted), for the thirty-nine weeks ended November 25, 2005, representing an increase in net loss of $1,116,000 or 23.9%. This increase in net loss reflected a reduced gross profit (down $1,564,000, 38.1%) on reduced sales compounded with higher research and development expenses. Acting as partial offsets were reduced selling, general and administrative expenses (down $197,000, 2.8%) and significantly reduced interest (down $408,000, 32.2%) and other expenses (down $146,000, 132.7%).

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Sales.

Sales during the thirty-nine weeks ended November 24, 2006 were $13,622,000 as compared to $18,376,000 for the thirty-nine weeks ended November 25, 2005, a decrease of $4,754,000 or 25.9%. Geographically, the sales decrease was split between domestic (down $2,937,000, 40.8%) and U.S. government (down $1,925,000, 81.2%). International sales were up $108,000 or 1.2% between the periods. We have historically experienced significant variability in our sales performance. This reflects the existing sales backlog, product and the nature of contract (size and performance time) mix, the manufacturing cycle and amount of time to effect installation and customer acceptance, and certain factors not in our control such as customer delays and the time required to obtain U.S. Government export licenses. One or a few contract sales may and typically do account for a substantial percentage of our revenue.

Our combined sales backlog at November 24, 2006 for work to be performed and revenue to be recognized under written agreements after such dates was $10,545,000.

Domestic Sales.

Overall, domestic sales during the thirty-nine weeks ended November 24, 2006 were $4,270,000 as compared to $7,207,000 for the thirty-nine weeks ended November 25, 2005, a decrease of $2,937,000 or 40.8%. The decrease in domestic sales reflected declines in all product groups except simulation and entertainment, with the greatest decline being evidenced in the environmental product line (down $2,037,000, 80.0%). In general, the sales performance for fiscal 2007 has reflected the lower beginning backlog and timing of the booking of new contracts within the period. Domestic sales represented 31.4% of our total sales during the thirty-nine weeks ended November 24, 2006, compared to 39.2% for the thirty-nine weeks ended November 25, 2005. Sales to the U.S. Government during the thirty-nine weeks ended November 24, 2006 $445,000 as compared to $2,370,000 for the first half of fiscal 2006, a decrease of $1,925,000 or 81.2%, and represented 3.3% of total sales during the thirty-nine weeks ended November 24, 2006 versus 12.9% for the thirty-nine weeks ended November 25, 2005. The major decrease in U. S. Government sales in the current period represented percentage of completion revenue recognized in the prior period for a Pilot Selection System purchased by the Army Corps of Engineers for use in a foreign country.

International Sales.

International sales during the thirty-nine weeks ended November 24, 2006 were $8,907,000 as compared to $8,799,000 for the thirty-nine weeks ended November 25, 2005, an increase of $108,000 or 1.2%, and represented 65.3% of total sales during the thirty-nine weeks ended November 24, 2006, compared to 47.9% for the thirty-nine weeks ended November 25, 2005. International sales in the current period were up in ETC Southampton in all product categories except environmental and simulation. Significant increases were evidenced in PTS (up $1,272,000, 31.9%), sterilizers (up $1,046,000), and hyperbaric (up $209,000, 47.5%). These increases were nearly offset by a decrease in ETC PZL sales of $1,712,000, 53.9%, on reduced production for the L-3 simulator contract. During the thirty-nine weeks ended November 24, 2006, international sales totaling at least ten percent of total international sales were made to or relating to commercial accounts in Japan ($3,127,000) and a domestic customer purchasing from ETC-PZL ($1,195,000). In the thirty-nine weeks ended November 25, 2005, there were sales of 10% or more to or relating to a commercial account in Pakistan ($1,386,000) and a domestic customer purchasing from ETC-PZL ($3,163,000). Fluctuations in sales to international countries from year to year primarily reflect revenue recognition on the level and stage of development and production on multi-year long-term contracts.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Gross Profit.

Gross profit for the thirty-nine weeks ended November 24, 2006 was $2,538,000 as compared to $4,102,000 for the thirty-nine weeks ended November 25, 2005, a decrease of $1,564,000 or 38.1%. This decrease reflected the decrease in sales between the two periods coupled with a 3.7 percentage point decrease in the gross profit rate as a percent of sales. Gross profit rate performance by product was mixed. The primary contributor to the reduced margin was ETC Southampton PTS which experienced both a decreased sales volume and gross profit rate. By division, a decrease in ETC Southampton was partially offset by a significant improvement (up 49.4 percentage points) in ETC-PZL reflecting a favorable gross profit albeit at a lower sales volume for the L-3 simulator contract.

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

Selling and Administrative Expenses.

Selling and administrative expenses for the thirty-nine weeks ended November 24, 2006 were $6,945,000 as compared to $7,142,000 for the thirty-nine weeks ended November 25, 2005, a decrease of $197,000 or 2.8%, primarily reflecting a significant reduction in sales commissions, legal costs associated with our ongoing litigation and contract claims activities, and bad debt expense. Acting as a partial offset were increased consulting fees and start-up expenses associated with the development of the NASTAR Center in Southampton. Although reduced from the prior period, spending on legal matters is expected to continue to be significant for the foreseeable future.

A significant portion of our selling and administrative spending is related to three activities: 1. legal and contract claims costs, 2. outside agent and sales personnel commissions on booked contracts and 3. additional accounting, legal and stockholder’s costs required to comply with applicable statutes, rules and regulations as a public company. In fiscal 2006, we instituted a series of cost cutting measures and we continue to monitor these spending categories very closely.

Research and Development Expenses.

Research and development expenses, which are charged to operations as incurred, were $529,000 for the thirty-nine weeks ended November 24, 2006 as compared to $247,000 for the thirty-nine weeks ended November 25, 2005, an increase of $282,000 or 114.2%. This increase reflected less reimbursement from the Turkish government under grant programs coupled with additional projects in ETC Southampton.

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

Interest Expense.

Interest expense for the thirty-nine weeks ended November 24, 2006 was $857,000 as compared to $1,265,000 for the thirty-nine weeks ended November 25, 2005, a decrease of $408,000 or 32.3%. The decrease reflected no amortization in the current period of deferred finance expenses from our February 2003 refinancing and stock warrants issued in connection with modifications to the PNC Agreement. These amounts have been fully amortized to our Consolidated Statements of Operations as of February 24, 2006. Additionally, the prior period included cash interest payments on our long-term bonds which were redeemed on August 1, 2005.

Other Income/Expense, Net.

Other income/expense, net, was income of $36,000 for the thirty-nine weeks ended November 24, 2006 as compared to expense of $110,000 for the thirty-nine weeks ended November 25, 2005, a decrease of $146,000 or 132.7%. The current period included higher foreign exchange gain in ETC-PZL and lower bank charges.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carry forwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carry forwards are expected to be recovered or settled. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. During the current fiscal quarter, no offsetting income tax benefit and corresponding deferred tax receivable was recorded. The tax accrual of $13,000 reflected tax liability in ETC-PZL. We will recognize deferred tax benefits only as reassessment demonstrates that they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions.

As of February 24, 2006, we had approximately $11.7 million of federal and $4.8 million of state net loss carry forwards available to offset future income taxes, expiring in 2025. We have established a full valuation allowance of the same amount against these carry forward benefits. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future operations as a reduction of the company’s income tax expense.

The income tax accrual of $4,000 in the prior period reflected tax liability in ETC-PZL.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Liquidity and Capital Resources

During the thirty-nine weeks ended November 24, 2006, operating activities required $8,182,000 of our cash. Cash was primarily used to fund the operating loss, a build in inventories (NASTAR equipment) and receivables (a major portion of which was collected in December, 2006) and increased costs and estimated earnings in excess of billings on uncompleted long-term contracts (one large contract currently in progress does not allow for billing until the device is shipped or accepted). The major offsets to this operating usage were non-cash expenses (depreciation, software amortization and non-cash interest expense), an increase in billings in excess of costs and estimated earnings on uncompleted long-term contracts and higher customer deposits.

Our investing activities required $283,000 during the thirty-nine weeks ended November 24, 2006, consisting of purchases of capital equipment and capitalized software. This was down significantly from the prior period.

Our financing activities generated $8,831,000 during the thirty-nine weeks ended November 24, 2006, reflecting the receipt of $6,000,000 in exchange for the issuance of shares of our preferred stock under the Lenfest Equity Line and $3,000,000 from the issuance of a short-term note, which was repaid in full on December 13, 2006.

Refinancing

We have historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On February 19, 2003, we refinanced our operations (the “Refinancing”). The Refinancing was effected through the issuance of subordinated, convertible notes to Mr. Lenfest and entering into a credit agreement (the “PNC Agreement”) with PNC Bank. The total proceeds from the Refinancing were $29,800,000.

Bank Credit and Facility

Since inception, the PNC Agreement has had numerous amendments. As of February 24, 2006, the facility total was $5,000,000 and use of this amount was restricted to the issuance of international letters of credit. This line was secured by all of our assets as well as a $5,000,000 personal guarantee by Mr. Lenfest.

On June 28, 2006, we signed an amendment to the PNC Agreement which (i) extended the agreement’s termination date to the earlier of June 30, 2007 or such date to which we and PNC Bank have agreed in writing, (ii) terminated the Security Agreement and Mortgage, thereby releasing our assets as collateral for the facility, (iii) adjusted the Tangible Net Worth covenant to a minimum of $9,000,000, and (iv) made other changes to the PNC Agreement. This $5,000,000 facility remains restricted to use for issuing letters of credit.

On November 16, 2006, we entered into a Letter Agreement with PNC Bank. This Letter Agreement amended, restated and replaced the existing PNC Credit Agreement. Pursuant to such agreement, PNC Bank (i) terminated our Credit Agreement dated as of February 18, 2003 (ii) re-approved our $5,000,000 Line of Credit for Letters of Credit, and (iii) re-affirmed the Tangible Net Worth covenant (as defined in the Letter Agreement) to be a minimum of $9,000,000. The $5 million Line of Credit for Letters of Credit will continue to be guaranteed by Mr. Lenfest. As of November 24, 2006, we had used approximately $3,200,000 million of this facility for international letters of credit.

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

In connection with the execution of the Equity Agreement, in April 2006 we drew down $3,000,000 by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, we drew down an additional $3,000,000 by issuing 3,000 shares of Preferred Stock at a Conversion Price equal to $6.68 per common share.

Unsecured Promissory Note

On November 16, 2006, we executed an Unsecured Promissory Note (the “Lenfest Note”) in favor of Mr. Lenfest in the aggregate principal amount of $3,000,000. Pursuant to the terms of the Lenfest Note, ETC can borrow up to $3,000,000 in increments of $1,000,000 prior to the maturity date of October 6, 2007. On November 17, 2006, ETC borrowed $3,000,000. The Lenfest Note plus all accrued interest was repaid in full on December 13, 2006.

All outstanding and unpaid interest on the Lenfest Note is due and payable on the earlier of (i) October 6, 2007 or (ii) such date as we draw down funds sufficient to repay the amount due under the Lenfest Note pursuant to the Preferred Stock Purchase Agreement.

Borrowings made pursuant to the Lenfest Note will bear interest at an annual rate of six (6%) percent with such interest beginning to accrue on the date of the funding of each loan and, to the extent not paid, compounding on the first day of each month.

The Lenfest Note provides for customary events of default including, but not limited to, the nonpayment of any amount payable when due, certain bankruptcy, insolvency or receivership events and the imposition of certain judgments. Upon the occurrence of an event of default, Mr. Lenfest has the right to accelerate the maturity date of the Lenfest Note and demand immediate payment of all amounts payable there under.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Subordinated Convertible Debt

In connection with the financing provided by PNC on February 19, 2003, we entered into a Convertible Note and Warrant Purchase Agreement with Mr. Lenfest, pursuant to which we issued to Mr. Lenfest (i) a senior subordinated convertible promissory note (the “Senior Subordinated Note”) in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of our common stock. Upon the occurrence of certain events, we will be obligated to issue additional warrants to Mr. Lenfest. The Senior Subordinated Note accrues interest at the rate of 10% per annum (Mr. Lenfest reduced the rate to 8% on a temporary basis for the period December 1, 2004 through November 30, 2006) and matures on February 18, 2009. At our option, the quarterly interest payments may be deferred and added to the outstanding principal. The Senior Subordinated Note entitles Mr. Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of common stock at a conversion price of $6.05 per share. The warrants could be exercised into shares of common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the common stock for the 25 consecutive trading days immediately preceding the date of exercise.

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

Under the Senior Subordinated Note, we must meet certain financial covenants including a Leverage Ratio, a Fixed Charge Ratio and a Tangible Net Worth Ratio. At November 24, 2006, we failed to meet any of these financial covenants but have obtained a waiver from Mr. Lenfest. This waiver applies to all periods through November 25, 2007. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the Note, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release us or any guarantor from any duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

On June 30, 2005, we directed the trustee for the bonds to issue a redemption notice for all of our outstanding bonds and, on August 1, 2005, we utilized the restricted cash held by PNC Bank to redeem all outstanding bonds. As of May 27, 2005, all deferred financing charges associated with this bond issue had been fully amortized to our Consolidated Statements of Operations.

Liquidity

At any particular time, our cash position is affected by the timing of cash receipts for milestone payments on open orders, product sales and maintenance services and payments we make for inventory and on account of operating expenses, including legal expenses, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in our cash balances. We face increased liquidity risk if we do not receive cash flow from operating activities as planned. Our principal sources of liquidity are our cash balances, cash from operations and our promissory note and equity line with Mr. Lenfest. Given our inability to borrow cash under the amended PNC Agreement and certain restrictions in the Equity Agreement, we may need to obtain additional sources of capital in order to continue growing and operating our business. This capital may be difficult to obtain and the cost of this additional capital is likely to be relatively high. However, because we have established businesses in many markets, significant fixed assets including a building, and other valuable business assets which can be used as collateral for an investor or lender, we believe that we will be able to locate such additional capital and that the actions by PNC Bank will not have a long-term material adverse effect on our business.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

The following table presents our contractual cash flow commitments on long-term debt and operating leases.

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt, including current maturities	$8,709	$—	$8,709	$—	$—
Operating leases	567	32	338	197	—

Total	$9,276	$32	$9,047	$197	$—

Long-term debt is reported net of unamortized discount of $1,291,000 on the Company’s subordinated debt.

As of December 29, 2006, the Company had available a total of $9,000,000 under the promissory note and equity line with Mr. Lenfest and approximately $1,800,000 available under the Letter of Credit line with PNC.

We believe that existing cash balances at November 24, 2006, cash generated from operating activities as well as future availability under our promissory note and equity line with Mr. Lenfest will be sufficient to meet our future obligations through at least November 25, 2007. Our plans assume customer acceptances and subsequent collections from a few large customers, as well as cash receipts on new bookings.

As of November 24, 2006, claims recorded against the U.S. Government totaled $3,004,000. To the extent we are unsuccessful in recovering a significant portion of recorded claim contract costs, and to the extent that significant additional legal expenses are required to bring the dispute to resolution, such events could have a material adverse effect on our liquidity and results of operations. Historically, we have had favorable experience in that recoveries have exceeded recorded claims, including significant settlement agreements in fiscal 2003, 2004 and 2005. However, there is no assurance that we will continue to have positive experience with regard to recoveries for our contract claims. (See Note 2 to the Consolidated Financial Statements, Accounts Receivable).

Claim costs have been incurred in connection with customer caused delays, errors in specifications and designs, other out-of-scope items and exchange losses and may not be received in full during fiscal 2007. In conformity with accounting principles generally accepted in the United States of America, revenue recorded for a claim may not exceed the incurred contract costs related to the claim.

In November 2003, the U.S. Government completed an audit of the submarine rescue decompression chamber project claim, rejecting most of the items due to audit or engineering reasons. We were not provided a copy of the Government’s Technical Report which questioned approximately half of the claim costs. We have submitted a written rebuttal to the draft report. On July 22, 2004, the U.S. Government’s contracting officer issued a final decision on the claim, basically denying the claim in full. We have updated the claim for additional costs expended on claimable items since the original submission and have converted the claim to a complaint which was filed in the Court of Federal Claims in July 2005. On November 7, 2005 the U.S. Government filed its response to our complaint, contesting each of the items.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

This claim is currently in the discovery phase, including the mutual exchange of documents. Depositions are expected to last through the end of January 2007. Assuming no further delays, the case is scheduled to go to trial in July 2007.

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

On June 16, 2003, we filed for arbitration in Thailand seeking recovery of the $700,000 open balance on the RTAF contract. On March 23, 2006, the Arbitration panel awarded us $314,813 plus interest from March 1, 2006 as full settlement of this dispute. Although the award is final with the arbitration panel, the RTAF has filed a motion in the Thai court to void the award, citing that the award was illegal and thus against the public order and unfair to the RTAF. On August 9, 2006, we filed our defense to this motion with the court. In September 2006, at a pre-trial session the court ordered the parties to produce witnesses to testify. This testimony has been scheduled for August and September 2007.

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

Historically, the Company has had positive experience with regard to its contract claims in that recoveries have exceeded the carrying value of claims. Although the claim with the U.S. Government was filed in the Court of Federal Appeals whereas prior claims have been filed with the Armed Services Board of Contract Appeals (ASBCA), the litigation has followed a consistent process and time frame as prior claims. The dispute with the RTAF has been outstanding for over 10 years, although the arbitration award occurred on March 23, 2006.

There is no assurance that the Company will always have positive experience with regard to recoveries for its contract claims.

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Backlog

Our sales backlog at November 24, 2006 and February 24, 2006, for work to be performed and revenue to be recognized under written agreements after such dates, was $9,097,000 and $8,132,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at November 24, 2006 and February 24, 2006, for work to be performed and revenue to be recognized after such dates under written agreements, was $1,448,000 and $1,774,000, respectively. Of the November 24, 2006 backlog, we have contracts totaling approximately $5,250,000 for PTS and PTS maintenance support, including $1,969,000 for Indonesia. Our order flow does not follow any seasonal pattern as we receive orders in each fiscal quarter of its fiscal year.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 24, 2006 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2003, Boenning & Scattergood, Inc. (“B&S”) filed suit against ETC in the Court of Common Pleas in Philadelphia, Pennsylvania, seeking payment of $901,843.46 for financing fees allegedly due to B&S pursuant to the terms of an agreement for investment banking services, which was entered into with a predecessor of B&S (the “B&S Agreement”). B&S alleged that it contacted the investors in ETC’s February 2003 financing transaction and that it earned the claimed financing fees pursuant to the terms of the B&S Agreement. On August 17, 2005, ETC entered into an agreement to settle this litigation. The agreement was entered into for the purpose of resolving contested claims and disputes as well as avoiding the substantial costs, expenses and uncertainties associated with protracted and complex litigation, and was not an admission of fault or liability by either party. Under the guidance of FASB Statement No.5, an amount representing a probable settlement had been accrued in a prior period, so the payment under the settlement had no material impact on ETC’s results of operations for the fiscal second quarter of fiscal 2006.

In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $65 million plus punitive damages. In December 2005 EnTCo filed a second suit against Disney, alleging breach of confidentiality and unfair trade practices. Both EnTCo and we believe that we have valid defenses to each of Disney’s counterclaims and intend to vigorously defend ourselves against these counterclaims. Discovery is expected to be completed in the first quarter of fiscal 2007. The parties participated in a structured mediation in early December 2005 on the first suit, with no agreement forthcoming. The case is not currently scheduled for trial. Neither EnTCo nor we are able to predict the outcome of this matter.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors since fiscal 2006-year end. The reader is referred to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2006, in the section entitled “Risks Particular to our Business”.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

On September 21, 2006, the Company held its Annual Meeting to vote on proposals to elect five directors. The results of voting are as follows:

I.	Election of Directors	FOR	WITHHELD

	William F. Mitchell	9,038,801	224,264
	Alan Mark Gemmill	9,244,785	18,280
	Howard W. Kelley	9,244,785	18,280
	George K. Anderson, M.D.	9,038,889	224,176
	H. F. Lenfest	9,038,889	224,176

Item 5. Other Information

None.

Item 6. Exhibits

Number	Item

3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.
3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.
31.1	Certification dated January 8, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.
31.2	Certification dated January 8, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.
32

Certification dated January 8, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)
Date: January 8, 2007	By:	/s/ William F. Mitchell

William F. Mitchell President and Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2007	By:	/s/ Duane Deaner

Duane Deaner Chief Financial Officer (Principal Financial and Accounting Officer)