Form 10-K
period 2007-02-23
ENVIRONMENTAL TECTONICS CORP
filed 2007-05-24
CIK 33113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended February 23, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number 1-10655
ENVIRONMENTAL TECTONICS CORPORATION

Pennsylvania	23-1714256

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
County Line Industrial Park
Southampton, Pennsylvania 18966
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code (215) 355-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.05 per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     As of August 25, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $39,666,000 based upon the closing sale price of the registrant’s common stock on the American Stock Exchange of $6.03 on such date. See footnote (1) below.
     As of May 11, 2007, there were 9,028,469 shares of the registrant’s common stock issued and outstanding.
     DOCUMENTS INCORPORATED BY REFERENCE. Portions of registrant’s 2007 Annual Report to Stockholders are incorporated by reference in Part II, Items 5, 6, 7, and 8.
Index to Exhibits appears after page 31 of this Report.
(1)	The information provided is not an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

ENVIRONMENTAL TECTONICS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
FEBRUARY 23, 2007
     When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation.

(i)

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on ETC’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC’s and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
     These forward-looking statements include statements with respect to ETC’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of ETC, including but not limited to, (i) projections of revenue, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of plans and objectives of ETC or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about ETC or its business, (v) statements made about the possible outcomes of litigation involving ETC, and (vi) statements preceded by, followed by or that include the words “may”, “could”, “should”, “looking forward”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond ETC’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in this Annual Report on Form 10-K, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the ETC’s common stock.
     The Company cautions that the foregoing list of important factors is not exclusive. ETC does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of ETC.
     References to fiscal 2007 or the 2007 fiscal year are references to the year ended February 23, 2007. References to fiscal 2008 or the 2008 fiscal year are references to the year ending February 29, 2008.
PART I
Item 1. Business
     We were incorporated in 1969 in Pennsylvania and are principally engaged in the design, manufacture and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans and equipment and to control, modify, simulate and measure environmental conditions. These products include aircrew training systems (aeromedical, tactical combat and general), disaster management training systems and services, entertainment products, sterilizers (steam and gas), environmental testing products and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies.
Segments
     We operate in two primary business segments, the Training Services Group (“TSG”) (formerly Aircrew Training Systems (ATS)) and the Control Systems Group (“CSG”) (formerly the Industrial Group (IG)).
     Training Services Group. This segment includes three primary product groups: aircrew training devices and services, disaster management training and systems, and entertainment products.
Integrated Aircrew Training. Aircrew training is performed in our National Aerospace Training and Research (NASTAR) Center. This center, set to open in fiscal 2008, is an integrated pilot training center offering a complete range of aviation training and research support for military jet pilots and civil aviation as well as space travel and tourism. The NASTAR Center houses state of the art pilot training equipment including the ATFS-400 Centrifuge, GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, Hypobaric Altitude Chamber, an Ejection Seat Trainer, and Night Vision and Night Vision Goggle Training System.
Aircrew Training Systems. We design, develop and manufacture a full range of pilot training devices. Aircrew training devices are used for medical research, advanced tactical and physiological flight training, and for the indoctrination and testing of military and commercial pilots. The major devices that we sell in this business segment are military and commercial flight simulators, night vision trainers, water survival training equipment, disorientation training equipment, human centrifuges, ejection seat trainers and vehicle simulators. We provide operational and maintenance services for installed equipment that we manufacture as well as for equipment produced by others.
Disaster Management Training and Systems. Our Disaster Management Simulation line includes real-

time interactive training and systems that provide instruction on various disaster situations.
Entertainment Products. Our entertainment products consist of motion-based simulation rides and other products for the education and amusement industries.
     The Training Services Group segment generated 53%, 60% and 60% of our consolidated revenues for the fiscal years ended February 23, 2007, February 24, 2006 and February 25, 2005, respectively.
     Control Systems Group. This segment includes three primary product lines: sterilizers, environmental control systems and other products, and hyperbarics.
Sterilizers. We manufacture steam and gas sterilizers for various industrial and pharmaceutical applications. We concentrate on marketing larger custom-designed sterilizers to the pharmaceutical and medical device industries.
Environmental Control Systems and Other Products. Our environmental systems business consists of the design and fabrication of sampling and analysis systems, and test equipment and systems. The simulation systems generally consist of an enclosed chamber with instrumentation and equipment which enable the customer to control and modify environmental factors such as temperature, pressure, humidity, wind velocity and gas content to produce desired conditions. These products include controlled air systems for automotive companies and environmental chambers for HVAC and other applications.
Hyperbarics. Our hyperbaric product line includes monoplace (single person) and multiplace (multiple persons) chambers for high altitude training, decompression and wound care applications.
     The Control Systems Group generated 47%, 40% and 40% of our consolidated revenues for the years ended February 23, 2007, February 24, 2006 and February 25, 2005, respectively.
     We also provide control upgrades, maintenance and repair services and spare parts for equipment which we manufacture and for equipment made by other manufacturers.
     For a more complete description of financial information regarding our business segments, see “Note 11. Business Segment Information” to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.
Marketing
     We currently market our products and services primarily through our sales offices and employees. At February 23, 2007, approximately 29 employees were committed to sales and marketing functions. We use branch offices in England, Turkey, Egypt, Singapore, the United Arab Emirates, Malaysia and Japan as well as the services of approximately 100 independent sales organizations in seeking foreign orders for our products.
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
     Within the Training Services Group segment, product development emphasizes additional functionality and fidelity, enhancing control systems and software graphics and exploring commercial possibilities. Our product development efforts are as follows:
  Tactical Flight Combat and G-force / Disorientation Trainers.
     In response to the ongoing market budgetary constraints for pilot G-force training and spatial disorientation, in 2004 we began incorporating tactical combat flight capabilities into our centrifuge technology. Dubbed the Authentic Tactical Fighting System (ATFS), this product was the first fully “flyable” centrifuge-based tactical maneuvering ground based simulator. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high G-force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We continued development of this technology through fiscal 2007 including incorporating some of this functionality into our GYROLAB products as we received significant orders from the Japanese Defense Agency for a GL-4000 and from a Middle Eastern customer for a GL-1500.

  Advanced Disaster Management Simulator (ADMS).
     During fiscal 2007, our simulation line continued to expand its influence in the disaster management arena through our completion of the largest disaster management simulation center at the Korean National Fire Service Academy (KNFSA). The KNFSA ADMS system is being used to provide advanced training for all Korean fire service officers in low and high-rise internal structural firefighting, industrial and hazardous material fires, major road traffic accidents, urban search and rescue, and mountain wildfires. This system was installed in Cheonan, South Korea. With 20 networked training stations this is the largest ADMS installation to date.
     The high-fidelity virtual environment created for the KNFSA encompasses nearly 200 square miles and features the crowded urban city regions and mountainous rural areas uniquely representative of Korea. Given that the dense and heavily populated Korean cities make it especially difficult to realistically train for massive incidents or natural disasters, KNFSA turned to ETC for simulation-based training. The KNFSA environment also features suburban residential areas and a commercial/industrial area. The ADMS Scenario Generator allows KNFSA to develop an unlimited number of training scenarios, from small, simple incidents to major mass-casualty disasters.
     Domestically, the division continued work on a contract with the Pennsylvania Southeast Region Counter-Terrorism Task Force (CTTF) to provide an ADMS-TEAM training system.
     We will continue to enhance product applications by adding additional software objects and increasing interactivity between the various disaster scenarios.
Subsidiaries
     We presently have four operating subsidiaries. Entertainment Technology Corporation, our wholly owned subsidiary, is a Pennsylvania corporation that focuses on the development, manufacturing and distribution of our entertainment products. ETC-PZL Aerospace Industries, our 95%-owned subsidiary, is a Polish corporation that manufactures simulators. ETC-Europe, our 99%-owned subsidiary, is a United Kingdom corporation that focuses on generating international sales. NASTAR Center LLC is our wholly owned Delaware subsidiary which houses our NASTAR Center and all its activities. ETC-Delaware, our wholly-owned subsidiary, is a Delaware corporation that serves as a holding company.
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

Patents and Trademarks
     We presently hold the following patents which we deem significant to our operations:

Patent Number	Title	Expiration Date
5,051,094	“G-Force Trainer”	9/24/08
6,818,178 B2	“Method for High Vacuum Sterilization of Closures”	1/15/23
     We also hold a trademark on our logo, ETC®, as well as on the following products:

BARA-MED®	Medical Hyperbaric Chamber

DATAPRINT®	Digital Printer for Sterilizers

ETC®	Logo for Environmental Tectonics Corporation

GAT-II®	General Aviation Trainer

G-LAB®	Human Centrifuge/USAF Type

GYROLAB®	Spatial Disorientation Device

MRC Monster Roll Cage®	Interactive Simulator in the Nature of an Amusement Ride Machine that incorporates Virtual Reality Effects

THE RIDE WORKS®	(Facility for) Manufacture of Amusement and Entertainment Rides to the order and specification of others.
     ETC’s Unregistered (™) (SM ) Trademark / Service Marks are:

ADMSTM	Advanced Disaster Management Simulator

ATFSTM	Authentic Tactical Fighting System

Authentic Tactical Fighting System TM	Authentic Tactical Fighting System

BARA-LABTM	Hyperbaric Chamber (other than medical)

BARA•PRESS	Hyperbaric Chamber Software

BIG MACTM	Entertainment ride based on a multi-armed Centrifuge Device

CASTM	Conditioned Air Supply

DMITM	Disaster Management Institute

EAGLE-VISIONTM	Visual Performance/Procedures Trainer

EPCTM	Engine Pressure Controller/Environmental System

ETCTM	ETC Biomedical Systems (Stylized “ETC” with caduceus.)

ETCTM	Entertainment Technology Corporation (Stylized “ETC” and name in color)

G-FETTM	Human Centrifuge (U.S. Navy type)

G-FET-IITM	Human Centrifuge (Malaysian Air Force type)

G-MASTM	Missile Avoidance System (Centrifuge feature)

G-POINTINGTM	Motion control algorithm feature; namely, a feature of Flight Simulators that duplicates G-force effects experienced during tactical flight in Class 9.

GRAPH MASTER PROGRAMMERTM	Industrial Sterilizer Control

GUARDIAN MONITORING PACKAGETM	GMP features for Sterilizers

GYRO-1TM	Multi-purpose basic Instrument Flight Trainer

GYRO-SATTM	Situational Awareness Trainer (feature of a Gyrolab)

GYROSIMTM	Gyrolab as a Simulator

LANE MASTERTM	Automobile Emissions Analyzer

MACTM	Entertainment Ride based on a Multi-Armed Centrifuge Device

NASTARSM CENTER	The National Aerospace Training & Research Center (Standard Word Mark)

OASISTM	Software-driven tool to build Test and Training Systems and scoring them; curriculum development, capability assessment, etc.

ProFlyerTM	Commercial Flight and Navigational Procedures Trainer meeting European regulations for civilian pilot training and certification

PRO-GENESISTM	Control Unit/column for Sterilizers

ProTrainerTM	Commercial Instrument Procedures Trainer meeting FAA’s PCATD requirements

SENTRY 84TM	Automobile Emissions Analyzer

SMOOTH RIDETM	Computer Control Profile for Hyperbaric Chambers

TACModuleTM	Tactical Aircraft Configuration Module

TNET TM and/or TRAINING NETTM	Computer Software for training emergency personnel in firefighting, disaster management, etc.

TESSTM	Total Emissions Suppression System, EtO Sterilizer

Thrills Without IllsTM	Describing ETC’s entertainment rides, particularly those utilizing ETC’s Human Centrifuge Technology, which precludes motion sickness commonly associated with motion-based entertainment rides.

VPT-1000TM	Visual Procedures Trainer

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
     In fiscal 2007 one customer represented individually 10% or more of total sales, Jupitor (Japan), which generated $3,365,000 or 19.3% of total sales. International sales totaling at least $500,000 per country were made to customers in Japan, Australia and Pakistan. Open orders for one international and one domestic customer represented 43.9% of our backlog at February 23, 2007. We do not have any relationship with these customers other than as customers. We expect to continue to conduct business with these customers in fiscal 2008, albeit at a much reduced level.
Foreign and Domestic Operations and Export Sales
     During the fiscal years ended February 23, 2007, February 24, 2006 and February 25, 2005, approximately $586,000 (3%), $2,586,000 (10%) and $2,904,000 (10%), respectively, of our net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the U.S. Government.
     During the fiscal years ended February 23, 2007, February 24, 2006 and February 25, 2005, $10,821,000 (62%), $13,343,000 (53%) and $12,912,000 (47%), respectively, of our net revenues were attributable to export sales, including those in our foreign subsidiaries. Our customers’ obligations to us with regards to export sales are normally secured by irrevocable letters of credit based on the creditworthiness of the customer and the geographic area of the world in which they are located.
     During the fiscal years ended February 23, 2007, February 24, 2006 and February 25, 2005, $6,012,000 (35%), $9,140,000 (37%) and $11,998,000 (43%), respectively, of our net revenues were attributable to domestic sales to customers other than the U.S. government.
     See “Note 11. Business Segment Information” to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.
     We do not believe that the distribution of our sales between foreign and domestic sales for any particular period is necessarily indicative of the distribution expected for any other period.
     We derive a large portion of our sales from long-term contracts requiring more than one year to complete. We account for sales under long-term contracts on the percentage of completion basis. See the section Critical Accounting Policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 3. Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.
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
Manufacturing Facilities
     Our manufacturing facility is located on a five-acre site in Southampton, PA, northwest of Philadelphia, PA. We have approximately 85,000 square feet devoted to manufacturing, assembly and testing. We have two centrifuge bays with specially designed foundations for testing human centrifuges and other centrifuge-technology-based simulators and amusement rides. ETC is ISO 9001-2000 certified.
Backlog
     Our sales backlog at February 23, 2007 and February 24, 2006, for work to be performed and revenue to be recognized under written agreements after such dates, was $13,564,000 and $8,132,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at February 23, 2007 and February 24, 2006, for work to be performed and revenue to be recognized after such dates under written agreements, was $1,276,000 and $1,774,000, respectively. Of the February 23, 2007 backlog, approximately 68% was concentrated between environmental and aircrew training systems and maintenance support, including $4,945,000 for a domestic automotive customer and $1,568,000 for Indonesia.
     We expect to complete approximately 88% of the February 23, 2007 backlog prior to February 29, 2008, the end of our 2008 fiscal year. Of the February 24, 2006 backlog, we completed approximately 75% by February 23, 2007.

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
Compliance with Environmental Laws
     We have not incurred during fiscal 2007, nor do we anticipate incurring during fiscal 2008, any material capital expenditures to maintain compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position.
Compliance with Export Controls
     Depending on the product, customer, location and the application or use, many of our aeromedical products require an export license from the U.S. Commerce or State Department. We have implemented an Export License Compliance Program which covers all key aspects of the International Traffic in Arms (ITAR), as issued by the U.S. Department of Defense Trade Controls, an arm of the U.S. Department of State. Although most export licenses are readily obtainable in a reasonable timeframe, most of our international contracts for aeromedical equipment include the issuance of an export license as a “force majure” exception for any contract penalties or liquidated damages.
Employees
     On February 23, 2007, we had 257 full-time employees, of which four were employed in executive positions, 64 were engineers, engineering designers, or draftspeople, 71 were administrative (sales, sales support, accounting, etc.) and clerical personnel, and 118 were engaged principally in production, operations and field support.

Item 1A. Risk Factors
RISKS PARTICULAR TO OUR BUSINESS
Our business is subject to numerous risks and uncertainties which could cause our actual operating results and developments to be materially different from those expressed or implied in any of our public announcements or filings including this Annual Report on Form 10-K for the year ended February 23, 2007. These risks and uncertainties include the following items. This list is not inclusive of all the risks and uncertainties associated with our business.
We have major litigation and claims in process and these require a significant amount of management time and effort. Additionally, legal costs are a major portion of our general and administrative spending, thus redirecting funds from other operating activities.
     We are currently preparing our claim with the U.S. Government to go to trial in July of this year. Additionally, we anticipate that our litigation with Disney will be resolved this fiscal year. Legal and claims costs in fiscal 2007 were $1.4 million or 15% of total general and administrative spending and 8% of sales. It is expected that this spending level will increase in fiscal 2008 as litigation nears the trial stage. See Item 3 (Legal Proceedings) for further information on our litigation.
There is a risk of an unfavorable outcome in litigation and resulting potential negative financial impact on our operating results.
     In one of our cases of commercial litigation currently in progress, we have been counter-sued for an amount in excess of $65 million. While we believe we have valid defenses to each of the counterclaims and intend to vigorously defend ourselves against these counterclaims, an unfavorable outcome could result in a material adverse effect on our financial position. With respect to our claim against the U.S. government, recoveries from prior claims of this nature have usually exceeded the carrying value of claims. However, this claim was filed in the Court of Federal Appeals whereas prior government claims were filed with the Armed Services Board of Contract Appeals (ASBCA), which has complicated the litigation process. This case is currently scheduled for trial in July 2007. Our claims require significant management time and effort. Also, there is no assurance that we will always have positive experience with regard to recoveries for our contract claims, whether at the carrying values of the claims or amounts in excess of the carrying values of the claims, and an unfavorable result could have a material adverse effect on our financial situation.
Our sources of revenues are not consistent; in any given fiscal year a substantial portion of our revenues is derived from a small number of customers that may not be recurring customers in future years.
     In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of customers. For example, in fiscal 2007 one customer Jupitor (Japan) represented approximately 19% of total sales. In fiscal 2006 we generated approximately 30% of our revenues from sales to two customers, L-3 Communications and the Pakistan Air Force. In fiscal 2005, we generated approximately 36% of our revenues from sales to four customers, the Royal Malaysian Air Force, the United Kingdom Ministry of Defense, the Army Corp of Engineers, and a domestic customer. Two customers accounted for 44% of our sales backlog at February 23, 2007. We cannot be certain that our most significant customers at any point in time will continue to order our products and services at the same level at which they have ordered them in the past. Due to the expensive nature and highly specialized market for our products and services, if any of these customers stops purchasing our products and services and we are unable to identify new customers in a timely manner, our business will be adversely affected.
If our funding source does not provide us with sufficient funds to operate our business, our results of operations and financial condition would be materially adversely affected.
     Since 2003, H. F. Lenfest, a member of the Board of Directors of ETC, has provided significant funds which we have used to operate our business. Mr. Lenfest has also personally guaranteed our obligations to our commercial lender. In connection with our filing of this Annual Report on Form 10-K, Mr. Lenfest has entered into an agreement with ETC pursuant to which he has agreed, subject to the terms of the agreement, to continue to fund our operations through June 30, 2008, provided that ETC shall not request more than an additional $10 million in the aggregate from May 9, 2007, through June 30, 2008, including all requests made under our existing unsecured promissory note and equity credit line. We are also in discussions with a commercial lender to obtain debt financing for our operations, which Mr. Lenfest has agreed to personally guarantee if we enter into a financing arrangement with the lender. We can provide no assurance regarding our ability to secure commercial financing for our operations. If Mr. Lenfest is unable or unwilling to fund our operations and we were unable to identify a suitable funding source to replace the financing provided by Mr. Lenfest, our results of operations and financial condition would be materially adversely affected.
Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations.
     We have a significant amount of indebtedness. Our subordinated debt, $10,000,000 face value, carries an interest rate of 10%, although this rate has been temporarily reduced to 8% for the period from December 1, 2004 through November 30, 2007. Our outstanding preferred stock (issued in 2006 to Mr. Lenfest) carries a coupon of 6% per annum. On November 16, 2006, the Company executed an Unsecured Promissory Note (the “Lenfest Note”) in favor of Mr. Lenfest in the aggregate principal amount of $3,000,000. Pursuant to the terms of the Lenfest Note, ETC can borrow up to $3,000,000, in increments of $1,000,000, prior to the maturity date of

October 6, 2007. Any borrowings under the Lenfest Note will carry an interest rate of 6% per annum. To conserve cash outlay, Mr. Lenfest has agreed to defer the actual payment of all dividends on outstanding preferred stock until April 6, 2012 or upon 30 days written notice of demand, but not before June 30, 2008. Additionally, starting with the interest payment on our subordinated debt which was due on December 1, 2006, Mr. Lenfest has agreed to defer payment of interest until February 18, 2009 or until such time as we receive written demand notice of payment, but not before June 30, 2008. (Mr. Lenfest has also agreed to waive paying interest on deferred interest payments.) Since our bank agreement with PNC expires in June 2007 and both the Lenfest Equity Line and the Lenfest Note expire in October 2007, we will need to restructure or replace our financing arrangements. We may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. During fiscal 2007 and 2006 we experienced negative cash flows from operations of $6,997,000 and $7,849,000, respectively. At May 11, 2007, our short-term debt was $2,000,000, total long-term debt was $10,000,000 and we had $6,000,000 of outstanding preferred stock. Our total stockholders’ equity was $14,791,000. As of the date of this filing on Form 10-K, we had $9 million available under the Lenfest Equity Line and $1 million available under the Lenfest Note.
     Our ability to make debt payments depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control. We are currently in negotiations with a bank to establish a line of credit which will either replace or supplant our existing equity line and unsecured note with Mr. Lenfest. Based upon our current level of operations and anticipated growth, we believe that cash on hand and borrowings under either our existing arrangements or new arrangements with Mr. Lenfest and/or others will be adequate to meet our financial needs. There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to pay our debts or to make necessary capital expenditures, that we will be successful in negotiating new financial arrangements, or that any refinancing of debt would be available on commercially reasonable terms.
     Our substantial indebtedness could have important consequences including:
•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be impaired or unavailable;
•	a portion of cash flow may be required to pay interest expense, which will reduce the funds that would otherwise be available for operations and future business opportunities;
•	a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements and force us to reduce or modify our operations;
•	our significant debt may make us more leveraged than our competitors, which may place us at a competitive disadvantage;
•	our significant debt may make us more vulnerable to a downturn in our business or in the economy generally;
•	some of our existing debt contains financial and restrictive covenants that limit our ability to borrow additional funds, acquire and dispose of assets, and pay cash dividends;
•	our subordinated debt bears a relatively high interest rate, reflecting the unsecured nature and correspondingly higher risk associated with this type of financing. This results in higher interest expense and potential use of cash; and
•	although currently none of our debt bears interest at rates that vary with the prime rate of interest, it is expected that any additional debt which we might incur would carry a floating rate. If this were the case, any increases in the applicable prime rate of interest would reduce our earnings.
     See the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.
We do not currently have a bank facility which can be used to borrow funds for operating purposes.
     On November 16, 2006, we entered into a Letter Agreement with PNC Bank. This Letter Agreement amended, restated and replaced the existing PNC Credit Agreement. Pursuant to such agreement, PNC Bank (i) terminated our Credit Agreement dated as of February 18, 2003 (ii) re-approved our $5 million Line of Credit for Letters of Credit, and (iii) re-affirmed the Tangible Net Worth covenant (as defined in the Agreement) to a be a minimum of $9,000,000. The $5 million Line of Credit for Letters of Credit continued to be guaranteed by Mr. Lenfest. As of February 23, 2007, we had used approximately $2,607,000 of the availability under the PNC Agreement for international letters of credit.
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
     We must also meet certain financial ratios and tests under our subordinated agreement with Mr. Lenfest. If we do not comply with the obligations set forth in the agreement, it could result in an event of default, and possibly the acceleration of the related debt. Negative operating results would impact our future compliance with these covenants and could adversely affect our business.
     We are currently in negotiations with a bank to establish a line of credit which will either replace or supplant our existing equity line and unsecured note with Mr. Lenfest. Because we have established businesses in many markets, significant fixed assets including a building, and other business assets which can be used for security, we believe that we will be able to locate such additional sources of capital, although there is no assuredness that we will be successful in this endeavor.
     Effective May 9, 2007, the Company entered into a letter agreement with Mr. Lenfest (“the Lenfest Letter Agreement”) whereas Mr. Lenfest agreed to provide financial support to the Company in the form of a guarantee and/or provide access to funding until June 30, 2008. The Company is currently in negotiations with an institutional lender in connection with a proposed facility which would require the personal guarantee of Mr. Lenfest. If successful, the proposed facility would replace the Company’s current equity credit line and unsecured promissory note with Mr. Lenfest. Alternately, Mr. Lenfest has agreed to maintain his existing financial arrangements with the Company and in addition provide additional funding, provided that the Company shall not request more than an additional $10 million in the aggregate from the date of the Lenfest Letter Agreement through June 30, 2008, including all requests made under the existing $3 million unsecured promissory note and the $15 million equity credit line.
     See the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.
We are attempting to introduce a new business model in two of our divisions.
     In a major re-engineering of our aeromedical business, we are shifting our business model from reliance on building aeromedical products to providing both tactical combat flight training and G-force instruction. In fiscal 2006, we began construction of the National Aerospace Training and Research Center. This center, set to open in fiscal 2008, is an integrated pilot training center offering a complete range of aviation training and research support for military jet pilots and civil aviation as well as space travel and tourism.
     In our ADMS division, we have contracted marketing studies to evaluate the best way to sell simulation training. The result was a decision to migrate to a services-based approach. We cannot be certain that we will be successful in this new approach of marketing training services.
We need to attain validation from the U.S. defense agencies of our Authentic Tactical Fighting Systems technology.
     A second and equally challenging issue for our ATFS technology has been marketing this technology to the world’s defense agencies. This is a new technology that goes contrary to conventional training belief that tactical flight and combat skills can only be learned in a flying aircraft. In January 2007 we achieved a major milestone in that the U.S. Air Force Research Lab prepared a business plan which incorporated the funds to build a joint strike fighter cockpit for the ATFS-400 simulator. This is the first step towards testing and validation of this technology by the U.S. military. At this point we cannot be certain that we will be able to overcome the conventional thinking on training nor achieve an acceptable level of validation with respect to the applicability and efficacy of ATFS training.
We have invested a significant amount of capital and resources in creating the NASTAR Center.
     We cannot be certain that we will generate enough training revenues to recoup the major investment we have made to develop, produce and construct the equipment and building modifications for the NASTAR Center.
Our operations involve rapidly evolving products and technological change.
     The rapid change of technology is a key feature of most of the industries in which our businesses operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through both customer-funded and internally funded research and development, and we expect this practice will continue to be required in the future. We cannot guarantee that we will continue to maintain comparable levels of research and development nor that this development will be customer-funded in the same ratio going forward. Reinvestment of operating funds and profits in an amount greater than currently earned may be required. Even so, we cannot be assured you that we will successfully identify new opportunities and continue to have the financial resources required to develop new products profitably. At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

Delays in the delivery of our products may prevent us from invoicing our costs and estimated earnings on uncompleted contracts.
     In accordance with generally accepted accounting principles for long-term contracts, under the percentage of completion (“POC”) accounting method, we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At February 23, 2007, this asset totaled $2.8 million. Although a significant portion of these costs have been billed and collected since fiscal year-end, we cannot bill additional amounts unless and until we meet certain contractual milestones related to the production, delivery and integration of our products. Normally there will be a lag ranging from 6 to 24 months between performance and associated costs for these types of projects and billing and collection of payments. Our failure to meet these milestones by delivering and integrating our products in a timely manner may impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.
In the event we suffer production delays, we may be required to pay certain customers substantial liquidated damages and other penalties.
     The variety and complexity of our high technology product lines require us to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated equipment and performing highly technical calculations. The processes of planning and managing production, inventory levels and delivery schedules are also highly complex and specialized. Many of our products must be custom designed and manufactured, which is not only complicated and expensive, but can also require long periods of time to accomplish. Slight errors in design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, including liquidated damages that are included in some of our customer contracts. Except for the RTAF contract (See Note 4 Accounts Receivable in the Notes to Consolidated Financial Statements section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K), our actual losses have been minimal, but we may incur substantial liquidated damages in the future in connection with product delays.
Our fixed-price and cost-reimbursable contracts may commit us to unfavorable terms.
     Historically, we have provided our products and services primarily through fixed-price contracts. Fixed-price contracts provided approximately 92% of our sales for the fiscal year ended February 23, 2007. Under a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Therefore, unless there are customer-requested changes in scope or other changes in specifications which are reimbursable, we fully absorb cost overruns on fixed-price contracts and this reduces our profit margin on the contract. These cost overruns may result in us recognizing a loss on the contract. A further risk associated with fixed-price contracts is the difficulty of estimating sales and costs that are related to performance in accordance with contract specifications. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause a loss.
Cost estimates used to account for contracts under the percentage of completion method may vary over time and impact future performance under these contracts.
     We record sales and profits on a significant portion of our contracts using the POC method of accounting. On long-term contracts over $250,000 in value and over six months in length the POC revenue recognition method is utilized. Under this method a percentage is calculated based on costs incurred from inception to date on a contract as compared to the estimated total costs required to fulfill the contract. This percentage is then multiplied by the contract value to determine the amount of revenue to be recognized in any given accounting period. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. To the extent that these adjustments result in a loss, reduction or elimination of previously reported profits, we would recognize a charge against current earnings, which could be material and have a negative effect on our business, financial condition or results of operations. Although we believe that adequate provisions for losses for our fixed-prices contracts are recorded in our financial statements as required under accounting principles generally accepted in the United States of America, we cannot assure you that our contract loss provisions, which are based on estimates, will be adequate to cover all actual future losses.
Our contracts and subcontracts that are funded by the U.S. government or foreign governments are subject to government regulations, audits and other requirements.
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
     Although significant portions of our revenues are generated from the sale of our services and products in commercial markets, we cannot assure you that we will continue to compete successfully in these markets. Most of our commercial contracts contain fixed pricing which subjects us to substantial risks relating to unexpected cost increases and other factors outside of our control. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts.
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
     Our international business activities expose us to a variety of risks. Our international business including that from our foreign subsidiaries, accounted for approximately 62% of our sales in fiscal 2007 and 53% of our sales in fiscal 2006. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future. Our international business experiences many of the same risks our domestic business encounters as well as additional risks such as:
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
     The majority of our contracts which originate from ETC-Southampton are denominated in U.S. dollars. Except for intercompany work, and contracts with U.S. based companies, most of our contracts which originate from ETC-PZL are in Polish Zlotys.

     Since most of our production and administrative costs are based in U.S. dollars, a weakening of the U.S. dollar currency versus other international currencies may make our pricing un-competitive when compared to foreign local in-country competitors.
     Although we may be exposed to currency fluctuations, we are not engaged in any material hedging activities to offset this risk. With respect to currency risk, where we have a large on-going contract which is denominated in a foreign currency, we often establish local in-country bank accounts and fund in-country expenses in the local currency, thus creating a “natural” currency hedge for a portion of the contract.
     Our international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely differing legal systems, banking requirements, customs and standards in foreign countries. In addition, our international sales often include sales to various foreign government armed forces, with many of the same inherent risks associated with U.S. government sales discussed in this Annual Report on Form 10-K.
Legislative actions, higher director and officer insurance costs and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial condition and results of operations.
     In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the American Stock Exchange listing standards and rules adopted by the Securities and Exchange Commission (“SEC”), we have been required to strengthen our internal controls, hire additional personnel and retain additional outside legal, accounting and advisory services, all of which have caused and will continue to cause our general and administrative costs to increase. These and other costs of operating as a public company totaled approximately $600,000 in fiscal 2007. We anticipate that public company costs will continue to constitute a significant portion of our general and administrative spending going forward. Although we have not experienced any director and officer liability claims, these premiums are a significant part of our business insurance premiums and may increase as a result of the (i) high claims rates insurers have incurred with other companies over the past years (ii) the high stock ownership position of some of our non-affiliated shareholders, and (iii) our reduced operating performance. Changes in the accounting rules and auditing standards, including legislative and other proposals to account for employee stock options as a compensation expense, among others, could materially increase the expenses that we incur and report under generally accepted accounting principles and adversely affect our operating results.
Although up from the prior year, our fiscal 2008 opening backlog is still relatively lower than the balance at the beginning of most comparable prior fiscal periods. Additionally, our sales backlog is not necessarily indicative of revenues that we will actually realize in fiscal year 2008 or at all.
     Our opening backlog for fiscal 2008 is approximately $14.8 million. The opening backlog for fiscal years 2002 through 2005 was in excess of approximately $20 million for each year. Although our open proposal quote log remains strong and we have recently experienced renewed customer interest in some significant international aeromedical proposals, there is no assurance that we will be able to bring a significant amount of these contracts to award status. Additionally, we may not actually generate revenues in fiscal 2008 for all items included in our backlog at the end of our 2007 fiscal year. While we estimate that approximately 88% of this $14.8 million backlog will be completed prior to the end of our 2008 fiscal year, we cannot be certain that these projects will be completed so that we can record these revenues by such date, or at all. During fiscal 2007, we recorded revenue on approximately 75% of our opening backlog. Our backlog includes the total value of all contracts less any revenue recorded on those contracts through the measurement date. Many of our government contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our backlog. We cannot assure that cancellations or adjustments in the terms of these contracts might not occur.
Our operations could be hurt by terrorist attacks, war, disease and other activities or occurrences that make air travel difficult or reduce the willingness of our commercial airline customers to purchase our simulation products.
     International sales accounted for 62% and 53% of our revenues for fiscal years 2007 and 2006, respectively. In the event terrorist attacks, war, disease or other activities or occurrences make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline.
     Geo-political and other factors may also limit or restrict our employees’ ability to gain entrance to foreign locations to sell products or perform contract services.
There is limited trading activity in our common stock which could make it difficult for our investors to sell their shares of our common stock.
     Our common stock is listed on the American Stock Exchange. Our average daily trading volume on the American Stock Exchange during fiscal 2007 was 3,690 shares; on the consolidated markets (which includes shares traded on the American Stock Exchange), the average daily volume was 5,645 shares. This limited trading activity may make it difficult for investors to sell larger blocks of our common stock at prevailing prices as there are generally a small number of participants in the market for our common stock and such sales may lower the market price of our common stock.

The market price of our common stock may be volatile.
     The market price of securities of thinly traded public companies has historically faced significant volatility. Although our common stock is traded on the American Stock Exchange, it does not experience a significant average daily trading volume. Accordingly, if one stockholder elects to either purchase or sell a block of our common stock, it may have a significant effect on the price of our common stock. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:
•	actual or anticipated operating results;
•	changes in estimates by analysts;
•	market conditions in the industry;
•	announcements by competitors;
•	results of litigation;
•	regulatory actions; and
•	general economic conditions.
Any of these events would likely affect the market price of our common stock.
Our quarterly operating results may vary significantly from quarter to quarter.
     Our revenues and earnings may fluctuate from quarter to quarter based on factors that include the following:
•	the number, size and scope of our projects;
•	the mix of contracts (POC versus other);
•	equipment purchases and other expenditures required for our business;
•	the number of bid and proposal efforts undertaken;
•	delays in sales or production;
•	the level of employee productivity;
•	the adequacy of our provisions for receivable, inventory and other losses;
•	the accuracy of our estimate of resources required to complete ongoing projects; and
•	general economic conditions.
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
     As of May 11, 2007, our directors and executive officers own an aggregate of approximately 45.2% on a fully converted basis of our outstanding common stock. Given our equity line agreement with H.F. Lenfest and the lack of a bank facility, it is expected that this percentage will increase if we request additional funds and issue additional preferred stock under this agreement. Accordingly, our directors and executive officers, if they act together, will be able to exert control over the direction of our business and affairs.
Item 2. Properties
     We own our executive offices and principal production facilities located on a five acre site in the County Line Industrial Park, Southampton, Pennsylvania in an approximately 100,000 square foot steel and masonry building. Approximately 85,000 square feet of the building is devoted to manufacturing and 15,000 square feet of this building is devoted to office space. The original building was erected in 1969 and additions were most recently made in 2001. As of February 23, 2007, this property was pledged as collateral to secure the performance of our obligations under our subordinated debt financing with H.F. Lenfest. Additionally, we rent office space at various sales and support locations throughout the world and at ETC-PZL Aerospace Industries, our Polish subsidiary.
     We consider our machinery and plant to be in satisfactory operating condition. Increases in the level of operations beyond what we expect in the current fiscal year might require us to obtain additional facilities and equipment.
Item 3. Legal Proceedings
     In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly-owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney is seeking damages in excess of $65 million plus punitive damages. In December 2005, EnTCo filed a second suit against Disney, alleging breach of confidentiality and unfair trade practices. Both EnTCo and we believe that we have valid defenses to each of Disney’s counterclaims and intend to vigorously defend ourselves against these counterclaims. Discovery is expected to be completed by June 2007 with pre-trial motions to follow. The case is not currently scheduled for trial. Neither EnTCo nor we are able to predict the outcome of this matter.
     In May 2003 we filed a certified claim with the Department of the Navy seeking costs totaling in excess of $5.0 million in connection with a contract for a submarine rescue decompression chamber project. This claim against the Navy has followed the typical process of claim notification, preparation, submittal, government audit and review by the contracting officer. On July 22, 2004, the Navy’s Contracting Officer issued a final decision denying the claim in full. In July 2005, we converted this claim into a complaint, which we filed in the Court of Federal Claims. This case is currently scheduled for trial in July 2007. While we intend to vigorously litigate this case, we cannot predict the outcome of this matter and an unfavorable result could have a material adverse effect on our financial position.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were presented to our stockholders during the fourth quarter of fiscal 2007.

PART II
Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters
     On April 7, 2006, ETC entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Mr. Lenfest. The Lenfest Equity Agreement, which ends on October 6, 2007, permitted us to unilaterally draw down up to $15 million in exchange for shares of our newly created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of our common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns will not be permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Lenfest Equity Agreement also allows us to redeem any outstanding Preferred Stock any time within its six-year term of the Lenfest Equity Agreement. Any issued and outstanding Preferred Stock will vote with the ETC common stock on an as converted basis.
     In connection with the execution of the Agreement, in April 2006 we drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, we drew down an additional $3 million by issuing 3,000 shares of Preferred Stock at a conversion price equal to $6.68 per common share. In each instance, the proceeds were used for general corporate purposes.
     Our common stock is traded on the American Stock Exchange under the symbol “ETC.” As of May 11, 2007, the Company had 281 shareholders of record.
     The following table sets forth the calendar quarter ranges of high and low sale prices for shares of the common stock for the periods indicated.

	Sale Prices
	High	Low
Fiscal 2007
First Quarter	$5.54	$4.60
Second Quarter	7.39	5.16
Third Quarter	6.39	4.71
Fourth Quarter	4.86	3.19

Fiscal 2006
First Quarter	$6.05	$4.70
Second Quarter	5.85	4.85
Third Quarter	5.52	4.89
Fourth Quarter	5.22	4.75
     On May 11, 2007, the closing price of our common stock was $3.80. We have never paid any cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future. Our current subordinated debt agreement with Mr. Lenfest prohibits the payment of any dividends without Mr. Lenfest’s prior written consent.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company Name / Index	2/28/03	2/27/04	2/25/05	2/24/06	2/23/07

Environmental Tectonics Corp	-6.98	47.33	-35.52	-11.58	-33.53
American Stock Exchange Index	-3.00	51.02	20.89	21.37	17.65
Peer Group	-19.98	59.14	28.45	43.87	11.11

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	2/22/02	2/28/03	2/27/04	2/25/05	2/24/06	2/23/07

Environmental Tectonics Corp	100	93.02	137.05	88.37	78.14	51.94
American Stock Exchange Index	100	97.00	146.49	177.09	214.94	252.88
Peer Group	100	80.02	127.34	163.58	235.33	261.48

Peer Group Companies

BVR SYSTEMS LTD
DATAKEY INC (Included through 2004. Acq’d by Safenet 1/2005)
EVANS & SUTHERLAND CMP CORP
RELM WIRELESS CORP
ROFIN SINAR TECHNOLOGIES INC
STANDARD MOTOR PRODS
UNITED INDUSTRIAL CORP

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report, February 23, 2007 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date.
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
     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably to materially affect, our internal control over financial reporting.
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART III
Item 10. Directors and Executive Officers of the Registrant
The following table sets forth certain information, as of May 11, 2007, with respect to our directors and executive officers:

		Served as Director
Name	Age	or Officer Since (1)	Positions and Offices
William F. Mitchell (2)	65	1969	Chairman of the Board, President and Director

Howard W. Kelley (3)	65	2002	Director

George K. Anderson, M.D. (4)	61	2003	Director

H.F. Lenfest (5)	77	2003	Director

Alan M. Gemmill (6)	60	2006	Director

Duane D. Deaner (7)	59	1996	Chief Financial Officer

(1)	Directors are elected for one-year terms.

(2)	Mr. Mitchell has been our Chairman of the Board, President and Chief Executive Officer since 1969, except for the period from January 24, 1986 through January 24, 1987, when he was engaged principally in soliciting sales for our products in the overseas markets. Mr. Mitchell received a Bachelor of Science degree in physics from Drexel University and has completed graduate work in mechanical and electrical engineering. He is a member of the ASME and Drexel University engineering advisory boards. Additionally, he is a member of the Society of Automotive/Aerospace Engineering, the International Society of Pharmaceutical Engineering, the Undersea and Hyperbaric Medical Society, the Aerospace Medical Association, the American Society of Mechanical Engineering and the Institute of Environmental Sciences.

(3)	Mr. Kelley is President of Sally Corporation, Jacksonville, Florida, which is one of the oldest and largest designers and fabricators of animation robotics and dark ride attractions used worldwide in theme parks, museums and entertainment attractions. Mr. Kelley is also Chairman of the Board of American Access Technologies, Inc. (NASDAQ:AATK). AATK is a Florida-based manufacturer of zone cabling and wireless equipment. He previously spent over 25 years in the broadcasting industry, including ten years in television management as a news director and later as Vice President and General Manager of Channel 12 WTLV (NBC) in Jacksonville, Florida. He is the former Chairman of the Board of Tempus Software, a medical software development firm located in Jacksonville, Florida. He has also previously served as broadcast strategic planner for a major U.S. communications company and as director of several U.S. technology firms with international business activities. In the academic arena, Mr. Kelley serves as an executive professor at the University of North Florida College of Business Administration, and is a college adjunct instructor on Internet technology and E-commerce on the Internet. He is a graduate of the University of Florida and Harvard Business School PMD.

(4)	Dr. Anderson is an experienced physician executive. He served in the Air Force as a flight surgeon, aerospace medicine staff officer, and commander of several medical organizations in Korea, Germany, and United States. He retired from active duty in the grade of Major General. Following his thirty years of military service, he transitioned to executive positions in the private sector. He served as Chief Executive Officer of the Koop Foundation from 1997 to 1998 and as Chief Executive Officer at Oceania, Inc., a medical software company, from 1999 to 2001. A period of practice as an independent medical technology consultant was followed by his current role as Executive Director of the Association of Military Surgeons of the United States (AMSUS). AMSUS, the nonprofit Society of the Federal Health agencies, operates from a headquarters located in Bethesda, Maryland.

(5)	Mr. Lenfest practiced law with Davis Polk & Wardwell before joining Triangle Publications, Inc., in Philadelphia as Associate Counsel in 1965. In 1970, Mr. Lenfest was placed in charge of Triangle’s Communications Division, serving as Editorial Director and Publisher of Seventeen Magazine and President of the CATV Operations. In 1974, Mr. Lenfest, with the support of two investors, formed Lenfest Communications, Inc., which purchased Suburban Cable TV Company and Lebanon Valley Cable TV Company from Triangle with a total of 7,600 subscribers. In January 2000, Mr. Lenfest sold his cable television operations, which by then served 1.2 million subscribers, to Comcast Corporation. Mr. Lenfest is the owner of various other businesses and is active in many philanthropic activities including as Chairman of the Board of the Philadelphia Museum of Art, the Curtis Institute, and the Lenfest Foundation. Mr. Lenfest is a graduate of Washington and Lee University and Columbia Law School.

(6)	Mr. Gemmill is a retired U.S. Navy Rear Admiral. He graduated from the University of Arizona with a B.S. in Aerospace Engineering and was commissioned through Aviation Officer Candidate School. He began his career flying F-4 Phantoms before graduating first in his class from U.S. Naval Test Pilot School in Patuxent River, Maryland in 1974. After a brief stint as a test pilot and instructor, Mr. Gemmill then served numerous positions in Fighter Squadrons and on various ships including two deployments to the Arabian Gulf during Desert Shield and Desert Storm. From 1995 through 1999 he served as Deputy for Readiness and Deputy for Operations for the U.S. Pacific Command and as Assistant Deputy Chief of Staff for Aviation, U.S. Marine Corps. He was promoted to Rear Admiral on October 30, 1997. His last assignment before retirement from the Navy was as Head, Aircraft Carriers Program and Head, Naval Aviation Training. Rear Admiral Gemmill has almost 4,000 flight hours and 1,000 carrier landings. He has a Master of Science in Systems Management from the University of Southern California. His personal decorations include the Defense Superior Service Medal, Legion of Merit, Meritorious Service Medal, the Strike/Flight Air Medal and the Navy Commendation Medal. He is currently Director Defense Business Services for Bearing Point of McLean, VA.

(7)	Mr. Deaner has served as our Chief Financial Officer since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995. Mr. Deaner received an MBA in Finance from Temple University and a B.A. in Mathematics from Millersville University in Pennsylvania.
Committees of the Board of Directors
     During the fiscal year ended February 23, 2007, the Board of Directors held four meetings. All members of the Board of Directors attended all of the Board meetings held while they were members, except for Mr. Lenfest, who did not attend two meetings.
     We have three Board Committees: Audit, Compensation and Governance and Nominating. The members of each committee are identified in the following table and each committee and its function is described below.

Governance
Name of Director	Independent	Audit	Compensation	and Nominating
Howard W. Kelley	Yes	Chair	X	X
Dr. George K. Anderson	Yes	X	X	Chair
Alan Mark Gemmill	Yes	X	Chair	X
Number of Meetings Held in Fiscal Year		7	3	3
     During the fiscal year ended February 23, 2007, we had an Audit Committee consisting of Messrs. Kelley, Gemmill and Anderson. Mr. Kelley serves as the Chairman and the “financial expert” (as defined by the American Stock Exchange) and has been designated as the Audit Committee Financial Expert as defined by the rules of the Securities and Exchange Commission. In addition, all members of the Audit Committee meet the financial literacy requirements of the American Stock Exchange and are independent under the rules of the American Stock Exchange. Among other responsibilities, the Audit Committee meets (via face-to face or via telephone) with the external auditors to review and make recommendations to management concerning (if appropriate) the quarterly and annual financial results and the reports on Forms 10-Q and 10-K. The Audit Committee held three general face-to-face meetings and four telephonic meetings (to review the financial results with our external auditors) during the year ended February 23, 2007. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent accountants in their preparation or issuance of an audit report or the performance of other audit and review services.
     Messrs. Kelley, Gemmill and Anderson also served on our Compensation Committee during the year ended February 23, 2007, with Mr. Gemmill serving as Chairman. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel. This Committee met three times during the fiscal 2007 year.
     Messrs. Kelley, Gemmill and Anderson also served on our Nominating and Governance Committee during the year ended February 23, 2007, with Dr. Anderson serving as Chairman. The Nominating and Governance Committee is charged with finding and recommending new Board members and with ensuring our compliance with all regulatory governance requirements. This Committee met three times during the 2007 fiscal year.
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
Compliance With Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The rules of the SEC regarding the filing of Section 16(a) reports require that “late filings” of Section 16(a) reports be disclosed in our proxy statement.
Based solely on our review of the copies of such forms which we received, or written representations from reporting persons that no Section 16(a) reports were required for those persons, Mr. Kelley had two late filings and Mr. Lenfest had one late filing. We believe that our greater than ten percent beneficial owners complied with all applicable filing requirements.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Objectives and Philosophy of Executive Compensation
     ETC’s executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is composed of Alan M. Gemmill who serves as Chairman, George K. Anderson, M.D., MPH, and Howard W. Kelley, each of whom is independent under the relevant rules of the Securities and Exchange Commission and American Stock Exchange. The Compensation Committee is responsible for developing and implementing an executive compensation program that takes into account ETC’s business strategy, the need for highly qualified management and other relevant factors. The executive compensation program is structured to link executive compensation to the overall performance of ETC and to use ETC’s stock as a compensation medium designed to more closely align the interests of the executive management team with the interests of ETC’s shareholders.
     The Compensation Committee’s philosophy in establishing its compensation policies is to maximize the possibilities for enhancing shareholder value by closely aligning compensation for ETC’s executive officers with the profitability of ETC. In this regard, it is considered essential to the success of ETC that its compensation policies enable ETC to attract, retain and satisfactorily reward executive officers who are contributing to the long-term growth and success of ETC. William F. Mitchell, President and Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer, are ETC’s Named Executive Officers under applicable Securities and Exchange Commission regulations.
Primary Components of Executive Compensation
     In 2004, the Board of Directors adopted and approved a Compensation Committee Charter which sets forth the principles and policies followed by the Compensation Committee in connection with executive compensation. A copy of ETC’s Compensation Charter is available on ETC’s corporate website (http:www.etcusa.com).
     The primary components of ETC’s executive compensation program consist of base salary, annual cash bonus incentive opportunities and long-term incentive opportunities in the form of options to acquire common stock.
Base Salary
     Base salary levels for ETC’s executive officers are set near the average base salary levels paid by other companies within ETC’s peer group. William F. Mitchell, President and Chief Executive Officer, received a base salary of $225,000 in the 2007 fiscal year. Duane D. Deaner, Chief Financial Officer, received a base salary of $98,000 in the 2007 fiscal year. The Compensation Committee has responsibility for setting Mr. Mitchell’s base salary and approved Mr. Mitchell’s employment agreement at the time it was entered into. Mr. Mitchell has responsibility for setting the base salary of the other officers and employees, including the base salary of Mr. Deaner.
Short-term Incentive Compensation
     Based on the Compensation Committee’s review of ETC’s performance for the fiscal year ended February 23, 2007, and the performance of its management team, no cash incentive compensation awards were made to any officers or key employees.
     The Compensation Committee’s review included an assessment of ETC’s performance against financial and non-financial targets, set at the beginning of the 2007 fiscal year (in February 2006), relating to bookings, sales, net income, stock price and individually tailored goals. The targets reflected the Board of Directors’ determination of the appropriate goals for ETC.
     Under the Chief Executive Officer Bonus Plan (the “CEO Plan”), Mr. Mitchell was eligible to receive a bonus for fiscal 2007 (i) in an amount up to 25% of base salary if ETC attained predetermined goals regarding sales and net income and (ii) in an amount from 25% to 100% of base salary if ETC’s stock price performance met predetermined goals. Based on these criteria, Mr. Mitchell did not receive any bonus for fiscal 2007. Under the Executive Management/Key Employee Plan (the “Executive Management Plan”) officers (other than CEO) are eligible to receive bonuses in an amount up to 25% of base salary if the predetermined goals are attained.
     Under the CEO Plan and Executive Management Plan, 75% of any bonuses awarded for a particular fiscal year is paid in May of the following fiscal year, and the remaining 25% is paid in equal installments over the succeeding five years with interest at the average prime rate being charged over the period by ETC’s principal bank. Deferred bonus amounts are not vested until paid and are subject to continued employment. No bonus awards were earned or paid for the fiscal year ended February 23, 2007, as ETC did not achieve the predetermined goals.

     Beginning during the fiscal year ended February 23, 2007, certain key employees, including Mr. Deaner, were given the opportunity to earn additional compensation of up to approximately 10% of their base salary by completing specific annual objectives tailored to their individual areas of responsibility. Under this program, in fiscal 2007 a total of $30,000 was paid to four key employees, including $6,000 paid to Mr. Deaner. This program must be re-authorized on an annual basis and is subject to cancellation at any time.
Long-Term Incentive Compensation
     ETC’s 1998 Incentive Stock Option Plan is a long-term plan designed not only to provide incentives to management, but also to align a significant portion of the executive compensation program with shareholder interests. The 1998 Incentive Stock Option Plan permits ETC to grant certain officers and employees a right to purchase shares of stock at the fair market value per share at the date the option is granted. A total of 44,639 options were granted to executive officers and employees in fiscal 2007. In granting stock options to officers and employees, the Compensation Committee takes into account ETC’s financial performance, its long-term strategic goal of increasing shareholder value, the employee’s level of responsibility and his continuing contributions to ETC. The amount of the award to any employee is based on the employee’s base salary and the total award for any employee is limited to one percent (1%) of total outstanding shares on award date. Under the program, during fiscal 2007, Mr. Deaner was awarded options to purchase 642 shares of ETC’s common stock. Mr. Mitchell has never received any options to purchase shares of ETC’s common stock under this program.
Option Grant Date Pricing
     The Compensation Committee administers ETC’s 1998 Incentive Stock Option Plan. Mr. Mitchell makes recommendations with respect to option grants but all other determinations to award options to purchase ETC’s common stock are made by the Compensation Committee and in all instances the exercise price is equal to ETC’s stock price on the date the Compensation Committee approves such option grants.
     Given the relatively low amount of option grants made by ETC (options to purchase a total of 44,639 shares of ETC’s common stock were awarded in fiscal 2007 and options to purchase only 642 shares of ETC’s common stock were awarded to a Named Executive Officer in fiscal 2007), the Compensation Committee does not actively attempt to coordinate option grants based on the presence or absence of material non-public information.
Chief Executive Officer Employment Agreement
     On July 24, 2006, ETC entered into an employment agreement with William F. Mitchell pursuant to which Mr. Mitchell continues to be employed as the President and Chief Executive Officer. Mr. Mitchell has been the Chairman of the Board, President and Chief Executive Officer of ETC since 1969, except for the period from January 24, 1986 to January 24, 1987 during which he was engaged principally in soliciting sales for ETC’s products in the overseas market.
     Under the employment agreement, Mr. Mitchell is entitled to receive a base salary of $225,000, which is subject to increase annually based on a review of Mr. Mitchell’s performance by ETC’s Board of Directors. Mr. Mitchell is also entitled to receive a bonus based on a formula and targets set forth in the CEO Plan.
     The term of the employment agreement is three years, and, if ETC does not renew the employment agreement for additional three-year periods, Mr. Mitchell is entitled to terminate the employment agreement and receive certain benefits under the terms of the employment agreement including, without limitation, three years of base salary, bonuses and participation in various benefit plans. The employment agreement also provides Mr. Mitchell with three years of base salary, bonuses, and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Mitchell terminates his employment with ETC for good reason, including a change in control of ETC, each as defined in the employment agreement.
Chief Financial Officer Employment Agreement
     On November 1, 2005, ETC entered into an employment agreement with Duane D. Deaner pursuant to which Mr. Deaner continues to be employed as the Chief Financial Officer. Mr. Deaner has been the Chief Financial Officer of ETC since 1996.
     Under the employment agreement, Mr. Deaner is entitled to receive a base salary of $98,000, which is subject to increase annually based on a review of his performance. Mr. Deaner is also entitled to receive a bonus under the Executive Management Plan.
     The term of the employment agreement is two years, and, if ETC does not renew the employment agreement for additional two-year periods, Mr. Deaner is entitled to terminate the employment agreement and receive certain benefits under the terms of the employment agreement including, without limitation, two years of base salary, bonuses and participation in various benefit plans. The employment agreement also provides Mr. Deaner with two years of base salary, bonuses, and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Deaner terminates his employment with ETC for good reason, including a change in control of ETC, each as defined in his employment agreement.
REPORT OF THE COMPENSATION COMMITTEE
The information contained in this Compensation Committee Report shall not be deemed to be “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, except to the extent ETC specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.
Submitted by the Compensation Committee of the Board of Directors,
Alan M. Gemmill, Chairman
George K. Anderson, M.D., MPH
Howard W. Kelley

FISCAL 2007 SUMMARY COMPENSATION TABLE
     The following Summary Compensation Table sets forth the compensation of our Named Executive Officers for the fiscal year ended February 23, 2007.

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
Name and Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William F. Mitchell[1]	2007	$225,000	—	—	—	—	—	$72,000 [2]	$297,000
Chairman of the Board, Chief Executive Officer, President and Director

Duane D. Deaner [3]	2007	$98,000	$6,000	—	—	—	—	$3,000 [4]	$107,000
Chief Financial Officer
     The elements of the Summary Compensation Table are discussed in the Compensation Discussion and Analysis above.

[1]	ETC is party to an employment agreement with Mr. Mitchell, pursuant to which Mr. Mitchell serves as President and Chief Executive Officer. The terms and conditions of Mr. Mitchell’s employment agreement is summarized above under “Primary Components of Executive Compensation-Chief Executive Officer Employment Agreement.”

[2]	Consists of $60,000 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $6,000 in automobile allowance payments for Mr. Mitchell’s company automobile and $6,000 in life insurance premium payments.

[3]	ETC is a party to an employment agreement with Mr. Deaner, pursuant to which Mr. Deaner serves as Chief Financial Officer. The terms and conditions of Mr. Deaner’s employment agreement is summarized above under “Primary Components of Executive Compensation-Chief Financial Officer Employment Agreement.”

[4]	Consists of ETC’s contribution on behalf of Mr. Deaner pursuant to ETC’s Retirement Savings Plan.

FISCAL 2007 GRANTS OF PLAN-BASED AWARDS
     The following Grants of Plan-Based Award Table sets forth the options to purchase shares of ETC common stock awarded to our Named Executive Officers for the fiscal year ended February 23, 2007.

		Estimated Future Payouts Under			Exercise or Base
		Equity Incentive Plan Awards			Price
	Grant	Threshold	Target	Maximum	of Option Awards	Grant Date Fair Value of
Name	Date	(#)	(#)	(#)	($/Sh)	Option Awards
William F. Mitchell	—	—	—	—	—
Chairman of the Board, Chief Executive Officer, President and Director

Duane D. Deaner	9/21/06	—	642	—	$6.07	$3,897
Chief Financial Officer
     The elements of the Grants of Plan-Based Awards Table are discussed in the Compensation Discussion and Analysis above.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     This table summarizes the equity awards held by our Named Executive Officers as of February 23, 2007.

	Number of
	Securities	Number of Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise	Option
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Expiration Date
(a)	(b)	(c)	(e)	(f)
William F. Mitchell	—	—	—	—
Chairman of the Board, Chief Executive Officer, President and Director

Duane D. Deaner	10,000	—	$7.81	2/25/09
Chief Financial Officer	2,881	—	$7.375	1/03/11
	3,489	3,489	$7.24	9/15/14
	—	642	$6.07	9/21/16

FISCAL 2007 OPTION EXERCISES AND STOCK VESTED TABLE
     During Fiscal 2007, neither of the Named Executive Officers exercised any options.
Potential Payments Upon Termination or Change-In-Control
     As discussed in the Compensation Discussion and Analysis above, we entered into an employment contract with Mr. Mitchell, our Chief Executive Officer, on July 24, 2006, which provides Mr. Mitchell with three years of base salary, bonuses and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Mitchell terminates his employment with ETC for good reason, including a change in control of ETC, each as defined in his employment agreement.
     Also, as discussed in the Compensation Discussion and Analysis above, we entered into an employment contract with Mr. Deaner, our Chief Financial Officer, on November 1, 2005, which provides Mr. Deaner with two years of base salary, bonuses and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Deaner terminates his employment with ETC for good reason, including a change in control of ETC, each as defined in his employment agreement.
Compensation of Directors
     During fiscal 2007, our directors who did not serve as officers were paid a fee of $2,000 (either in cash or equivalent value of common stock of the Company) per quarter for attending Board of Directors and committee meetings. Additionally, under a plan approved by our shareholders at the 2005 Annual Meeting of Shareholders, non-employee directors may be awarded options to purchase common stock of the Company at fair market value. Pursuant to this plan, in February 2006, awards to purchase common stock were given as follows: Dr. Anderson, 50,000 options; Mr. Kelley, 25,000 options and Mr. Gemmill, 5,000 options.
FISCAL 2007 DIRECTOR COMPENSATION TABLE

					Change in
					Pension Value
	Fees				and
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)[5]	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William F. Mitchell [5]	—	—	—	—	—	—	—
George K. Anderson, M.D. [6]	$8,000	—	—	—	—	—	$8,000
Alan M. Gemmill[7]	$8,000	—	—	—	—	—	$8,000
Howard W. Kelley[8]	—	$8,000	—	—	—	—	$8,000
H. F. Lenfest[9]	$2,000	$4,000	—	—	—	—	$6,000

[5]	ETC used the closing price of its common stock on the date of grant as reported on the American Stock Exchange to compute the value of these awards.

[6]	Mr. Mitchell did not hold any options to purchase shares of our common stock as of February 23, 2007.

[7]	Dr. Anderson held options to purchase an aggregate of 50,000 shares of our common stock as of February 23, 2007

[8]	Mr. Gemmill held options to purchase an aggregate of 5,000 shares of our common stock as of February 23, 2007.

[9]	Mr. Kelley held options to purchase an aggregate of 25,000 shares of our common stock as of February 23, 2007.

[10]	Mr. Lenfest did not hold any options to purchase shares of our common stock as of February 23, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of May 11, 2007, the number of shares and percentage of our common stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to our knowledge, more than 5% of our outstanding common stock. The table also sets forth the holdings of all directors and executive officers as a group.

	Amount and
	Nature of		Percent
Name and Address	Beneficial		of
of Beneficial Owner	Ownership (1)		Common Stock
William F. Mitchell (2)	1,066,398	(3)	11.8%
c/o Environmental Tectonics Corporation County Line Industrial Park Southampton, PA 18966

Howard W. Kelley (4)	30,807	(5)	*
c/o Sally Corporation 745 West Forsyth Street Jacksonville, FL 32204

George K. Anderson, M.D. (4)	51,100	(6)	1.0%
8 Little Harbor Way Annapolis, MD 21403

H.F. Lenfest (4)	4,250,931	(7)	35.7%
c/o The Lenfest Group Fire Tower Bridge-Suite 460 300 Barr Harbor Drive West Conshohocken, PA 19428

Alan M. Gemmill (4)	5,200	(8)	*
941 Upper Hastings Way Virginia Beach, VA 23452

T. Todd Martin, III	1,989,592	(9)	22.0%
50 Midtown Park East Mobile, AL 36606

Emerald Advisors, Inc.	725,998	(10)	8.0%
1703 Oregon Pike Suite 101 Lancaster, PA 17601

Pete L. Stephens, M.D.	653,723	(11)	7.2%
31 Ribaut Drive Hilton Head Island, SC 29926

All directors and executive officers as a group (6 persons)	5,420,806	(12)	45.2%

*	less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2)	Chairman of the Board, President, Chief Executive Officer and Director of the Corporation.

(3)	Includes 45,200 shares of common stock held by Mr. Mitchell’s wife.

(4)	Director of the Company.

(5)	Includes 25,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.

(6)	Includes 50,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.

(7)	Includes 1,818,181 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000, 606,060 shares of common stock issuable upon conversion of 3,000 shares of Preferred Stock issued on April 6, 2006, and 449,101 shares of common stock issuable upon conversion of Preferred Stock issued on July 31, 2006.

(8)	Includes 5,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.

(9)	Includes 1,928,692 shares of common stock owned by Advanced Technology Asset Management, LLC (formerly ETC Asset Management, LLC) (“ATAM”), a limited liability company of which T. Todd Martin, III is manager. Also includes 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 7,000 shares owned by trusts of which Mr. Martin is trustee, and 10,000 shares owned by Perdido Investors, LLC, of which Mr. Martin is the manager.

(10)	Emerald Advisors, Inc., has sole voting power with respect to 293,048 shares of common stock and sole dispositive power over 725,998 shares of common stock.

(11)	Includes 638,023 shares of common stock held jointly with Dr. Stephens’ wife and 15,700 shares of common stock held by Dr. Stephens’ children.

(12)	Includes 80,000 shares of common stock which may be acquired by Members of the Board upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable, 1,818,181 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000, 606,060 shares of common stock issuable upon conversion of 3,000 shares of Preferred Stock issued on April 6, 2006, and 449,101 shares of common stock issuable upon conversion 3,000 shares of Preferred Stock issued on July 31, 2006, all of which may be acquired by Mr. Lenfest, and 16,370 shares of common stock which may be acquired by Duane Deaner, our chief financial officer, upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable.
For information regarding our equity compensation plans, please see the Equity Compensation Plan Information section of the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Related Transactions. On February 19, 2003, we completed a refinancing of our indebtedness with the PNC Bank, National Association and H.F. Lenfest in the aggregate amount of $29,800,000. Pursuant to the terms of a Convertible Note and Warrant Purchase Agreement, dated February 18, 2003, between us and Mr. Lenfest, we issued to Mr. Lenfest (i) a 10% senior subordinated convertible promissory note in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of our common stock. As a condition to closing the financing, we appointed Mr. Lenfest to our Board of Directors. On October 25, 2004, Mr. Lenfest executed a Limited Guaranty Agreement which guaranteed our $5 million Letter of Credit facility with PNC, and in connection therewith, we issued a Stock Purchase Warrant to Mr. Lenfest pursuant to which Mr. Lenfest was entitled to purchase up to 200,000 shares of our common stock at an exercise price equal to the lesser of $4.00 per share or 2/3 of the average daily high and low closing price of our common stock during the 25 day trading period immediately preceding the date of exercise. On February 14, 2005 Mr. Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of unregistered common stock and purchased an additional 373,831 shares of unregistered common stock for approximately $2 million. Under the American Stock Exchange listing rules, shareholder approval was required for this transaction so it was included as a proxy item at our annual meeting in 2005. Shareholder approval was received at our 2005 annual meeting.
     On April 6, 2006, we entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Mr. Lenfest. The Agreement, which ends on October 6, 2007, permitted us to unilaterally draw down up to $15 million in exchange for shares of our newly created Series B Cumulative Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Preferred Stock will be convertible, at Mr. Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price will be equal to the closing price of our common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns will not be permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Lenfest Equity Agreement also allows for us to redeem any outstanding Preferred Stock any time within the six-year term of the Lenfest Equity Agreement. The Preferred Stock will vote with the ETC common stock on an as converted basis. In connection with the execution of the Agreement, the Company drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, we drew down an additional $3 million by issuing 3,000 shares of Preferred Stock at a conversion price equal to $6.68 per common share.

     On November 16, 2006, we executed an Unsecured Promissory Note (the “Lenfest Note”) in favor of Mr. Lenfest in the aggregate principal amount of $3,000,000. Pursuant to the terms of the Lenfest Note, ETC can borrow up to $3,000,000, in increments of $1,000,000, prior to the maturity date of October 6, 2007. As of the date of this filing under Form 10-K, ETC owed $2,000,000 under the Lenfest Note.
     All outstanding and unpaid interest on the Lenfest Note is due and payable on the earlier of (i) October 6, 2007 or (ii) such date as ETC draws down funds sufficient to repay the amount due under the Lenfest Note pursuant to the Lenfest Equity Agreement.
     Borrowings made pursuant to the Lenfest Note will bear interest at an annual rate of six percent with such interest beginning to accrue on the date of the funding of each loan and, to the extent not paid, compounding on the first day of each month.
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
     Effective May 9, 2007, the Company entered into a letter agreement with Mr. Lenfest (“the Lenfest Letter Agreement”) whereas Mr. Lenfest agreed to provide financial support to the Company in the form of a guarantee and/or provide access to funding until June 30, 2008. The Company is currently in negotiations with an institutional lender in connection with a proposed facility which would require the personal guarantee of Mr. Lenfest. If successful, the proposed facility would replace the Company’s current equity credit line and unsecured promissory note with Mr. Lenfest. Alternately, Mr. Lenfest has agreed to maintain his existing financial arrangements with the Company and in addition provide additional funding, provided that the Company shall not request more than an additional $10 million in the aggregate from the date of the Lenfest Letter Agreement through June 30, 2008, including all requests made under the existing $3 million unsecured promissory note and the $15 million equity credit line.
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
     Review, Approval or Ratification of Transactions with Related Parties. We have not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions. However, such transactions, if and when they are proposed or have occurred, have traditionally been, and will continue to be, reviewed by our Audit Committee on a case-by-case basis. The Audit Committee may consider any relevant factors when reviewing the appropriateness of a related-party transaction, including, but not limited to, the following: (i) the importance of the transaction to ETC; (ii) the amount involved in the proposed transaction; (iii) the specific interest of the director or executive officer (or immediate family members of same) in the proposed transaction; and (iv) the overall fairness of the terms of the transaction to ETC.
     Director Independence. The rules of the American Stock Exchange require that a majority of our board of directors be composed of “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Kelley, Gemmill and Anderson are our independent directors and constitute a majority of our board.
Item 14. Principal Accounting Fees and Services
     Under the Company’s Bylaws and the Charter of the Audit Committee of the Board of Directors, authority to select the Company’s auditors rests with the Audit Committee of the Board of Directors. Such selection is made through the formal act of the Audit Committee. It has not been and is not the Company’s policy to submit selection of its auditors to the vote of the shareholders because there is no legal requirement to do so. Grant Thornton LLP, an independent registered public accounting firm, was the Company’s auditor for the fiscal year ended February 23, 2007. Auditors have not been selected for the current fiscal year. A representative of Grant Thornton is expected to be present at the Annual Meeting and will be given an opportunity to make a statement to the shareholders, if he or she desires to do so. Grant Thornton’s representative will also be available to answer appropriate questions from shareholders.

     The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the fiscal years ended February 23, 2007 and February 24, 2006, respectively, and fees billed for other services rendered by Grant Thornton LLP.

	FY 2007	FY 2006
Audit Fees	$158,862	$152,145
Audit related fees (1)	28,669	44,276

Audit and audit related fees	187,531	196,421
Tax fees (2)	29,721	23,805

Total fees	$217,252	$220,226

(1)	Audit related fees consist primarily of employee benefit plan audits.

(2)	Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Exhibits:

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.1(i)	Statement with respect to shares of Series B Convertible Preferred Stock, filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

4.1	$10,000,000 Senior Subordinated Convertible Note, dated February 18, 2003, issued by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 4.1 to Form 8-K and is incorporated herein by reference.

10.1	Registrant’s 1998 Stock Option Plan was filed on October 8, 1998 on Form S-8 and is incorporated herein by reference. *

10.2	Registrant’s Employee Stock Purchase Plan was filed on July 6, 1988 as Exhibit A to the Prospectus included in Registrant’s Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference. *

10.3	Registrant’s Stock Award Plan adopted April 7, 1993, was filed as Exhibit 10(ix) to the Registrant’s Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference. *

10.4	Credit Agreement, dated as of February 18, 2003 between the Registrant and PNC Bank, National Association was filed on February 25, 2003 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.5	Amendment to Credit Agreement, dated as of April 30, 2003, between the Registrant and PNC Bank was filed as Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended February 28, 2003 and is incorporated herein by reference.

10.6	Amended and Restated Revolving Credit Note, dated April 30, 2003, issued by the Registrant in favor of PNC Bank was filed as Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended February 28, 2003 and is incorporated herein by reference.

10.7	Security Agreement, made and entered into as of February 18, 2003, by and between the Registrant, Entertainment Technology Corporation, ETC Delaware, Inc. and PNC Bank was filed on February 25, 2003 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.8	Pledge Agreement, dated as of February 18, 2003, made by the Registrant in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.9	Pledge Agreement (Bank Deposits), dated as of February 18, 2003, made by the Registrant in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.5 to Form 8-K and is incorporated herein by reference.

10.10	Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.6 to Form 8-K and is incorporated herein by reference.

10.11	Open-End Mortgage and Security Agreement, made as of February 18, 2003, by the Registrant in favor of PNC Bank was filed on February 25, 2003 as Exhibit 10.7 to Form 8-K and is incorporated herein by reference.

10.12	Convertible Note and Warrant Purchase Agreement, dated February 18, 2003, by and between the Registrant and Lenfest was filed on February 25, 2003 as Exhibit 10.8 to Form 8-K and is incorporated herein by reference.

10.13	Registration Rights Agreement, dated as of February 18, 2003, by and between the Registrant and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.9 to Form 8-K and is incorporated herein by reference.

10.14	Security Agreement, made and entered into as of February 18, 2003, by and among the Registrant, Entertainment Technology Corporation, ETC Delaware, Inc. and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.10 to Form 8-K and is incorporated herein by reference.

10.15	Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.11 to Form 8-K and is incorporated herein by reference.

Number	Item
10.16	Open-End Mortgage and Security Agreement, made as of February 18, 2003, by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.12 to Form 8-K and is incorporated herein by reference.

10.17	Subordination and Intercreditor Agreement, dated as of February 18, 2003, among PNC Bank, H.F. Lenfest and the Registrant was filed on February 25, 2003 as Exhibit 10.13 to Form 8-K and is incorporated herein by reference.

10.18	Amendment to Credit Agreement, dated as of August 24, 2004, between the Registrant and PNC Bank, National Association, was filed on September 10, 2004 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.19	Second Amended and Restated Revolving Credit Note, dated as of August 24, 2004, between the Registrant and PNC Bank, National Association, was filed on September 10, 2004 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.20	Limited Guaranty Agreement, dated as of August 24, 2004, of H.F. Lenfest in favor of PNC Bank, National Association, was filed on September 10, 2004 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.21	Amendment to Credit Agreement, dated as of October 18, 2004, between the Registrant and PNC Bank, National Association, was filed on January 10, 2005 as Exhibit 10.1 to Form 10-Q and is incorporated herein by reference.

10.22	Subscription Agreement, dated as of February 14, 2005, between the Registrant and H.F. Lenfest, was filed on February 16, 2005 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.23	2005 Non-employee Director Stock Option Plan, incorporated by reference to Annex A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 16, 2005 and incorporated herein by reference. *

10.24	Preferred Stock Purchase Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

10.25	Registration Rights Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.2 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

10.26	Amendment to Credit Agreement, dated as of May 18, 2006, between the Registrant and PNC Bank, National Association, was filed on May 23, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.27	Amendment to Credit Agreement, dated as of June 28, 2006, between the Registrant and PNC Bank, National Association, was filed on June 29, 2006 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.28	Letter Agreement, dated as of November 16, 2006, between the Registrant and PNC Bank, National Association, was filed on November 20, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.29	Reimbursement Agreement, dated as of November 16, 2006, between the Registrant and PNC Bank, National Association, was filed on November 20, 2006 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.30	Restated Subordination and Intercreditor Agreement, dated as of November 16, 2006, between the Registrant and H.F. Lenfest, was filed on November 20, 2006 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.31	Restated Limited Guaranty Agreement, dated as of November 16, 2006, between the Registrant and H.F. Lenfest, was filed on November 20, 2006 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.32	Unsecured Promissory Note, dated as of November 16, 2006, between the Registrant and H.F. Lenfest, was filed on November 21, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.33	Employment Agreement, dated as of November 1, 2005, between Registrant and Duane D. Deaner, Chief Financial Officer. (Filed herewith)*

10.34	Agreement between Registrant and H.F. Lenfest, dated as of May 9, 2007. (Filed herewith)

10.35	Employment Agreement, dated as of July 24, 2006, between Registrant and William F. Mitchell , was filed on July 24, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.*

13	Portions of Registrant’s 2006 Annual Report to Shareholders which are incorporated by reference into this Form 10-K. (Filed herewith)

14	Code of Ethics. (Filed herewith)

21	Subsidiaries of the Registrant. (Filed herewith)

Number	Item
23	Consent of Grant Thornton LLP. (Filed herewith)

31.1	Certification dated May 24, 2007 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer. (Filed herewith)

31.2	Certification dated May 24, 2007 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer. (Filed herewith)

32	Certification dated May 24, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer. (Filed herewith)

*	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION
By /s/ William F. Mitchell

William F. Mitchell,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Position	Date

/s/ William F. Mitchell	Chairman of the Board,	May 24, 2007
William F. Mitchell	Chief Executive Officer,
President and Director (Principal
Executive Officer)

/s/ Duane D. Deaner	Chief Financial Officer	May 24, 2007
Duane D. Deaner	(Principal Financial and
Accounting Officer)

/s/ Howard W. Kelley	Director	May 24, 2007
Howard W. Kelley

/s/ H.F. Lenfest	Director	May 24, 2007
H.F. Lenfest

/s/ George K. Anderson	Director	May 24, 2007
George K. Anderson, M.D.

/s/ Alan M. Gemmill	Director	May 24, 2007
Alan M. Gemmill

EXHIBIT INDEX

Exhibit
No.	Item
10.33	Employment Agreement, dated as of November 1, 2005, between Registrant and Duane D. Deaner, Chief Financial
Officer.

10.34	Agreement between Registrant and H.F. Lenfest, dated as of May 9, 2007.

13	Portions of Registrant’s 2007 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

14	Code of Ethics

21	Subsidiaries of the Registrant.

23	Consent of Grant Thornton LLP.

31.1	Certification dated May 24, 2007 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by
William F. Mitchell, Chief Executive Officer.

31.2	Certification dated May 24, 2007 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane
D. Deaner, Chief Financial Officer.

32	Certification dated May 24, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief
Financial Officer.