Form 10-Q
period 2007-05-25
ENVIRONMENTAL TECTONICS CORP
filed 2008-05-29
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 25, 2007
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
          Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined on Rule 12b-2 of the Exchange Act).
          Yes ☐ No ☑
          As of May 13, 2008, there were 9,035,355 shares of the registrant’s common stock issued and outstanding.

Explanatory Statement
Restatement of previously issued financial statements
     Environmental Tectonics Corporation (“ETC” or the “Company”) has restated its previously issued financial statements for the fiscal year ended February 23, 2007 and the 13 and 39 week-periods ended November 24, 2006.
     Settlement with U.S. Navy
          History of the Claim Receivable
          In May 2003, the Company filed a certified claim with the Department of the Navy (the “Government”) seeking costs totaling in excess of $5.0 million in connection with a contract for submarine rescue decompression chambers.
          In accordance with accounting principles generally accepted in the United States of America, recognizing revenue on contract claims and disputes related to customer caused delays, errors in specifications and designs, and other unanticipated causes, and for amounts in excess of contract value, is generally appropriate if it is probable that the claim will result in additional contract revenue and if the Company can reliably estimate the amount of additional contract revenue the Company may receive. However, revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Since 2004, the Company had a claim receivable recorded for $3,004,000. The Company’s Form 10-K as originally filed for February 23, 2007 included this claim receivable. This claim receivable was subsequently deemed to be impaired and reserved in full (see below).
          Litigation of the Certified Claim
          On July 22, 2004, the Navy’s contracting officer issued a final decision denying the claim in full. In July 2005, the Company converted this claim into a complaint which the Company filed in the United States Court of Federal Claims. On June 14, 2007, the Government amended its filings to add counterclaims pursuant to the anti-fraud provisions of the Contract Disputes Act, the False Claims Act, and the forfeiture statute.
          Settlement of Litigation and Subsequent Funding
          On June 27, 2007, the Company and the Government filed a Joint Motion to Dismiss with prejudice all of the Company’s claims against the Government, which was granted on June 28, 2007. Additionally, the Company agreed to pay to the Government $3.55 million to reimburse the Government for estimated work to complete the chambers and for litigation expenses ($3.3 million recorded in the first quarter of fiscal 2008 and $250,000 recorded in the second quarter of fiscal 2008) and transfer the submarine rescue decompression chambers to the Navy. As of May 14, 2008, the Company had made all payments required under this settlement agreement and had transferred the chambers to the Government.
          To partially fund the settlement, on August 23, 2007 the Company entered into the Series C Preferred Stock Purchase Agreement with Lenfest, pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Cumulative Convertible Participating Preferred Stock (the “Series C Preferred Stock”) to H.F. Lenfest (“Lenfest”), a member of ETC’s Board of Directors and a significant shareholder for $3,300,000. The proceeds from the issuance of the Series C Preferred Stock were restricted solely for use to partially fund the settlement with the Government.
     Audit Committee Review and Regulatory Compliance Matters
          In July 2007 the Company’s Audit Committee retained independent counsel to review the Government claim issue. While this review was being conducted, the Company could not file its Quarterly Reports on Form 10-Q (“Quarterly Reports”), although preliminary financial results were released and filed on Form 8-K’s for each of the fiscal quarters ended May 25, 2007, August 24, 2007 and November 23, 2007. Since the Company could not file its Quarterly Reports, the Company was notified by the American Stock Exchange (“AMEX”) that it was not in compliance with AMEX’s continued listing standards and in August 2007 the Company submitted a plan to regain compliance. On January 30, 2008, the Company was notified by AMEX that, due to continuing non-compliance with listing standards, they were initiating delisting proceedings. The Company appealed that decision and, on April 9, 2008 representatives of the Company participated in an appeal hearing. As a result of that hearing, on April 16, 2008 the Company was granted a stay of delisting proceedings until May 29, 2008.
          As a result of the allegations made by the Department of Justice in connection with the Navy matter, on October 12, 2007, pursuant to the Federal Acquisition Regulations, the Government placed the Company on suspension, which barred the Company from soliciting contract work with any Government agency. On December 12, 2007, the Company executed an Administrative Agreement, which included a program of compliance reviews, audits and reports, and the Government lifted the suspension.

Change in Independent Registered Public Accounting Firm
          Following the independent counsel’s review, the Company’s auditors, Grant Thornton LLP, resigned from the Company and rescinded their audit opinion for the fiscal years 2003 through 2007. On January 30, 2008, the Company’s Audit Committee engaged Friedman LLP as the Company’s registered public accounting firm.
Restatement of Previously Filed Financial Statements
          Settlement with U.S. Navy
          In November 2007, the independent counsel completed its review. Subsequently, the Company’s Audit Committee, in conjunction with management, concluded that as of November 2006 the claim receivable of $3,004,000 had been impaired.
          On April 24, 2008, the Company announced that it was restating results for the 13 and 39 week-periods ended November 24, 2006 and the fiscal year ended February 23, 2007. This restatement reflected the formal investigation which concluded that the carrying value of the $3,004,000 claim receivable had been impaired during the third quarter of fiscal 2007. This impairment resulted from certain allegations made by the Government during that period which resulted in the counterclaim which was filed by the Government against the Company in June 2007.
          The restatement for the 13 and 39 week-periods ended November 24, 2006 and the fiscal year ended February 23, 2007 involves one change, namely the recording of a reserve against a claim receivable for the full amount of the carrying value of $3,004,000 of the claim receivable. The effect of this adjustment results in a corresponding reduction in accounts receivable, an increase in net loss and a reduction in stockholder’s equity.
          Preferred Stock
          In connection with the restatement of the Company’s previously issued financial statements for the year ended February 23, 2007, the Company has reclassified the Series B and C Preferred Stock (the “instruments”) from equity to mezzanine. The reclassification is due to the preferential redemption feature of the instruments, which provides that a change in ownership would result in a forced liquidation. A forced liquidation is considered outside the control of the Company. Therefore, the preferential treatment upon an act outside the control of the Company precluded equity treatment under the Securities and Exchange Commission Accounting Series Release (“ASR”) 268 and Topic D98. Prior year’s financial statements have been adjusted to reflect this change.
          Due to the Company’s accumulated deficit, all dividends accruing for the Series B and Series C Preferred Stock have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.
          For the discussion of the restatement adjustments, see Note 1 — Restatement of Previously Issued Financial Statements in the accompanying Notes to the Consolidated Financial Statements. All amounts referenced in this Quarterly Report for the 13 and 39 week-periods ended November 24, 2006 and the fiscal year ended February 23, 2007 reflect the amounts on a restated basis.
Previously Filed Reports
          The Company will not amend its Annual Report on Form 10-K for the fiscal year ended February 23, 2007 or its Quarterly Report on Form 10-Q for the quarterly period ended November 24, 2006. The previously issued financial statements for the fiscal year ended February 23, 2007 and quarterly period ended November 24, 2006 should no longer be relied upon.
Additional Matters Regarding H.F. Lenfest
Lenfest Acquisition Proposal
          On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest at the time the acquisition is consummated. The Board of Directors of the Company has formed a committee (the “Transaction Committee”) comprised of independent directors to evaluate the proposal. Transaction Committee has engaged a financial advisor to assist the Transaction Committee in evaluating the proposal. The Transaction Committee is evaluating the proposal and will make a recommendation with respect to the proposal to the Company’s Board of Directors.
Lenfest Letter Agreement
          On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of AMEX, if required. ETC’s objective will be to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.

          When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share information)

	Thirteen Weeks Ended
	May 25,	May 26,
	2007	2006

Net sales	$4,347	$4,575
Cost of goods sold	3,452	3,561

Gross profit	895	1,014

Operating expenses:
Selling and administrative	2,799	2,492
Claim settlement costs	3,389	—
Research and development	54	223

	6,242	2,715

Operating loss	(5,347)	(1,701)

Other expenses:
Interest expense	354	282
Other, net	30	50

	384	332

Loss before income taxes	(5,731)	(2,033)
Provision for income taxes	—	5

Loss before minority interest	(5,731)	(2,038)
Loss attributable to minority interest	(6)	(8)

Net loss	$(5,725)	$(2,030)

Preferred stock dividend	(89)	(24)

Loss applicable to common shareholders	$(5,814)	$(2,054)

Per share information:
Basic and diluted loss per share applicable to common shareholders	$(0.64)	$(0.23)

Basic and diluted weighted average number of common shares	9,029,000	9,035,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	May 25,	February 23,
	2007	2007
	(unaudited)	(restated)
Assets
Current assets:
Cash	$473	$2,215
Restricted cash	21	20
Accounts receivable, net of allowance for bad debts of $371 and $3,372	2,797	2,094
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	1,713	2,816
Inventories	4,798	4,739
Deferred tax asset	72	71
Prepaid expenses and other current assets	301	213

Total current assets	10,175	12,168
Property, plant and equipment, at cost, net of accumulated depreciation of $12,939 and $12,760	3,965	4,054
Construction in progress	10,070	8,460
Software development costs, net of accumulated amortization of $11,222 and $10,949	1,910	2,158
Goodwill	455	455
Other assets	24	30

Total assets	$26,599	$27,325

Liabilities and Stockholders’ Deficiency
Liabilities
Current liabilities:
Note payable	$2,000	$—
Accounts payable — trade	2,176	2,254
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	1,292	1,400
Customer deposits	893	794
Accrued claim settlement costs	3,300	—
Accrued interest and dividends	993	668
Accrued liabilities	965	1,539

Total current liabilities	11,619	6,655

Subordinated convertible debt	8,956	8,830

Total liabilities	20,575	15,485

Commitments and contingencies	—	—

Minority interest	47	53

Cumulative convertible participating preferred stock, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at May 25, 2007 and February 23, 2007, respectively	6,000	6,000

Stockholders’ Deficiency
Common stock; $.05 par value; 20,000,000 shares authorized; 9,028,459 shares issued and outstanding at May 25, 2007 and February 23, 2007, respectively	451	451
Additional paid-in capital	16,602	16,662
Accumulated other comprehensive loss	(174)	(149)
Accumulated deficit	(16,902)	(11,177)

Total stockholders’ (deficiency) equity	(23)	5,787

Total liabilities and stockholders’ (deficiency) equity	$26,599	$27,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 25,	May 26,
	2007	2006

Cash flows from operating activities:
Net loss	$(5,725)	$(2,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	463
Accretion of debt discount	126	106
Increase in allowances for accounts receivable and inventories	289	146
Income attributable to minority interest	(6)	(8)
Stock compensation expense	29	267
Changes in operating assets and liabilities:
Accounts receivable	(784)	129
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	1,103	(1,237)
Inventories	(259)	(960)
Prepaid expenses and other current assets	(88)	(83)
Other assets	6	(11)
Accounts payable	(78)	(592)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(108)	339
Customer deposits	99	453
Accrued claim settlement costs	3,300	—
Other accrued liabilities	(347)	(281)

Net cash used in operating activities	(1,991)	(3,299)

Cash flows from investing activities:
Acquisition of equipment	(90)	(83)
Capitalized software development costs	(25)	(15)
Payments for construction in progress	(1,610)	—

Net cash used in investing activities	(1,725)	(98)

Cash flows from financing activities:
Proceeds from note payable	2,000	—
Increase in restricted cash	(1)	(1)
Proceeds from issuance of preferred stock	—	3,000

Net cash provided by financing activities	1,999	2,999

Effect of exchange rate changes on cash	(25)	100

Net decrease in cash	(1,742)	(298)
Cash at beginning of period	2,215	3,566

Cash at end of period	$473	$3,268

Supplemental schedule of cash flow information:
Interest paid	—	203
Income taxes paid	—	—

Supplemental information on non-cash operating and investing activities:
None
The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements
1. Restatement of Previously Issued Financial Statements and Subsequent Events
     Environmental Tectonics Corporation (“ETC” or the “Company”) has restated its previously issued financial statements for the fiscal year ended February 23, 2007 and the 13 and 39 week-periods ended November 24, 2006.
     Settlement with U.S. Navy
          History of the Claim Receivable
          In May 2003, the Company filed a certified claim with the Department of the Navy (the “Government”) seeking costs totaling in excess of $5.0 million in connection with a contract for submarine rescue decompression chambers.
          In accordance with accounting principles generally accepted in the United States of America, recognizing revenue on contract claims and disputes related to customer caused delays, errors in specifications and designs, and other unanticipated causes, and for amounts in excess of contract value, is generally appropriate if it is probable that the claim will result in additional contract revenue and if the Company can reliably estimate the amount of additional contract revenue the Company may receive. However, revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. Since 2004, the Company had a claim receivable recorded for $3,004,000. The Company’s Form 10-K as originally filed for February 23, 2007 included this claim receivable. This claim receivable was subsequently deemed to be impaired and reserved in full (see below).
          Litigation of the Certified Claim
          On July 22, 2004, the Navy’s contracting officer issued a final decision denying the claim in full. In July 2005, the Company converted this claim into a complaint which the Company filed in the United States Court of Federal Claims. On June 14, 2007, the Government amended its filings to add counterclaims pursuant to the anti-fraud provisions of the Contract Disputes Act, the False Claims Act, and the forfeiture statute.
          Settlement of Litigation and Subsequent Funding
          On June 27, 2007, the Company and the Government filed a Joint Motion to Dismiss with prejudice all of the Company’s claims against the Government, which was granted on June 28, 2007. Additionally, the Company agreed to pay to the Government $3.55 million to reimburse the Government for estimated work to complete the chambers and for litigation expenses ($3.3 million recorded in the first quarter of fiscal 2008 and $250,000 recorded in the second quarter of fiscal 2008) and transfer the submarine rescue decompression chambers to the Navy. As of May 14, 2008, the Company had made all payments required under this settlement agreement and had transferred the chambers to the Government.
          To partially fund the settlement, on August 23, 2007 the Company entered into the Series C Preferred Stock Purchase Agreement with Lenfest, pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Cumulative Convertible Participating Preferred Stock (the “Series C Preferred Stock”) to Lenfest for $3,300,000. The proceeds from the issuance of the Series C Preferred Stock were restricted solely for use to partially fund the settlement with the Government.
     Audit Committee Review and Regulatory Compliance Matters
          In July 2007 the Company’s Audit Committee retained independent counsel to review the Government claim issue. While this review was being conducted, the Company could not file its Quarterly Reports on Form 10-Q (“Quarterly Reports”), although preliminary financial results were released and filed on Form 8-K’s for each of the fiscal quarters ended May 25, 2007, August 24, 2007 and November 23, 2007. Since the Company could not file its Quarterly Reports, the Company was notified by the American Stock Exchange (“AMEX”) that it was not in compliance with AMEX’s continued listing standards and in August 2007 the Company submitted a plan to regain compliance. On January 30, 2008, the Company was notified by AMEX that, due to continuing non-compliance with listing standards, they were initiating delisting proceedings. The Company appealed that decision and, on April 9, 2008 representatives of the Company participated in an appeal hearing. As a result of that hearing, on April 16, 2008 the Company was granted a stay of delisting proceedings until May 29, 2008.
          As a result of the allegations made by the Department of Justice in connection with the Navy matter, on October 12, 2007, pursuant to the Federal Acquisition Regulations, the Government placed the Company on suspension, which barred the Company from soliciting contract work with any Government agency. On December 12, 2007, the Company executed an Administrative Agreement, which included a program of compliance reviews, audits and reports, and the Government lifted the suspension

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     Change in Independent Registered Public Accounting Firm
          Following the independent counsel’s review, the Company’s auditors, Grant Thornton LLP, resigned from the Company and rescinded their audit opinion for the fiscal years 2003 through 2007. On January 30, 2008, the Company’s Audit Committee engaged Friedman LLP as the Company’s registered public accounting firm.
Restatement of Previously Filed Financial Statements
          Settlement with U.S. Navy
          In November 2007, the independent counsel completed its review. Subsequently, the Company’s Audit Committee, in conjunction with management, concluded that as of November 2006 the claim receivable of $3,004,000 had been impaired.
          On April 24, 2008, the Company announced that it was restating results for the 13 and 39 week-periods ended November 24, 2006 and the fiscal year ended February 23, 2007. This restatement reflected the formal investigation which concluded that the carrying value of the $3,004,000 claim receivable had been impaired during the third quarter of fiscal 2007. This impairment resulted from certain allegations made by the Government during that period which resulted in the counterclaim which was filed by the Government against the Company in June 2007.
          The restatement for the 13 and 39 week-periods ended November 24, 2006 and the fiscal year ended February 23, 2007 involves one change, namely the recording of a reserve against a claim receivable for the full amount of the carrying value of $3,004,000 of the claim receivable. The effect of this adjustment results in a corresponding reduction in accounts receivable, an increase in net loss and a reduction in stockholder’s equity.
          Preferred Stock
          In connection with the restatement of the Company’s previously issued financial statements for the year ended February 23, 2007, the Company has reclassified the Series B and C Preferred Stock (the “instruments”) from equity to mezzanine. The reclassification is due to the preferential redemption feature of the instruments, which provides that a change in ownership would result in a forced liquidation. A forced liquidation is considered outside the control of the Company. Therefore, the preferential treatment upon an act outside the control of the Company precluded equity treatment under the Securities and Exchange Commission Accounting Series Release (“ASR”) 268 and Topic D98. Prior year’s financial statements have been adjusted to reflect this change.
          Due to the Company’s accumulated deficit, all dividends accruing for the Series B and Series C Preferred Stock have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.
          For the discussion of the restatement adjustments, see Note 1 — Restatement of Previously Issued Financial Statements in the accompanying Notes to the Consolidated Financial Statements. All amounts referenced in this Annual Report for the 13 and 39 week-periods ended November 24, 2006 and the fiscal year ended February 23, 2007 reflect the amounts on a restated basis.
     Subsequent Events
Additional Matters Regarding H.F. Lenfest
Lenfest Acquisition Proposal
          On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest at the time the acquisition is consummated. The Board of Directors of the Company has formed a committee (the Transaction Committee”) comprised of independent directors to evaluate the proposal. The Transaction Committee has engaged a financial advisor to assist the Transaction Committee in evaluating the proposal. The Transaction Committee is evaluating the proposal and will make a recommendation with respect to the proposal to the Company’s Board of Directors.
Lenfest Letter Agreement
          On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of AMEX, if required. ETC’s objective will be to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
The following financial schedules reflect the impact of these restatements.
Restated Statements of Operations amounts:
          The table below sets forth the effect of the adjustment on the Condensed Consolidated Statement of Operations for the 13 week period ended November 24, 2006.
(unaudited)
(in thousands, except share and per share information)

		Claim
	As Originally	Receivable	As
	Reported	Impairment	Restated

Net sales	$4,718	$—	$4,718
Cost of goods sold	3,688	—	3,688

Gross profit	1,030	—	1,030

Operating expenses:
Selling and administrative	2,568		2,568
Claim settlement costs	—	3,004	3,004
Research and development	43	—	43

	2,611	3,004	5,615

Operating loss	(1,581)	(3,004)	(4,585)

Other expenses:
Interest expense	291	—	291
Other income, net	(43)	—	(43)

	248	—	248

Loss before income taxes	(1,829)	(3,004)	(4,833)
Provision for income taxes	4	—	4

Loss before minority interest	(1,833)	(3,004)	(4,837)
Income attributable to minority interest	33	—	33

Net loss	$(1,866)	$(3,004)	$(4,870)

Preferred stock dividend	(90)	—	(90)

Loss applicable to common shareholders	$(1,956)	$(3,004)	$(4,960)

Per share information:
Basic and diluted loss per share applicable to common shareholders	$(0.22)	$(0.33)	$(0.55)

Basic and diluted weighted average number of common shares	9,027,000	9,027,000	9,027,000

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          The table below sets forth the effect of the adjustment on the Condensed Consolidated Statement of Operations for the 39 week period ended November 24, 2006
(unaudited)
(in thousands, except share and per share information)

		Claim
	As Originally	Receivable	As
	Reported	Impairment	Restated

Net sales	$13,622	$—	$13,622
Cost of goods sold	11,084	—	11,084

Gross profit	2,538	—	2,538

Operating expenses:
Selling and administrative	7,204		7,204
Claim settlement costs	—	3,004	3,004
Research and development	529	—	529

	7,733	3,004	10,737

Operating loss	(5,195)	(3,004)	(8,199)

Other expenses:
Interest expense	857	—	857
Other income, net	(36)	—	(36)

	821	—	821

Loss before income taxes	(6,016)	(3,004)	(9,020)
Provision for income taxes	13	—	13

Loss before minority interest	(6,029)	(3,004)	(9,033)
Income attributable to minority interest	16	—	16

Net loss	$(6,045)	$(3,004)	$(9,049)

Preferred stock dividend	(169)	—	(169)

Loss applicable to common shareholders	$(6,214)	$(3,004)	$(9,218)

Per share information:
Basic and diluted loss per share applicable to common shareholders	$(0.69)	$(0.33)	$(1.02)

Basic and diluted weighted average number of common shares	9,031,000	9,031,000	9,031,000

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          The table below sets forth the effect of the adjustment on the Consolidated Statement of Operations for the year ended February 23, 2007.
(unaudited)
(in thousands, except share and per share information)

		Claim
	As Originally	Receivable	As
	Reported	Impairment	Restated

Net sales	$17,419	$—	$17,419
Cost of goods sold	15,348	—	15,348

Gross profit	2,071	—	2,071

Operating expenses:
Selling and administrative	9,434		9,434
Claim settlement costs	—	3,004	3,004
Research and development	569	—	569

	10,003	3,004	13,007

Operating loss	(7,932)	(3,004)	(10,936)

Other expenses:
Interest expense	1,151	—	1,151
Other income, net	(58)	—	(58)

	1,093	—	1,093

Loss before income taxes	(9,025)	(3,004)	(12,029)
Benefit from income taxes	(77)	—	(77)

Loss before minority interest	(8,948)	(3,004)	(11,952)
Loss attributable to minority interest	(8)	—	(8)

Net loss	$(8,940)	$(3,004)	$(11,944)

Preferred stock dividend	(259)	—	(259)

Loss applicable to common shareholders	$(9,199)	$(3,004)	$(12,203)

Per share information:
Basic and diluted loss per share applicable to common shareholders	$(1.02)	$(0.33)	$(1.35)

Basic and diluted weighted average number of common shares	9,030,000	9,030,000	9,030,000

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Restated Balance Sheets amounts:
          The table below sets forth the effect of the adjustment on the Condensed Consolidated Balance Sheet as of November 24, 2006.
(in thousands, except share and per share information)

	As Originally
	Reported
	adjusted for
	Preferred	Claim
	Stock	Receivable	As
	Reclass	Impairment	Restated

Assets
Current assets:
Cash	$4,002	$—	$4,002
Restricted cash	19	—	19
Accounts receivable, net of allowance for bad debts of $376 and $3,380	8,381	(3,004)	5,377
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	4,679	—	4,679
Inventories	12,782	—	12,782
Prepaid expenses and other current assets	428	—	428

Total current assets	30,291	(3,004)	27,287
Property, plant and equipment, at cost, net of accumulated depreciation of $12,643	4,099	—	4,099
Software development costs, net of accumulated amortization of $10,773	2,008	—	2,008
Goodwill	455	—	455
Other assets	29	—	29

Total assets	$36,882	$(3,004)	$33,878

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Notes payable	3,000	—	3,000
Accounts payable — trade	1,818	—	1,818
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	2,035	—	2,035
Customer deposits	1,401	—	1,401
Accrued liabilities	2,134	—	2,134

Total current liabilities	10,388	—	10,388

Long-term obligations:
Subordinated convertible debt	8,709	—	8,709

Total liabilities	19,097	—	19,097

Commitments and contingencies

Minority interest	77	—	77

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding	6,000	—	6,000

Stockholders’ Equity
Common stock; $.05 par value; 20,000,000 shares authorized; 9,026,958 issued and outstanding	451	—	451
Additional paid-in capital	16,455	—	16,455
Accumulated other comprehensive loss	(179)	—	(179)
Accumulated deficit	(5,019)	(3,004)	(8,023)

Total stockholders’ equity	11,708	(3,004)	8,704

Total liabilities and stockholders’ equity	$36,882	$(3,004)	$33,878

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          The table below sets forth the effect of the adjustment on the Consolidated Balance Sheet as of February 23, 2007.
(in thousands, except share and per share information)

	As Originally
	Reported
	adjusted for
	Preferred	Claim
	Stock	Receivable	As
	Reclass	Impairment	Restated

Assets
Current assets:
Cash	$2,215	$—	$2,215
Restricted cash	20	—	20
Accounts receivable, net of allowance for bad debts of $368 and $3,372	5,098	(3,004)	2,094
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	2,816	—	2,816
Inventories	4,739	—	4,739
Deferred tax asset	71	—	71
Prepaid expenses and other current assets	213	—	213

Total current assets	15,172	(3,004)	12,168
Property, plant and equipment, at cost, net of accumulated depreciation of $12,760	4,054	—	4,054
Construction in progress	8,460		8,460
Software development costs, net of accumulated amortization of $10,949	2,158	—	2,158
Goodwill	455	—	455
Other assets	30	—	30

Total assets	$30,329	$(3,004)	$27,325

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable — trade	2,254	—	2,254
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	1,400	—	1,400
Customer deposits	794	—	794
Accrued liabilities	2,207	—	2,207

Total current liabilities	6,655	—	6,655

Long-term obligations:
Subordinated convertible debt	8,830	—	8,830

Total liabilities	15,485	—	15,485

Commitments and contingencies

Minority interest	53	—	53

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding	6,000	—	6,000

Stockholders’ Equity
Common stock; $.05 par value; 20,000,000 shares authorized; 9,028,459 issued and outstanding	451	—	451
Additional paid-in capital	16,662	—	16,662
Accumulated other comprehensive loss	(149)	—	(149)
Accumulated deficit	(8,173)	(3,004)	(11,177)

Total stockholders’ equity	8,791	(3,004)	5,787

Total liabilities and stockholders’ equity	$30,329	$(3,004)	$27,325

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Subsequent Event
Bank Credit and Facility
          On July 31, 2007, the Company entered into a revolving credit agreement (the “Credit Agreement”) in order to refinance its indebtedness with PNC Bank, National Association (“PNC”) in the aggregate amount of up to $15,000,000. This Credit Agreement is a replacement of a credit facility originally entered into with PNC in February 2003.
          Borrowings are to be used for ETC’s working capital or other general business purposes and for issuances of letters of credit. Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2009. Borrowings made pursuant to the Credit Agreement will bear interest at either the prime rate (as described in the Note) minus 1.00% or the London Interbank Offered Rate (“LIBOR”) (as described in the Note) plus 0.90%. Additionally, ETC is obligated to pay a fee of 0.125% per annum for unused available funds.
          The Credit Agreement contains affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. The Credit Agreement requires ETC to maintain a minimum Consolidated Tangible Net Worth of $9,000,000 at the end of each fiscal quarter.
          ETC’s obligations under the Credit Agreement are secured by a personal guarantee from H.F. Lenfest, a member of the Company’s Board of Directors and a significant shareholder (“Lenfest”), under a Restated Guaranty, dated July 31, 2007, made by Lenfest in favor of PNC. ETC is required to pay Lenfest an annual cash fee of 1% of the loan commitment for his guarantee. On July 31, 2007, as a stipulation for Lenfest’s guarantee, ETC repaid $4,000,000 owed to Lenfest under unsecured promissory notes. See Note 5 — Long-term Obligations and Credit Arrangements.
          In connection with entering into the Credit Agreement, ETC entered into an Amended and Restated Reimbursement Agreement with PNC (the “Reimbursement Agreement”), and an Amended and Restated Subordination and Intercreditor Agreement with PNC and Lenfest (the “Subordination Agreement”). The Reimbursement Agreement governs letters of credit issued pursuant to the Credit Agreement. Under the Subordination Agreement, Lenfest agreed to continue to subordinate his rights in connection with a convertible promissory note executed by ETC in favor of Lenfest in the original aggregate principal amount of $10,000,000, dated February 18, 2003, to the rights of PNC in connection with the Credit Agreement.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
2. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying interim condensed consolidated financial statements include the accounts of Environmental Tectonics Corporation (“ETC”, “we”, “us” “our” or the “Company”), Entertainment Technology Corporation (“EnTCo”), ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary, and ETC-PZL Aerospace Industries, Ltd. (“ETC-PZL”), its 95% owned subsidiary. “ETC Southampton” refers to the Company’s corporate headquarters and main production plant located in Southampton, Pennsylvania, USA. All significant inter-company accounts and transactions have been eliminated in consolidation.
          The accompanying condensed consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
          Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, which is being filed contemporaneously with this report. The Consolidated Statement of Operations, Consolidated Balance Sheet and Consolidated Statement of Cash Flows previously filed for the fiscal year ended February 23, 2007 have been restated in the annual report on Form 10-K for the fiscal year ended February 29, 2008. The Condensed Consolidated Statement of Operations, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows previously filed for the quarter ended November 24, 2006 have been restated in this quarterly report on Form 10-Q for the quarter ended November 23, 2007.
          References to fiscal first quarter 2008 are references to the 13-week period ended May 25, 2007. Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2008.
Use of Estimates
          The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Inventories
          Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $1,199,000 at May 25, 2007 and $999,000 at February 23, 2007):

	May 25,	February 23,
	2007	2007
	(unaudited)
	(in thousands)
Raw materials	$95	$95
Work in process	3,993	3,820
Finished goods	710	824

Total	$4,798	$4,739

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Revenue Recognition
          On long-term contracts, with a contract value over $250,000 and a minimum completion period of six months, the percentage-of-completion (“POC”) method is applied based on costs incurred as a percentage of estimated total costs. This percentage is multiplied by the total estimated revenue under a contract to calculate the amount of revenue recognized in an accounting period. Revenue recognized on uncompleted long-term contracts in excess of amounts billed to customers is reflected as an asset. Amounts billed to customers in excess of revenue recognized on uncompleted long-term contracts are reflected as a liability. When it is estimated that a contract will result in a loss, the entire amount of the loss is accrued. The effect of revisions in cost and profit estimates for long-term contracts is reflected in the accounting period in which the Company learns the facts which require it to revise the cost and profit estimates. Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract milestones. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. Retainage is generally due within one year of completion of the contract
          Revenue for contracts under $250,000, or to be completed in less than six months, and where there are no post-shipment services included in the contract, is recognized on the date that the finished product is shipped to the customer.
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
Net loss per common share
          Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share”, requires presentation of basic and diluted earnings per share together with disclosure describing the computation of the per share amounts. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potentially dilutive common shares are included in the computation of diluted earnings per common share if they are anti-dilutive
Share-Based Compensation
          The Company adopted SFAS No. 123(R) effective February 25, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options using the intrinsic value method of APB Opinion No. 25, and it did not recognize compensation expense in its income statement for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also provided certain pro forma disclosures for stock option awards as if the fair value-based approach of SFAS No. 123 had been applied.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
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
          The cost for stock option compensation was approximately $29,000 and $267,000 for the quarters ended May 25, 2007 and May 26, 2006, respectively.
          As of May 25, 2007, the remaining prospective pre-tax cost of unvested stock option employee compensation was approximately $129,000 which will be expensed on a pro-rata basis going forward.
There were no grants of stock options during the thirteen weeks ended May 25, 2007. There were grants of 80,000 stock options during the thirteen weeks ended May 26, 2006.
Income Taxes
          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carry forwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carry forwards are expected to be recovered or settled. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected profitability. During the current fiscal quarter, no offsetting income tax benefit and corresponding deferred tax receivable was recorded. The tax accrual of $5,000 in the prior fiscal period reflected tax liability in our Polish subsidiary. Realization is entirely dependent upon future earnings in specific tax jurisdictions. Reflecting the Company’s losses in the current and prior fiscal years, the Company has approximately $20.5 million of federal net loss carry forwards available to offset future income and resulting income tax liabilities, beginning to expire in 2025.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
3. Accounts Receivable:
          The components of accounts receivable at May 25, 2007 and February 23, 2007 are as follows:

	May 25,	February 23,
	2007	2007
	(unaudited)	(restated)
	(in thousands)
U.S. government receivables billed and unbilled contract costs subject to negotiation	$279	$3,135
U.S. commercial receivables billed	1,957	1,525
International receivables billed	932	806

	3,168	5,466
Less: allowance for doubtful accounts	(371)	(3,372)

	$2,797	$2,094

          The allowance for doubtful accounts as of February 23, 2007 includes $3,004,000 as an impairment reserve against a equivalent amount for a U.S. Navy claim receivable included in the U.S. government receivables billed and unbilled contract costs subject to negotiation. (See Note 1 — Subsequent Events in the accompanying Notes to the Consolidated Financial Statements).
4. Stockholders’ Deficiency
          The components of stockholders’ deficiency at May 25, 2007 (unaudited) and February 23, 2007 (restated) were as follows (in thousands, except share information):

				Accumulated
			Additional	other		Total
	Common Stock		Paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Capital	loss	deficit	deficiency
Balance, February 23, 2007*	9,028,459	$451	$16,662	$(149)	$(11,177)	$5,787

Net loss for the year	—	—	—	—	(5,725)	(5,725)
Foreign currency translation adjustment	—	—	—	(25)	—	(25)

Total comprehensive loss	—	—	—	—	—	(5,750)
Stock compensation expense	—		29	—	—	29
Dividends payable on preferred stock	—	—	(89)	—	—	(89)

Balance, May 25, 2007	9,028,459	$451	$16,602	$(174)	$(16,902)	$(23)

*	restated for reserve of claim receivable. See Note 1 — Subsequent Events in the accompanying notes.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
5. Long-Term Obligations and Credit Arrangements:
Long-term obligations at May 25, 2007 and February 23, 2007 consist of the following:

	(in thousands)
	May 25,	February 23,
	2007	2007
	(unaudited)

Note payable	$2,000	$—
Subordinated convertible debt, net of unamortized discount of $1,044 and $1,170	8,956	8,830

	10,956	8,830
Less current portion	2,000	—

	$8,956	$8,830

Equity Line
          On April 7, 2006, the Company entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Lenfest. The Lenfest Equity Agreement permitted ETC to unilaterally draw down up to $15 million in exchange for shares of the Company’s Series B Cumulative Convertible Participating Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock provides for a dividend equal to 6% per annum. On August 23, 2007, the dividend was amended to 10% per annum, effective from August 23, 2007. The Series B Preferred Stock is convertible, at Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which was set on the day of each draw down. The Conversion Price was required to be equal to the closing price of the Company’s common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns were not permitted on any day when the Conversion Price was less than this floor price. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Preferred Stock will vote with the ETC common stock on an as converted basis. In connection with the execution of the Lenfest Equity Agreement, the Company drew down $3 million by issuing 3,000 shares of Series B Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, the Company drew down an additional $3 million by issuing 3,000 shares of Series B Preferred Stock at a conversion price equal to $6.68 per common share. By way of a letter dated March 29, 2007, Lenfest agreed to allow the Company to defer until April 6, 2012, or earlier if demanded, the payment of accruing dividends on Series B Preferred Stock issued under the Lenfest Equity Agreement. The Lenfest Equity Agreement was terminated on July 31, 2007 upon execution of the PNC Credit Agreement.
          In connection with the restatement of the Company’s previously issued financial statements for the year ended February 23, 2007, the Company has reclassified the Series B and C Preferred Stock (the “instruments”) from equity to mezzanine. The reclassification is due to the preferential redemption feature of the instruments, which provides that a change in ownership would result in a forced liquidation. A forced liquidation is considered outside the control of the Company. Therefore, the preferential treatment upon an act outside the control of the Company precluded equity treatment under the Securities and Exchange Commission Accounting Series Release (“ASR”) 268 and Topic D98. Prior year’s financial statements have been adjusted to reflect this change.
          Due to the Company’s accumulated deficit, all dividends accruing for the Series B and Series C Preferred Stock have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.
Subordinated Convertible Debt
          In connection with the financing provided by PNC on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Lenfest, pursuant to which the Company issued to Lenfest (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of the Company’s common stock. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Lenfest. The Subordinated Note accrues interest at the rate of 10% per annum (Lenfest reduced the rate to 8% per annum for the period December 1, 2004 through November 30, 2007) and matures on February 18, 2009. At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Company and Lenfest have agreed to defer the quarterly interest payments. The Subordinated Note entitles Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of ETC common stock at a conversion price of

$6.05 per share. The warrants may be exercised into shares of ETC common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the ETC common stock for the 25 consecutive trading days immediately preceding the date of exercise.
          The obligations of the Company to Lenfest under the Subordinated Note are secured by a second lien on all of the assets of the Company, junior in rights to the lien in favor of PNC, including all real property owned by the Company.
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
          At May 25, 2007, the Company failed to meet the covenants contained in the subordinated debt agreement but has obtained a waiver of such violations from Lenfest. This waiver applies to all periods through May 26, 2008. Except as specified, the waiver does not constitute a modification or alteration of any terms or conditions in the respective agreements.
Unsecured Promissory Note
          In addition to the Subordinated convertible debt, on November 16, 2006, the Company executed an Unsecured Promissory Note (the “Lenfest Note”) in favor of Lenfest in the aggregate principal amount of $3,000,000. Pursuant to the terms of the Lenfest Note, ETC was entitled to borrow up to $3,000,000, in increments of $1,000,000, prior to the maturity date of October 6, 2007. As of May 25, 2007, ETC owed $2,000,000 under the Lenfest Note. In June 2007, the Company drew down the remaining $1 million available under the Lenfest Note.
          All outstanding and unpaid interest on the Lenfest Note was due and payable on the earlier of (i) October 6, 2007 or (ii) such date as ETC draws down funds sufficient to repay the amount due under the Lenfest Note pursuant to the Lenfest Equity Agreement.
          Interest on borrowings made pursuant to the Lenfest Note is computed at an annual rate of six percent with such interest beginning to accrue on the date of the funding of each loan and, to the extent not paid, compounding on the first day of each month.
          The Lenfest Note provided for events of default including, but not limited to, the nonpayment of any amount payable when due, certain bankruptcy, insolvency or receivership events and the imposition of certain judgments. Upon the occurrence of an event of default, Lenfest had the right to accelerate the maturity date of the Lenfest Note and demand immediate payment of all amounts payable there under.
          On June 28, 2007, the Company executed and borrowed under an additional Unsecured Promissory Note (the “Note”) in favor of Lenfest in the aggregate principal amount of $1,000,000
          The entire unpaid principal balance of the Note together with all accrued and unpaid interest thereon was due and payable in full on the earlier to occur of the following: (a) June 28, 2008; (b) our obtaining a loan from one or more commercial lenders in the principal amount of at least $10,000,000.00; and (c) Payee purchasing additional shares of preferred stock of the Company in an amount equal to at least $1,000,000.
          Interest on borrowings made pursuant to the Note is calculated at an annual rate of six (6%) percent with interest compounding on the first day of each month.
          The Note provides for events of default including, but not limited to, the nonpayment of any amount payable when due, certain bankruptcy, insolvency or receivership events and the imposition of certain judgments. Upon the occurrence of an event of default, Lenfest had the right to accelerate the Maturity Date of the Note and demand immediate payment of all amounts payable there under.
          The amounts of future long-term obligations at May 25, 2007 maturing in each of the next five fiscal years are as follows:

(in thousands):
2008	$2,000
2009	8,956
2010	—
2011	—

2012 and thereafter	—

Total future obligations	$10,956

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          The interest rate in the Company’s subordinated debt agreement is 10% per annum. However, Lenfest has reduced the interest rate to 8% per annum for the period December 1, 2004 through November 30, 2007.
The following table summarizes the subordinated convertible debt as of May 25, 2007 (unaudited):

(in thousands)
Face Value	$10,000
Less value of conversion feature	(1,400)
Less value of warrants	(1,209)

7,391
Accretion 2008, through May 25, 2007	126
Accretion 2007	454
Accretion prior years	985

Carrying value at May 25, 2007	$8,956

Fair Value
          The carrying value of these financial instruments approximates their fair values at May 25, 2007.
The following table lists the long-term debt and other long-term obligations of the Company as of May 25, 2007.

	Payments Due by Period (in thousands)
		Less Than 1
(unaudited)	Total	Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt, including current maturities	$10,956	$2,000	$8,956	$—	$—
Operating leases	663	128	338	197	—

Total	$11,619	$2,128	$9,294	$197	$—

          Long-term debt is reported net of unamortized discount of $1,044,000 on the Company’s subordinated debt.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
6. Segment Information (unaudited):
          The Company primarily manufactures, under contract, various types of high-technology equipment which it has designed and developed. The Company considers its business activities to be divided into two segments: Training Services Group (TSG) and the Control Systems Group (CSG). Product categories included in TSG are pilot training and flight simulators, disaster management systems and entertainment applications. CSG includes sterilizers, environmental control devices, hyperbaric chambers along with parts and service support. The following segment information reflects the accrual basis of accounting.

	(amounts in thousands)
	TSG	CSG	Total

Thirteen weeks ended May 25, 2007:
Net sales	$1,269	$3,078	$4,347
Interest expense	234	120	354
Depreciation and amortization	137	315	452
Operating loss	(963)	(4,146)	(5,109)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	7,428	3,790	11,218
Expenditures for segment assets	60	55	115

Thirteen weeks ended May 26, 2006:
Net sales	$2,433	$2,142	$4,575
Interest expense	206	76	282
Depreciation and amortization	245	218	463
Operating loss	(1,121)	(75)	(1,196)
Income tax	5	—	5
Goodwill and intangibles	455	—	455
Identifiable assets	18,050	6,656	24,706
Expenditures for segment assets	61	22	83

	2007	2006
Reconciliation to consolidated amounts
Segment assets	$11,218	$24,708
Corporate assets	15,381	8,755

Total assets	$26,599	$33,463

Segment operating loss	$(5,109)	$(1,196)
Interest expense	354	282
Income tax expense	—	5

Total loss for segments	(5,463)	(1,483)

Corporate home office expenses	238	505
Other expenses	30	50
Minority interest	(6)	(8)

Net loss	$(5,725)	$(2,030)

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Included in the CSG segment operating losses are claims settlement costs of $3,389,000 for the three month period ended May 25, 2007. These costs consist of accounts receivable write-offs and a reserve for a tentative settlement to reimburse the U.S. Navy for legal and other costs. (See Note 1. Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.) Unallocated general corporate expenses and other expenses such as letter of credit fees have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.
          There was no significant concentration of sales with any particular customers during the thirteen weeks ended May 25, 2007. Approximately 35% of sales totaling $1,586,000 in the thirteen weeks ended May 26, 2006 were made to one domestic customer and one international customer in the TSG segment. Included in the segment information for the thirteen weeks ended May 25, 2007 are export sales of $1,337,000. Included in the segment information for the thirteen weeks ended May 26, 2006 are export sales of $2,544,000. Of this amount, there are sales to or relating to governments or commercial accounts in Japan ($922,000) and Pakistan ($432,000).
7. Recent Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative and hedging activities, and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to a) how and why an entity uses derivative instruments; b) how derivatives instruments and related hedge items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement shall be effective for the Company beginning November 29, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its consolidated financial statements.
                In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures its financial statements, the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement shall be effective for the Company beginning November 29, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141 on its consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of the consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement shall be effective for the Company beginning November 29, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
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
          These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) the proposed acquisition of the Company by H.F. Lenfest (“Lenfest”), a member of ETC’s Board of Directors and a significant shareholder, (ii) the potential delisting of the Company’s common stock from the American Stock Exchange as a result of the Company’s failure to comply with the AMEX listing standards, (iii) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (iv) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (v) statements of future economic performance, (vi) statements of assumptions and other statements about the Company or its business, (vii) statements made about the possible outcomes of litigation involving the Company, including our outstanding litigation with Disney; (viii) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (ix) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
          The Company cautions that the foregoing list of important factors is not exclusive. Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.
          References to fiscal first quarter 2008 are references to the 13-week period ended May 25, 2007.
          Overview
          We are principally engaged in the design, manufacture and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans and equipment and to control, modify, simulate and measure environmental conditions. These products include aircrew training systems (aeromedical, tactical combat and general), disaster management systems and services, entertainment products, sterilizers (steam and gas), environmental testing products and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies. We operate in two primary business segments, the Training Services Group (TSG) and the Control Systems Group (CSG).
          The following factors had an adverse impact on our performance for the fiscal quarter ended May 25, 2007:
•	continued unfavorable global economic and political conditions for our aeromedical products;

•	the cost of development and marketing efforts for our Authentic Tactical Fighting Systems (ATFS);

•	spending to modify our main facility in Southampton, Pa., and to build equipment for the National Aerospace Training and Research (NASTAR) Center;

•	claim settlement costs and expenses related to litigation.
          One major challenge in this re-engineering of our aeromedical business has been a shifting of our business model. In fiscal 2006, we began construction of the National Aerospace Training and Research (NASTAR) Center. This center, which opened in October 2007, is an integrated pilot training center offering a complete range of aviation training and research support for military jet pilots and civil aviation as well as space travel and tourism.

The NASTAR Center houses state of the art training equipment including the ATFS-400, a GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, a Hypobaric Chamber, an Ejection Seat Trainer, and a Night Vision and Night Vision Goggle Training System. These products represent 37 years of pioneering development and training solutions for the most rigorous stresses encountered during high performance aircraft flight including the effects of altitude exposure, High G-force exposure, spatial disorientation and escape from a disabled aircraft.
•	continued development of software for our Advanced Disaster Management Scenario product line;

•	spending to investigate and evaluate the best way to offer disaster training services;

•	limited revenue generation coupled with high development costs in our low-end entertainment products;

•	higher costs of capital and amortization of deferred finance charges;

•	accounting, litigation and claim settlement costs;

•	cash flow;
          One of the greatest challenges we continue to face is adequately funding the cash requirements of our large, long-term multi-year projects, the costs of technological development of existing products, the cost to modify the building and produce the equipment for the NASTAR Center, and the costs to market our ATFS technology to the U.S. government and international government defense agencies. Although some long-term contracts incorporate milestone payments, the cash flows associated with production and material requirements tend to vary significantly over time. These projects are usually cash positive in the early stages and cash negative during the production phase. Funding these contracts and the other initiatives required a significant amount of operating funds during the first fiscal quarter 2008. Since our bank facility was restricted to use for letters of credit, in fiscal 2007 we negotiated alternate financial agreements with Lenfest. During the first fiscal quarter 2008, we borrowed $2 million under our $3 million Unsecured Promissory Note. Subsequent to fiscal quarter end, we borrowed an additional $1 million, which maximized the availability under this arrangement. Additionally, subsequent to fiscal quarter end, Lenfest agreed to lend us an additional $1 million on generally the same terms and on June 28, 2007 we borrowed these funds. The $3 million note was scheduled to expire on October 6, 2007 and the $1 million note was scheduled to expire June 26, 2008. Also, subsequent to fiscal quarter end, PNC Bank extended our Letter Agreement to expire September 30, 2007. As of June 29, 2007, we had used approximately $4.7 million of the $5 million availability under the PNC Letter Agreement for international letters of credit.
          Given our low beginning sales backlog and ongoing difficulty in obtaining new contracts, we may need to obtain additional sources of capital in order to continue growing and operating our business. Because we have established businesses in many markets, own significant fixed assets including a building, and other business assets which can be used for security, we believe that we will be able to locate such additional sources of capital or debt financing, although there is no assuredness that we will be successful in this endeavor.
Critical Accounting Policies
          The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s condensed financial statements. Actual results may differ from these estimates under different assumptions or conditions.
          Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, which is being filed contemporaneously with this report.

Results of Operations
Thirteen weeks ended May 25, 2007 compared to thirteen weeks ended May 26, 2006
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	13 weeks ended	13 weeks ended	Variance	Variance
	May 25, 2007	May 26, 2006	$	%
	(amounts in thousands)		( ) =Unfavorable
Sales:
Domestic	$2,441	$1,765	$676	38.3%
US Government	569	266	303	113.9
International	1,337	2,544	(1,207)	(47.4)

Total Sales	4,347	4,575	(228)	(5.0)

Gross Profit	895	1,014	(119)	(11.7)
Selling, general and administrative	2,799	2,492	(307)	(12.3)
Claim settlement costs	3,389	—	(3,389)	na
Research & development	54	223	169	75.8

Operating loss	(5,347)	(1,701)	(3,646)	(214.3)
Interest expense, net	354	282	(72)	(25.5)
Other expense, net	30	50	20	40.0
Income taxes	0	5	5	100.0
Minority Interest	(6)	(8)	(2)	(25.0)

Net loss	$(5,725)	$(2,030)	$(3,695)	(182.0)%
Net loss per common share	$(0.64)	$(0.23)	$(0.41)	(178.3)%

Net Loss
          The Company had a net loss of $5,725,000, or $0.64 per share (basic and diluted), during the first quarter of fiscal 2008 compared to a net loss of $2,030,000, or $0.23 per share (basic and diluted), for the first quarter of fiscal 2007, representing an increase in net loss of $3,695,000. This increase in net loss was due primarily to claims costs associated with a tentative settlement with the U.S. Navy under a contract for submarine rescue chambers coupled with a decrease in sales and corresponding gross profit and interest expense and partially offset by lower research and development expenses. (See Note 1. Subsequent Events in the accompanying Notes to the Condensed Consolidated Financial Statements.)
Sales
          Sales for the first quarter of fiscal 2008 were $4,347,000 as compared to $4,575,000 for the first quarter of fiscal 2007, a slight decrease of $228,000 or 5.0%. The sales decrease primarily reflected a significant decrease in international Pilot Training Systems sales (down $894,000, 46.0%), international Hyperbaric sales (down $396,000, 99.8%) and domestic simulation sales (down $270,000, 92.7%). Acting as partial offsets were increases in most other domestic product areas, U.S. government hyperbaric sales (reflecting the aforementioned tentative settlement of the U.S. Navy claims), and international sterilizer sales. The market for aeromedical pilot training equipment has been adversely affected by worldwide budgetary pressures and the redirecting of training funds to support military actions and basic support services.
Domestic Sales
          Overall, domestic sales in the first quarter of fiscal 2008 were $2,441,000 as compared to $1,765,000 in the first quarter of fiscal 2007, an increase of $676,000 or 38.3%, reflecting the aforementioned increases in most product areas. Domestic sales represented 56.2% of the Company’s total sales in the first quarter of fiscal 2008, up from 38.6% for the first quarter of fiscal 2007. U.S. Government sales in the first quarter of fiscal 2008 were $569,000 as compared to $266,000 in the first quarter of fiscal 2007 and represented 13.1% of total sales in the first quarter of fiscal 2008 versus 5.8% for the first quarter of fiscal 2007.

International Sales
          International sales for the first quarter of fiscal 2008 were $1,337,000 as compared to $2,544,000 in the first quarter of fiscal 2007, a decrease of $1,207,000 or 47.4%, and represented 30.7% of total sales, as compared to 55.6% in the first quarter of fiscal 2007. Throughout the Company’s history, most of the sales for Pilot Training Services have been made to international customers. Of this amount, there are sales to or relating to governments or commercial accounts in Japan ($247,000). Included in the segment information for the first quarter of fiscal 2007 are export sales of $2,544,000. Of this amount, there are sales to or relating to governments or commercial accounts in Japan ($922,000) and Pakistan ($432,000). Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
          Gross profit for the first quarter of fiscal 2008 was $895,000 as compared to $1,014,000 in the first quarter of fiscal 2007, a decrease of $119,000 or 11.7%. This decrease reflected the aforementioned reduced sales level coupled with a 1.6 percentage point drop in the gross profit rate as a percent of revenue. The reduction in the rate primarily reflected a decrease in gross margin performance in ETC-PZL, the Company’s Polish subsidiary.
Selling and Administrative Expenses
          Selling and administrative expenses for the first quarter of fiscal 2008 were $2,799,000 as compared to $2,492,000 in the first quarter of fiscal 2007, an increase of $307,000 or 12.3%. An increase in salaries and non-U.S. Government claim costs was primarily offset by a reduction in commission expense.
Claim Settlement Costs
          Claims settlement costs consist of a write off of an accounts receivable ($89,000) and a reserve for a payment under a tentative settlement to the Government of $3,300,000. (See Note 1. Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $54,000, which is net of monies due under a NASA grant of $232,000, for the first quarter of fiscal 2008 as compared to $223,000 for the first quarter of fiscal 2007. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
          Interest expense for the first quarter of fiscal 2008 was $354,000 as compared to $282,000 for the first quarter of fiscal 2007, representing an increase of $72,000 or 25.5%. The increase reflected higher interest expense reflecting new borrowings and higher amortization expense related to the beneficial feature of the Company’s subordinated debt and the value assigned to warrants which were issued with the subordinated debt as part of the Company’s February 2003 Refinancing.
Other Income/Expense, Net
          Other income/expense, net, was a net expense of $30,000 for the first quarter of fiscal 2008 versus a net expense of $50,000 for the first quarter of fiscal 2007, a decrease of $20,000 or 40.0%. This increase primarily reflected reduced foreign exchange loss in our Polish subsidiary and higher miscellaneous income in ETC Corporate.
Liquidity and Capital Resources
          We have historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On July 31, 2007, the Company entered into a credit agreement pursuant to which it completed a refinancing of its indebtedness with PNC Bank, National Association in the aggregate amount of up to $15,000,000. This Credit Agreement is a replacement of a credit facility originally entered into with PNC in February 2003. (See Note 1 — Subsequent Events and Note 5 — Long-Term Obligations and Credit Arrangements in the accompanying Notes to the Consolidated Financial Statements.)
          We believe that existing cash balances at May 25, 2007, cash generated from operating activities, future availability under the Lenfest Equity Agreement, the Lenfest Note or the Letter Agreement with Lenfest and/or other arrangements with other lenders or investors will be adequate to meet our future obligations through at least June 30, 2009.

          During the thirteen weeks ended May 25, 2007, operating activities required $1,991,000 of the Company’s cash versus $3,299,000 for the corresponding prior period. This improvement included a decrease in costs and estimated earnings in excess of billings on uncompleted long-term contracts. The operating activities in this period included an increase in accrued expenses primarily related to the proposed claim settlement with the government offset in part by an increase in the net loss. (See Note 1. Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
          The Company’s investing activities required $1,725,000 during the thirteen weeks ended May 25, 2007, consisting primarily of the continued construction of the Company’s NASTAR center.
          The Company’s financing activities generated $1,999,000 during the thirteen weeks ended May 25, 2007 primarily reflecting the borrowing of $2,000,000 under the Lenfest Note (See Note 1 - Subsequent Events and Note 5 — Long-Term Debt and Credit Obligations in the accompanying Notes to the Consolidated Financial Statements).
          Subsequent Events
          On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate (the “Lenfest Letter Agreement”). All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of AMEX, if required. ETC’s objective will be to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.
          On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest at the time the acquisition is consummated. The Board of Directors of the Company has formed a committee (the “Transaction Committee”) comprised of independent directors to evaluate the proposal. The Transaction Committee has engaged a financial advisor to assist the Transaction Committee in evaluating the proposal. The Transaction Committee is evaluating the proposal and will make a recommendation with respect to the proposal to the Company’s Board of Directors.
Backlog
          Our sales backlog at May 25, 2007 and February 23, 2007, for work to be performed and revenue to be recognized under written agreements after such dates, was $13,469,000 and $13,564,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at May 25, 2007 and February 23, 2007, for work to be performed and revenue to be recognized after such dates under written agreements was $682,000 and 1,276,000, respectively. Of the May 25, 2007 sales backlog, we have contracts totaling approximately $6,217,000 for environmental systems including $4,384,000 for one domestic automotive customer and a contract for a customer in Indonesia for $1,432,000.
          The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Item 4. Controls and Procedures
          (a) Evaluation of Disclosure Control and Procedures
          As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective solely due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) as described below. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
          (b) Management’s Assessment of ETC’s Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of May 25, 2007 and we do not expect to have all of our material weaknesses corrected until August 29, 2008, which is the end of the Company’s second quarter of fiscal 2009,
          Material Weaknesses
          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis. Management identified the following material weaknesses in the Company’s internal control over financial reporting:
•	The Company did not file its Quarterly Reports on Form 10-Q for the quarters ended May 23, 2007, August 24, 2007 and November 23, 2007 on a timely basis.

•	Management had a lack of expertise in accounting for complex transactions.

•	The Company lacked an independent review of the accounting records.

•	Management exhibited a lack of training in compliance with government contracts.
          Remediation of Material Weaknesses
               On December 12, 2007 the Company entered into an Administrative Agreement with the Department of the Navy. This agreement includes a program of compliance reviews, audits and reports. As part of the agreement, key personnel will receive training in acceptable government contracting practices and procedures.
               On February 22, 2008, the Company and the U.S. Navy finalized a settlement agreement which concluded all open matters related to the Company’s claim with the U.S. Navy.
                On May 29, 2008 the Company filed contemporaneously with the Annual Report on Form 10- K the previously unfilled Quarterly Reports on Form 10-Q for the fiscal quarters ended May 23, 2007, August 24, 2007 and November 23, 2007.
          Additional highly skilled staff has been hired in the Company’s accounting department.
          Should additional control deficiencies or material weaknesses be identified, they may have an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.
          (c) Changes in Internal Control Over Financial Reporting.

          Other than to address the material weaknesses discussed above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
U.S. Navy — See Note 1 — Subsequent Events in the accompanying Notes to the Condensed Consolidated Financial Statements.
Walt Disney World Co.
          In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and ETC (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleges damages ranging from $36 million to $65 million plus punitive damages (collectively, the “2003 Litigation”). In December 2005, EnTCo filed a second lawsuit against Disney, alleging breach of confidentiality and unfair trade practices (the “2005 Litigation”). The 2003 Litigation has been stayed until the 2005 Litigation is ready for trial. We believe that we have valid defenses to the counterclaims asserted by Disney in the 2003 Litigation. We are not able to predict the outcome of the 2003 Litigation. On March 26, 2008, the Court granted summary judgment in favor of Disney and against the Company and dismissed the Company’s claim in the 2005 Litigation. On April 7, 2008, the Company filed a motion for reconsideration asking the Court to reconsider its March 2008 decision in the 2005 Litigation. The motion for reconsideration had not been decided as of the filing date of this Quarterly Report on Form 10-Q.
Other Matters
          Certain other claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against us. In our opinion, after consultation with legal counsel handling these specific matters, all such matters are reserved for or adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on our financial position or results of operations if disposed of unfavorably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated May 29, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated May 29, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated May 29, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)

Date: May 29, 2008	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2008	By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer (Principal Financial and Accounting Officer)