Form 10-Q
period 2007-08-24
ENVIRONMENTAL TECTONICS CORP
filed 2008-05-29
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 24, 2007
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
     Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share information)

	Thirteen weeks ended		Twenty-six weeks ended
	August 24,	August 25,	August 24,	August 25,
	2007	2006	2007	2006

Net sales	$4,247	$4,329	$8,594	$8,904
Cost of goods sold	3,704	3,835	7,156	7,396

Gross profit	543	494	1,438	1,508

Operating expenses:
Selling and administrative	2,635	2,144	5,434	4,636
Claim settlement costs	250	—	3,639	—
Research and development	237	263	291	486

	3,122	2,407	9,364	5,122

Operating loss	(2,579)	(1,913)	(7,926)	(3,614)

Other expenses:
Interest expense	386	284	740	566
Other expense (income), net	11	(43)	41	7

	397	241	781	573

Loss before income taxes	(2,976)	(2,154)	(8,707)	(4,187)
Provision for income taxes	—	4	—	9

Loss before minority interest	(2,976)	(2,158)	(8,707)	(4,196)
Loss attributable to minority interest	(6)	(10)	(12)	(17)

Net loss	$(2,970)	$(2,148)	$(8,695)	$(4,179)

Preferred stock dividend	(90)	(55)	(180)	(79)

Loss applicable to common shareholders	$(3,060)	$(2,203)	$(8,875)	$(4,258)

Per share information:

Basic and diluted loss per share applicable to common shareholders	$(0.34)	$(0.24)	$(0.98)	$(0.47)

Basic and diluted weighted average number of common shares	9,030,000	9,029,000	9,029,000	9,033,000

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	August 24,	February 23,
	2007	2007
	(unaudited)	(restated)
Assets
Current assets:
Cash	$427	$2,215
Restricted cash	3,322	20
Accounts receivable, net of allowance for bad debts of $385 and $3,372	4,041	2,094
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	1,466	2,816
Inventories	5,471	4,739
Deferred tax asset	74	71
Prepaid expenses and other current assets	421	213

Total current assets	15,222	12,168
Property, plant and equipment, at cost, net of accumulated depreciation of $13,120 and $12,760	3,761	4,054
Construction in progress	11,176	8,460
Software development costs, net of accumulated amortization of $11,495 and $10,949	2,047	2,158
Goodwill	455	455
Other assets	16	30

Total assets	$32,677	$27,325

Liabilities and Stockholders’ Deficiency
Liabilities
Current liabilities:
Accounts payable — trade	2,210	2,254
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	1,251	1,400
Customer deposits	2,378	794
Accrued claim settlement costs	3,550	—
Accrued interest and dividends	1,357	668
Accrued liabilities	1,510	1,539

Total current liabilities	12,256	6,655

Long-term obligations:
Credit facility payable to bank	5,000	—
Subordinated convertible debt	9,087	8,830

	14,087	8,830

Total liabilities	26,343	15,485

Commitments and contingencies	—	—

Minority interest	41	53

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at August 24, 2007 and February 23, 2007, respectively	6,000	6,000

Cumulative convertible participating preferred stock, Series C, $.05 par value, 3,300 shares authorized, issued and outstanding at August 24, 2007	3,300	—

Stockholders’ Deficiency
Common stock; $.05 par value; 20,000,000 shares authorized; 9,028,459 shares issued and outstanding at August 24, 2007 and February 23, 2007, respectively	451	451
Additional paid-in capital	16,539	16,662
Accumulated other comprehensive loss	(125)	(149)
Accumulated deficit	(19,872)	(11,177)

Total stockholders’ (deficiency) equity	(3,007)	5,787

Total liabilities and stockholders’ deficiency	$32,677	$27,325

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Twenty-six weeks ended
	August 24,	August 25,
	2007	2006

Cash flows from operating activities:
Net loss	$(8,695)	$(4,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	906	920
Accretion of debt discount	257	217
Increase (decrease) in allowance for accounts receivable and inventories	433	(407)
Loss attributable to minority interest	(12)	(17)
Stock compensation expense	57	274
Deferred income taxes	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,049)	1,353
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	1,350	(2,256)
Inventories	(1,063)	(1,376)
Prepaid expenses and other current assets	(208)	236
Other assets	14	(1)
Accounts payable	(44)	(776)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(149)	429
Customer deposits	1,584	79
Accrued claim settlement costs	3,550	—
Other accrued liabilities	480	(380)

Net cash used in operating activities	(3,592)	(5,884)

Cash flows from investing activities:
Acquisition of equipment	(67)	(158)
Capitalized software development costs	(435)	(66)
Payments for construction in progress	(2,716)	—

Net cash used in investing activities	(3,218)	(224)

Cash flows from financing activities:
Proceeds from borrowings under line of credit	5,000	—
Proceeds from notes payable, Lenfest	4,000	—
Repayment of notes payable, Lenfest	(4,000)
Proceeds from issuance of common stock / warrants	—	3
Increase in restricted cash	(3,302)	(2)
Proceeds from issuance of preferred stock	3,300	6,000

Net cash provided by financing activities	4,998	6,001

Other comprehensive losses	24	61

Net decrease in cash and cash equivalents	(1,788)	(46)
Cash at beginning of period	2,215	3,566

Cash at end of period	$427	$3,520

Supplemental schedule of cash flow information:
Interest paid	113	207
Income taxes paid	—	4

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
(unaudited)
(in thousands, except share and per share information)

	As Originally	Claim Receivable	As
	Reported	Impairment	Restated

Net sales	$4,718	$—	$4,718
Cost of goods sold	3,688	—	3,688

Gross profit	1,030	—	1,030

Operating expenses:
Selling and administrative	2,568		2,568
Claim settlement costs	—	3,004	3,004
Research and development	43	—	43

	2,611	3,004	5,615

Operating loss	(1,581)	(3,004)	(4,585)

Other expenses:
Interest expense	291	—	291
Other income, net	(43)	—	(43)

	248	—	248

Loss before income taxes	(1,829)	(3,004)	(4,833)
Provision for income taxes	4	—	4

Loss before minority interest	(1,833)	(3,004)	(4,837)
Income attributable to minority interest	33	—	33

Net loss	$(1,866)	$(3,004)	$(4,870)

Preferred stock dividend	(90)	—	(90)

Loss applicable to common shareholders	$(1,956)	$(3,004)	$(4,960)

Per share information:
Basic and diluted loss per share applicable to common shareholders	$(0.22)	$(0.33)	$(0.55)

Basic and diluted weighted average number of common shares	9,027,000	9,027,000	9,027,000

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          The table below sets forth the effect of the adjustment on the Condensed Consolidated Statement of Operations for the 39 week period ended November 24, 2006
(unaudited)
(in thousands, except share and per share information)

	As Originally	Claim Receivable	As
	Reported	Impairment	Restated

Net sales	$13,622	$—	$13,622
Cost of goods sold	11,084	—	11,084

Gross profit	2,538	—	2,538

Operating expenses:
Selling and administrative	7,204		7,204
Claim settlement costs	—	3,004	3,004
Research and development	529	—	529

	7,733	3,004	10,737

Operating loss	(5,195)	(3,004)	(8,199)

Other expenses:
Interest expense	857	—	857
Other income, net	(36)	—	(36)

	821	—	821

Loss before income taxes	(6,016)	(3,004)	(9,020)
Provision for income taxes	13	—	13

Loss before minority interest	(6,029)	(3,004)	(9,033)
Income attributable to minority interest	16	—	16

Net loss	$(6,045)	$(3,004)	$(9,049)

Preferred stock dividend	(169)	—	(169)

Loss applicable to common shareholders	$(6,214)	$(3,004)	$(9,218)

Per share information:
Basic and diluted loss per share applicable to common shareholders	$(0.69)	$(0.33)	$(1.02)

Basic and diluted weighted average number of common shares	9,031,000	9,031,000	9,031,000

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          The table below sets forth the effect of the adjustment on the Consolidated Statement of Operations for the year ended February 23, 2007.
(unaudited)
(in thousands, except share and per share information)

	As Originally	Claim Receivable	As
	Reported	Impairment	Restated

Net sales	$17,419	$—	$17,419
Cost of goods sold	15,348	—	15,348

Gross profit	2,071	—	2,071

Operating expenses:
Selling and administrative	9,434		9,434
Claim settlement costs	—	3,004	3,004
Research and development	569	—	569

	10,003	3,004	13,007

Operating loss	(7,932)	(3,004)	(10,936)

Other expenses:
Interest expense	1,151	—	1,151
Other income, net	(58)	—	(58)

	1,093	—	1,093

Loss before income taxes	(9,025)	(3,004)	(12,029)
Benefit from income taxes	(77)	—	(77)

Loss before minority interest	(8,948)	(3,004)	(11,952)
Loss attributable to minority interest	(8)	—	(8)

Net loss	$(8,940)	$(3,004)	$(11,944)

Preferred stock dividend	(259)	—	(259)

Loss applicable to common shareholders	$(9,199)	$(3,004)	$(12,203)

Per share information:
Basic and diluted loss per share applicable to common shareholders	$(1.02)	$(0.33)	$(1.35)

Basic and diluted weighted average number of common shares	9,030,000	9,030,000	9,030,000

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
          References to fiscal second quarter 2008 are references to the 13-week period ended August 24, 2007. Reference to the first half of fiscal 2008 are references to the 26-week period ended August 24, 2007. Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2008.
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
Inventories
          Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $1,330,000 at August 24, 2007 and $999,000 at February 23, 2007):

	August 24,	February 23,
	2007	2007
	(unaudited)
	(in thousands)

Raw materials	$93	$95
Work in process	4,726	3,820
Finished goods	652	824

Total	$5,471	$4,739

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
Net loss per common share
          Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share”, requires presentation of basic and diluted earnings per share together with disclosure describing the computation of the per share amounts. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potentially dilutive common shares are not included in the computation of diluted earnings per common share if they are anti-dilutive.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          The cost for stock option compensation was $29,000 and $7,000 for the thirteen weeks ended August 24, 2007 and August 25, 2006, respectively, and $57,000 and $274,000 for the six months ended August 24, 2007 and August 25, 2006, respectively.
          As of August 24, 2007, the remaining prospective pre-tax cost of unvested stock option employee compensation was $77,000 which will be expensed on a pro-rata basis going forward.
          There were no grants of stock options during the thirteen weeks periods ended August 24, 2007 or August 25, 2006.
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
3. Accounts Receivable:
The components of accounts receivable at August 24, 2007 and February 23, 2007 are as follows:

	August 24,	February 23,
	2007	2007
	(unaudited)	(restated)
	(in thousands)
U.S. government receivables billed and unbilled contract costs subject to negotiation	$211	$3,135
U.S. commercial receivables billed	1,611	1,525
International receivables billed	2,604	806

	4,426	5,466
Less: allowance for doubtful accounts	(385)	(3,372)

	$4,041	$2,094

          The allowance for doubtful accounts as of February 23, 2007 includes $3,004,000 as an impairment reserve against an equivalent amount for a U.S. Navy claim receivable included in the U.S. government receivables billed and unbilled contract costs subject to negotiation. (See Note 1 — Subsequent Events in the accompanying Notes to the Consolidated Financial Statements).

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
4. Stockholders’ Deficiency
          The components of stockholders’ deficiency at August 24, 2007 (unaudited) and February 23, 2007 (restated) were as follows (in thousands, except share information):

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	deficiency

Balance, February 23, 2007*	9,028,459	$451	$16,662	$(149)	$(11,177)	$5,787

Net loss for the period	—	—	—	—	(8,695)	(8,695)
Interest hedge valuation				(32)		(32)
Foreign currency translation adjustment	—	—	—	56	—	56

Total comprehensive loss	—	—	—	—	—	(8,671)
Stock compensation expense	—		57	—	—	57
Dividends payable on preferred stock	—	—	(180)	—	—	(180)

Balance, August 24, 2007	9,028,459	$451	$16,539	$(125)	$(19,872)	$(3,007)

*	restated for reserve of claim receivable. See Note 1 — Subsequent Events in the accompanying notes.
5. Long-Term Obligations and Credit Arrangements:
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
          ETC’s obligations under the Credit Agreement are secured by a personal guarantee from Lenfest, under a Restated Guaranty, dated July 31, 2007, made by Lenfest in favor of PNC. ETC is required to pay Lenfest an annual cash fee of 1% of the loan commitment for his guarantee. On July 31, 2007, as a stipulation for Lenfest’s guarantee, ETC repaid $4,000,000 owed to Lenfest under unsecured promissory notes. See below.
          In connection with entering into the Credit Agreement, ETC entered into an Amended and Restated Reimbursement Agreement with PNC (the “Reimbursement Agreement”), and an Amended and Restated Subordination and Intercreditor Agreement with PNC and Lenfest (the “Subordination Agreement”). The Reimbursement Agreement governs letters of credit issued pursuant to the Credit Agreement. Under the Subordination Agreement, Lenfest agreed to continue to subordinate his rights in connection with a convertible promissory note executed by ETC in favor of Lenfest in the original aggregate principal amount of $10,000,000, dated February 18, 2003, to the rights of PNC in connection with the Line of Credit.
          For the purpose of reducing the risk associated with variable interest rates, ETC has entered into an interest rate swap agreement (Swap Agreement) with PNC which provides for a fixed rate through June 30, 2009, the maturity date of the Swap Agreement, for the borrowings during the first quarter of fiscal 2008. If the Swap Agreement is terminated prior to maturity, an additional payment to PNC or a credit to the Company might be due, based on the relative market rates at the time of termination. The Swap Agreement transaction has been accounted for under FAS No. 133 — “Accounting for Derivative and Instruments and Hedging Activities”.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          At August 24, 2007, ETC recorded a Comprehensive Loss of $32,000 in the accompanying Consolidated Balance Sheets reflecting the relative value of the interest rate hedges at the reporting date.
          At August 24, 2007, the Company had $4,923,000 available under the line of credit.
          Long-term obligations at August 24, 2007 and February 23, 2007 consist of the following:

	(in thousands)
	August 24,	February 23,
	2007	2007
	(unaudited)

Note payable to bank	$5,000	$—
Subordinated convertible debt, net of unamortized discount of $913 and $1,170	9,087	8,830

	$14,087	$8,830

          The amounts of future long-term obligations maturing in each of the next five fiscal years are as follows:

(in thousands):
2008	$—
2009	14,087
2010	—
2011	—

2012 and thereafter	—

Total future obligations	$14,087

          The interest rate in the Company’s subordinated debt agreement is 10% per annum. However, Lenfest reduced the interest rate to 8% per annum for the period December 1, 2004 through November 30, 2007.
Equity Line
          On April 7, 2006, the Company entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Lenfest. The Lenfest Equity Agreement permitted ETC to unilaterally draw down up to $15 million in exchange for shares of the Company’s Series B Cumulative Convertible Participating Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock provides for a dividend equal to 6% per annum. On August 23, 2007, the dividend was amended to 10% per annum, effective from August 23, 2007. The Series B Preferred Stock is convertible, at Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which was set on the day of each draw down. The Conversion Price was equal to the closing price of the Company’s common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns were not permitted on any day when the Conversion Price was less than this floor price. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Series B Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Series B Preferred Stock will vote with the ETC common stock on an as converted basis. In connection with the execution of the Lenfest Equity Agreement, the Company drew down $3 million by issuing 3,000 shares of Series B Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, the Company drew down an additional $3 million by issuing 3,000 shares of Series B Preferred Stock at a conversion price equal to $6.68 per common share. The Lenfest Equity Agreement was terminated on July 31, 2007 upon execution of the PNC Credit Agreement.
Preferred Stock
          On August 23, 2007, ETC entered into the Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Lenfest, pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Cumulative Convertible Participating Preferred Stock (the “Series C Preferred Stock”) to Lenfest for $3,300,000. The Series C Preferred Stock is convertible into shares of ETC’s common stock at a conversion price of $3.03 per share based on the closing price for ETC’s common stock on August 22, 2007, the trading day immediately prior to the transaction. The Series C Preferred Stock is convertible into 1,089,108 shares of ETC common stock. The Series C Preferred Stock provides for a dividend equal to 10% per annum. The Series C Preferred Stock is immediately convertible, at Lenfest’s request, into shares of ETC common stock at a conversion price equal to $3.03 per share. On the fifth anniversary of the Series C Purchase Agreement, any issued and outstanding Series C Preferred Stock will be mandatorily converted into ETC common stock at $3.03 per share. The Series C Preferred Stock is entitled to vote with the ETC common stock on an as converted basis.

I Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          In connection with Lenfest’s investment in the Series C Preferred Stock, ETC agreed to amend the terms of ETC’s Series B Cumulative Convertible Preferred Stock to (i) increase the annual dividend rate to 10%, (ii) provide for immediate conversion into common stock at the option of Lenfest, and (iii) to remove ETC’s right to redeem the Series B Preferred Stock.
          Lenfest has agreed to allow the Company to defer until maturity, or earlier if demanded, the payment of accruing dividends on all his preferred stock. As a part of the Company’s restatement of previously filed financial reports, the Series B and Series C Preferred Stock were reclassified from equity to mezzanine financing.
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
          At August 24, 2007, the Company failed to meet the covenants contained in the subordinated debt agreement but has obtained a waiver of such violations from the subordinated lender. This waiver applies to all periods through August 24, 2008. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified.
Subordinated Convertible Debt Discount
          During fiscal 2003, the Company had recorded $2,609,000 in additional paid-in capital representing an allocation of the proceeds from the convertible debt element of its financing with PNC and Lenfest. This allocation represents the value assigned to the beneficial conversion option of the promissory note executed in favor of Lenfest and the value of the associated warrants issued in connection with the refinancing. Such values were derived pursuant to an independent appraisal of these financial instruments obtained by the Company.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Unsecured Promissory Notes
          In addition to the Subordinated convertible debt, on November 16, 2006, the Company executed an Unsecured Promissory Note (the “Lenfest Note”) in favor of Lenfest in the aggregate principal amount of $3,000,000. Pursuant to the terms of the Lenfest Note, ETC was entitled to borrow up to $3,000,000, in increments of $1,000,000, prior to the maturity date of October 6, 2007. As of May 25, 2007, ETC owed $2,000,000 under the Lenfest Note. In June 2007, the Company drew down the remaining $1,000,000 available under the Lenfest Note. On June 28, 2007, the Company executed and borrowed under an additional Unsecured Promissory Note in favor of Lenfest in the aggregate principal amount of $1,000,000. These promissory notes were repaid in connection with the Bank Credit and Facility (see above).
The following table summarizes the subordinated convertible debt as of August 24, 2007 (unaudited):

(in thousands)
Face Value	$10,000
Less value of conversion feature	(1,400)
Less value of warrants	(1,209)

7,391
Accretion 2008, through August 24, 2007	257
Accretion 2007	454
Accretion prior years	985

Carrying value at August 24, 2007	$9,087

          Interest expense recorded for this note was $400,000 for the first half of both fiscal 2008 and 2007, respectively.
Fair Value
          The carrying value of these financial instruments approximates their fair values at August 24, 2007.
Liquidity
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
          We believe that existing cash balances at August 24, 2007, cash generated from operating activities, future availability under the PNC Credit Agreement and the Lenfest Letter Agreement will be adequate to meet our future obligations through at least June 30, 2009.

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

	(in thousands)
	TSG	CSG	Total

Thirteen weeks ended and as of August 24, 2007:
Net sales	$1,862	$2,385	$4,247
Interest expense	313	72	385
Depreciation and amortization	120	334	454
Operating loss	(830)	(1,346)	(2,176)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	7,551	5,016	12,567
Expenditures for segment assets	242	170	412

Thirteen weeks ended and as of August 25, 2006:
Net sales	$2,985	$1,344	$4,329
Interest expense	212	72	284
Depreciation and amortization	289	168	457
Operating loss	(509)	(1,202)	(1,711)
Income tax	4	—	4
Goodwill and intangibles	455	—	455
Identifiable assets	18,551	6,672	25,223
Expenditures for segment assets	55	20	75

Reconciliation to consolidated amounts	2007	2006
Segment assets	$12,567	$25,223
Corporate assets	20,110	10,155

Total assets	$32,677	$35,378

Segment operating loss	$(2,176)	$(1,711)
Interest expense	386	284
Income tax expense	—	4

Total loss for segments	(2,562)	(1,999)

Corporate home office expenses	403	202
Other expenses, net	11	(43)
Minority interest	(6)	(10)

Net loss	$(2,970)	$(2,148)

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued

	(in thousands)
	TSG	CSG	Total

Twenty-six weeks ended and as of August 24, 2007:
Net sales	$3,131	$5,463	$8,594
Interest expense	548	192	740
Depreciation and amortization	257	649	906
Operating loss	(1,793)	(5,492)	(7,285)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	7,551	5,016	12,567
Expenditures for segment assets	377	125	502

Twenty-six weeks ended and as of August 25, 2006:
Net sales	$5,418	$3,486	$8,904
Interest expense	418	148	566
Depreciation and amortization	534	386	920
Operating loss	(1,630)	(1,277)	(2,907)
Income tax	9	—	9
Goodwill and intangibles	455	—	455
Identifiable assets	18,551	6,672	25,223
Expenditures for segment assets	116	42	158

Reconciliation to consolidated amounts	2007	2006
Segment assets	$12,567	$25,223
Corporate assets	20,110	10,155

Total assets	$32,677	$35,378

Segment operating loss	$(7,285)	$(2,907)
Interest expense	740	566
Income tax expense	—	9

Total loss for segments	(8,025)	(3,482)

Corporate home office expenses	641	707
Other expenses, net	41	7
Minority interest	(12)	(17)

Net loss	$(8,695)	$(4,179)

          Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Included in the CSG segment operating losses are claims settlement costs of $250,000 and $3,639,000 for the three and six month periods ended August 24, 2007, respectively. These costs consist of an accounts receivable write-off and a reserve for a tentative payment to reimburse the U.S. Navy for legal and other costs (See Note 1. Subsequent Events). Unallocated general corporate expenses and other expenses such as letter of credit fees have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.
          Approximately 21% of sales totaling $906,000 in the thirteen weeks ended August 24, 2007 were made to one international customer in the TSG segment. Approximately 37% of sales totaling $1,590,000 in the thirteen weeks ended August 25, 2006 were made to one international customer in the TSG segment.
          Approximately 12% of sales totaling $1,042,000 in the twenty-six weeks ended August 24, 2007 were made to one international customer in the TSG segment. Approximately 40% of sales totaling $3,518,000 in the twenty-six weeks ended August 25, 2006 were made to one international customer in the TSG segment and one domestic customer in the industrial segment.
          Included in the segment information for the thirteen weeks ended August 24, 2007 are export sales (which includes sales of the Company’s foreign subsidiaries) of $1,768,000. Of this amount, there are sales of 10% or more

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
to or relating to governments or commercial accounts in Indonesia ($906,000). Sales to the U.S. Government and its agencies were $79,000 for the period.
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
          Included in the segment information for the twenty-six weeks ended August 24, 2007 are export sales (which includes sales of the Company’s foreign subsidiaries) of $3,105,000. Of this amount, there are sales to or relating to commercial accounts in Indonesia of $1,042,000. Sales to the U.S. Government and its agencies aggregated $648,000 for the period.
          Included in the segment information for the twenty-six weeks ended August 25, 2006 are export sales (which includes sales of the Company’s foreign subsidiaries) of $5,270,000. Of this amount, there are sales to or relating to commercial accounts in Japan of $2,512,000. Sales to the U.S. Government and its agencies aggregated $418,000 for the period.
7. Recent Accounting Pronouncements
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
          References to fiscal second quarter 2008 are references to the 13-week period ended August 24, 2007. References to the first half of fiscal 2008 are references to the 26-week period ended August 24, 2007.
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
               The following factors had an adverse impact on our performance for the fiscal quarter ended August 24, 2007:
•	continued unfavorable global economic and political conditions for our aeromedical products

•	the cost of development and marketing efforts for our Authentic Tactical Fighting Systems (ATFS)

•	spending to modify our main facility in Southampton, Pa., and to build equipment for the National Aerospace Training and Research (NASTAR) Center

•	claim settlement costs and expenses related to litigation
          Claims settlement costs associated with a proposed settlement with the U. S. Navy on a contract for submarine rescue chambers consist of a write off of claims and accounts receivables ($89,000) and a reserve for a payment to the Government of $3,300,000, both reflected in the first quarter of fiscal 2008, and an additional payment reserve of $250,000 reflected in the second quarter of fiscal 2008. (See Note 1 — Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
•	continued development of software for our Advanced Disaster Management Scenario product line;

•	spending to investigate and evaluate the best way to offer disaster training services;

•	limited revenue generation coupled with high development costs in our low-end entertainment products;

•	higher costs of capital and amortization of deferred finance charges;

•	cash flow;
          On July 31, 2007, we completed a refinancing of our indebtedness with PNC Bank, National Association (“PNC”) in the aggregate amount of up to $15,000,000. This Credit Agreement is a replacement of a credit facility originally entered into with PNC in February 2003.
          Pursuant to the terms of a Credit Agreement, dated as of July 31, 2007, between us and PNC (the “Credit Agreement”), we established a revolving line of credit with PNC in the maximum, aggregate principal amount of $15,000,000 to be used for our working capital or other general business purposes and for issuances of letters of credit. Pursuant to the terms of the Credit Agreement, we executed a promissory note (the “Note”) in favor of PNC, in the maximum principal amount of $15,000,000, to evidence our obligation to repay the line of credit. Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2009.
          As a stipulation for Lenfest’s guarantee, we repaid $4,000,000 owed to Lenfest pursuant to certain unsecured promissory notes. (See Note 5 — Long-Term Obligations and Credit Arrangements in the accompanying Notes to the Consolidated Financial Statements.)
          On August 23, 2007, the Company entered into the Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Lenfest pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Cumulative Convertible Participating Preferred Stock to Lenfest for $3,300,000. The proceeds from the issuance of the Series C Preferred Stock are restricted solely for use to partially fund the tentative settlement with the US Navy. (See Note 1 — Subsequent Events in the accompanying Notes to the Consolidated Financial Statements).
          We have recently experienced renewed customer interest in some significant international aeromedical proposals. Although these contracts may require significant bonds and letter of credits, these proposals have favorable payment terms including down payments. Although it cannot be predicted when and if any of these contracts might actually be awarded, they are another potential source of operating funds.
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
          Critical Accounting Policies
          The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions.
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
          There have been no changes to our critical accounting policies since fiscal 2007 year-end. The reader is referred to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 in the section entitled “Critical Accounting Policies” under the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Thirteen weeks ended August 24, 2007 compared to thirteen weeks ended August 25, 2006
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

		Summary Table of Results
	Thirteen weeks ended
	August 24,	August 25,	Variance
	2007	2006	$	%
	(amounts in thousands except share and per share information)
	( ) = Unfavorable
Sales:
Domestic	$2,400	$1,451	$949	65.4%
US Government	79	152	(73)	(48.0)
International	1,768	2,726	(958)	(35.1)

Total Sales	4,247	4,329	(82)	(1.9)

Gross Profit	543	494	49	9.9
Selling, general and administrative	2,635	2,144	(491)	(22.9)
Claim settlement costs	250	—	(250)	Na
Research and development	237	263	26	9.9

Operating loss	(2,579)	(1,913)	(666)	(26.9)
Interest expense, net	386	284	(102)	(35.9)
Other expense (income), net	11	(43)	(54)	(125.6)
Income taxes	0	4	4	100.0
Minority interest	(6)	(10)	(4)	(40.0)

Net loss	($2,970)	($2,148)	($822)	(38.3)%
Net loss per common share	($0.34)	($0.24)	($0.10)	(41.7)%

Net Loss
          The Company had a net loss of $2,970,000, or $0.34 per share (basic and diluted), during the second quarter of fiscal 2008 compared to a net loss of $2,148,000, or $0.24 per share (basic and diluted), for the second quarter of fiscal 2007, representing an increase in net loss of $822,000 or 38.3%. This increase in net loss was due primarily to an increase in the current period in selling, general and administrative expense of $491,000 or 22.9% and a $250,000 charge related to a tentative settlement of the Navy claim.
Sales
          Sales for the second quarter of fiscal 2008 were $4,247,000 as compared to $4,329,000 for the second quarter of fiscal 2007, a slight decrease of $82,000 or 1.9%. The sales decrease primarily reflected an $934,000 or 38.7% decrease in international pilot training systems (PTS) sales (including sales of our foreign subsidiaries), offset in part by an increase in domestic sterilizer equipment sales (up $717,000 or 159.7%). The market for aeromedical pilot training equipment has been adversely affected by worldwide budgetary pressures and the redirecting of training funds to support military actions and basic support services.
Domestic Sales
          Overall, domestic sales in the second quarter of fiscal 2008 were $2,400,000 as compared to $1,451,000 in the second quarter of fiscal 2007, an increase of $949,000 or 65.4%, primarily reflecting the aforementioned increase in sterilizer equipment. Domestic sales represented 56.5% of the Company’s total sales in the second quarter of fiscal 2008, up from 33.5% for the second quarter of fiscal 2007. U.S. Government sales in the second quarter of fiscal 2008 were $79,000 as compared to $152,000 in the second quarter of fiscal 2007 and represented 1.9% of total sales in the second quarter of fiscal 2008 versus 3.5% for the second quarter of fiscal 2007.

International Sales
          International sales for the second quarter of fiscal 2008 were $1,768,000 as compared to $2,726,000 in the second quarter of fiscal 2007, a decrease of $958,000 or 35.1%, and represented 41.6% of total sales, as compared to 63.0% in the second quarter of fiscal 2007. The decrease primarily reflected the aforementioned decrease in international PTS sales. PTS sales in the prior period included significant POC revenue for a simulator for a customer in Japan and installation and spare parts sales for an aero medical project in Africa. Throughout the Company’s history, most of the sales for PTS have been made to international customers. In the second quarter of fiscal 2008 are export sales (which includes sales of the Company’s foreign subsidiaries) of $1,768,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Indonesia ($906,000) and Pakistan ($191,000). Included in the segment information for the thirteen weeks ended August 25, 2006 are export sales (which includes sales of the Company’s foreign subsidiaries) of $2,726,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Japan ($1,590,000) and Nigeria ($303,000).
          Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
          Gross profit for the second quarter of fiscal 2008 was $543,000 as compared to $494,000 in the second quarter of fiscal 2007, an increase of $49,000 or 9.9%. This increase reflected an improvement in gross profit rate as a percentage of sales of 12.8% compared to 11.4% last year. Improved gross profit rates were evidenced in all product categories except parts and service.
Selling and Administrative Expenses
          Selling and administrative expenses for the second quarter of fiscal 2008 were $2,635,000 as compared to $2,144,000 in the second quarter of fiscal 2007, an increase of $491,000 or 22.9%. This increase was primarily the result of higher legal costs and selling department salaries for additional sales and sales support personnel.
Claim Settlement Costs
          Claims settlement costs consist of an accrual for a payment of $250,000 to the U. S. Government under a proposed settlement related to the Navy Submarine rescue contract. (See Note 1. Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $237,000 for the second quarter of fiscal 2008 as compared to $263,000 for the second quarter of fiscal 2007. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
          Interest expense for the second quarter of fiscal 2008 was $386,000 as compared to $284,000 for the second quarter of fiscal 2007, representing an increase of $102,000 or 35.9%. The increase reflected higher interest expense reflecting new borrowings and higher amortization expense related to the beneficial feature of the Company’s subordinated debt and the value assigned to warrants which were issued with the subordinated debt as part of the Company’s February 2003 Refinancing.
Other Income/Expense, Net
          Other income/expense, net, was a net expense of $11,000 for the second quarter of fiscal 2008 versus a net expense of $43,000 for the second quarter of fiscal 2007, a decrease of $54,000. This increase primarily reflected reduced foreign exchange loss in our Polish subsidiary and higher miscellaneous income in ETC Corporate.

Results of Operations
Twenty-six weeks ended August 24, 2007 compared to twenty-six weeks ended August 25, 2006
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	Twenty-six weeks ended		Variance
	August 24,	August 25,
	2007	2006	$	%
	(amounts in thousands except share and per share information)
	( ) = Unfavorable
Sales:
Domestic	$4,841	$3,216	$1,625	50.5%
US Government	648	418	230	55.0
International	3,105	5,270	(2,165)	(41.1)

Total Sales	8,594	8,904	(310)	(3.5)

Gross Profit	1,438	1,508	(70)	(4.6)
Selling, general and administrative	5,434	4,636	(798)	(17.2)
Claim settlement costs	3,639	—	(3,639)	Na
Research and development	291	486	195	40.1

Operating loss	(7,926)	(3,614)	(4,312)	(119.3)
Interest expense, net	740	566	(174)	(30.7)
Other expense, net	41	7	(34)	(485.7)
Income taxes	0	9	9	100.0
Minority interest	(12)	(17)	(5)	(29.4)

Net loss	($8,695)	($4,179)	($4,516)	(108.1)%
Net loss per common share	($0.98)	($0.47)	($0.51)	(108.5)%

Net Loss
          The Company had a net loss of $8,695,000, or $0.98 per share (basic and diluted), during the first half of fiscal 2008 compared to a net loss of $4,179,000, or $0.47 per share (basic and diluted), for the first half of fiscal 2007, representing an increase in net loss of $4,516,000. This increase in net loss was due primarily to claims costs associated with a tentative settlement with the U.S. Navy under a contract for submarine rescue chambers coupled with a decrease in sales, corresponding gross profit, sales, general and administrative expenses and interest expense. Acting as a partially offset was lower research and development expenses. (See Note 1. Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
Sales
          Sales for the first half of fiscal 2008 were $8,594,000 as compared to $8,904,000 for the first half of fiscal 2007, a decrease of $310,000 or 3.5%. The sales decrease primarily reflected a significant decrease in international Pilot Training Systems sales (down $1,880,000, 47.2%), international Hyperbaric sales (down $398,000, 99.7%) and domestic simulation sales (down $346,000, 91.5%). Acting as partial offsets were increases in most other domestic product areas (Sterilizers up $948,000 or 71.2%; Environmental up $325,000 or 70.3% and Hyperbaric up $579,000 or 252.9%) and U.S. government hyperbaric sales (reflecting the aforementioned tentative settlement of the U.S. Navy claims). The market for aeromedical pilot training equipment has been adversely affected by worldwide budgetary pressures and the redirecting of training funds to support military actions and basic support services.
Domestic Sales
          Overall, domestic sales in the first half of fiscal 2008 were $4,841,000 as compared to $3,216,000 in the first half of fiscal 2007, an increase of $1,625,000 or 50.5%, reflecting the aforementioned increases in most product areas. Domestic sales represented 56.3% of the Company’s total sales in the first half of fiscal 2008, up from 36.1% for the first half of fiscal 2007. U.S. Government sales in the first half of fiscal 2008 were $648,000 as compared to

$418,000 in the first half of fiscal 2007 and represented 7.5% of total sales in the first half of fiscal 2008 versus 4.7% for the first half of fiscal 2007.
International Sales
          International sales for the first half of fiscal 2008 were $3,105,000 as compared to $5,270,000 in the first half of fiscal 2007, a decrease of $2,165,000 or 41.1%, and represented 36.2% of total sales, as compared to 59.2% in the first half of fiscal 2007. Throughout the Company’s history, most of the sales for PTS have been made to international customers. During the first half of fiscal 2008, there were sales to or relating to governments or commercial accounts in Indonesia ($1,042,000) and Malaysia ($245,000). Included in the segment information for the first half of fiscal 2007 are export sales of $5,270,000. Of this amount, there are sales to or relating to governments or commercial accounts in Japan ($2,512,000) and Pakistan ($457,000). Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
          Gross profit for the first half of fiscal 2008 was $1,438,000 as compared to $1,508,000 in the first half of fiscal 2007, a decrease of $70,000 or 4.6%. This decrease primarily reflected the aforementioned reduced sales level.
Selling and Administrative Expenses
          Selling and administrative expenses for the first half of fiscal 2008 were $5,434,000 as compared to $4,636,000 in the first half of fiscal 2007, an increase of $798,000 or 17.2%. The increase reflected higher non-U.S. Government claim and legal costs and selling department salaries for additional sales and sales support personnel.
Claim Settlement Costs
          Claims settlement costs consist of a write off of contract accounts receivables of $89,000 and a reserve for a tentative payment to the Government of $3,550,000. (See Note 1. Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $291,000, which is net of monies due under a NASA grant of $232,000, for the first half of fiscal 2008 as compared to $486,000 for the first half of fiscal 2007. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
          Interest expense for the first half of fiscal 2008 was $740,000 as compared to $566,000 for the first half of fiscal 2007, representing an increase of $174,000 or 30.7%. The increase reflected higher interest expense reflecting new borrowings and higher amortization expense related to the beneficial feature of the Company’s subordinated debt and the value assigned to warrants which were issued with the subordinated debt as part of the Company’s February 2003 Refinancing.
Other Income/Expense, Net
          Other income/expense, net, was a net expense of $41,000 for the first half of fiscal 2008 versus a net expense of $7,000 for the first half of fiscal 2007, an increase of $34,000. This increase primarily reflected increased foreign exchange loss in our Polish subsidiary and higher miscellaneous expense in ETC Corporate.
Liquidity and Capital Resources
          The Company has historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt.
          On July 31, 2007, we completed a refinancing of our indebtedness with PNC in the aggregate amount of up to $15,000,000. This refinancing is a replacement of a credit facility originally entered into with PNC in February 2003.
          Pursuant to the terms of a Credit Agreement with PNC (the “Credit Agreement”), ETC established a revolving line of credit with PNC in the maximum, aggregate principal amount of $15,000,000 to be used for ETC’s working capital or other general business purposes and for issuances of letters of credit. Pursuant to the terms of the

Credit Agreement, ETC executed a Note in favor of PNC, in the maximum principal amount of $15,000,000, to evidence ETC’s obligation to repay the line of credit. Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2009.
          As a stipulation for Lenfest’s guarantee, we repaid $4,000,000 owed to Lenfest pursuant to certain unsecured promissory notes. At August 24, 2007, the Company had $4,923,000 available under the line of credit.
          On August 23, 2007, the Company entered into the Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Lenfest pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Cumulative Convertible Participating Preferred Stock to Lenfest for $3,300,000. The proceeds from the issuance of the Series C Preferred Stock are restricted solely for use to partially fund the tentative settlement with the US Navy. (See Note 1 — Subsequent Events in the accompanying Notes to the Consolidated Financial Statements).
          Lenfest has agreed to allow the Company to defer until maturity, or earlier if demanded, the payment of accruing dividends on all his preferred stock.
          We believe that existing cash balances at August 24, 2007, cash generated from operating activities, future availability under the Credit Agreement and/or other arrangements with other lenders or investors will be adequate to meet our future obligations through at least August 25, 2008.
          During the twenty-six weeks ended August 24, 2007, operating activities required $3,560,000 of our cash versus $5,884,000 for the corresponding prior period. The operating activities in this period includes a decrease in costs and estimated earnings in excess of billings on uncompleted long-term contracts, a reduction in accounts receivable and increases in customer deposits and in accrued expenses primarily related to the proposed claim settlement with the government offset in part by an increase in the net loss. (See Note 1. Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
          Our investing activities required $3,218,000 during the twenty-six weeks ended August 24, 2007, consisting primarily of the continued construction of our NASTAR center.
          Our financing activities generated $4,998,000 during the twenty-six weeks ended August 24, 2007 primarily reflecting the borrowing of $5,000,000 under the PNC Line of Credit (See Note 5. Long-Term Debt and Credit Obligations in the accompanying Notes to the Consolidated Financial Statements.) Additionally, although the Company received $3,300,000 from the issuance to Lenfest of the Series C Preferred Stock, these proceeds were restricted solely for use to partially fund the tentative settlement with the U. S. Navy.
          Subsequent Events
          On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC shall not request more than $10 million in the aggregate (the “Lenfest Letter Agreement”). All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of AMEX, if required. ETC’s objective will be to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.
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
Backlog
          Our sales backlog at August 24, 2007 and February 23, 2007, for work to be performed and revenue to be recognized under written agreements after such dates, was $20,967,000 and $13,564,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at August 24, 2007 and February 23, 2007, for work to be performed and revenue to be recognized after such dates under written agreements was $604,000 and $1,276,000, respectively. Of the August 24, 2007 sales backlog, we have contracts totaling approximately $6,217,000 for environmental systems including $4,162,000 for one domestic automotive customer and $2,193,000 for a customer in Japan.
          Our order flow does not follow any seasonal pattern as we receive orders in each fiscal quarter of our fiscal year.

Item 4. Controls and Procedures
          (a) Evaluation of Disclosure Control and Procedures
          As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective solely due to the fact there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) as described below. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
          (b) Management’s Assessment of ETC’s Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of August 24, 2007 and we do not expect to have all of our material weaknesses corrected until August 29, 2008, which is the end of the Company’s second quarter of fiscal 2009,
          Material Weaknesses
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