Form 10-Q
period 2007-11-23
ENVIRONMENTAL TECTONICS CORP
filed 2008-05-29
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2007
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
          To partially fund the settlement, on August 23, 2007 the Company entered into the Series C Preferred Stock Purchase Agreement with H.F. Lenfest (“Lenfest”), a member of ETC’s Board of Directors and a significant shareholder, pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Cumulative Convertible Participating Preferred Stock (the “Series C Preferred Stock”) to Lenfest for $3,300,000. The proceeds from the issuance of the Series C Preferred Stock were restricted solely for use to partially fund the settlement with the Government.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share information)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 23,	November 24,	November 23,	November 24,
	2007	2006	2007	2006
		(restated)		(restated)

Net sales	$6,701	$4,718	$15,295	$13,622
Cost of goods sold	5,479	3,688	12,635	11,084

Gross profit	1,222	1,030	2,660	2,538

Operating expenses:
Selling and administrative	2,785	2,568	8,219	7,204
Claim settlement costs	—	3,004	3,639	3,004
Research and development	64	43	355	529

	2,849	5,615	12,213	10,737

Operating loss	(1,627)	(4,585)	(9,553)	(8,199)

Other expenses:
Interest expense	406	291	1,146	857
Other expense (income), net	61	(43)	102	(36)

	467	248	1,248	821

Loss before income taxes	(2,094)	(4,833)	(10,801)	(9,020)
Provision for income taxes	—	4	—	13

Loss before minority interest	(2,094)	(4,837)	(10,801)	(9,033)
Income (loss) attributable to minority interest	4	33	(8)	16

Net loss	$(2,098)	$(4,870)	$(10,793)	$(9,049)

Preferred stock dividend	(231)	(90)	(411)	(169)

Loss applicable to common shareholders	$(2,329)	$(4,960)	$(11,204)	$(9,218)

Per share information:

Basic and diluted loss per share applicable to common shareholders	$(0.26)	$(0.55)	$(1.24)	$(1.02)

Basic and diluted weighted average number of common shares	9,030,000	9,027,000	9,030,000	9,031,000

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

	November 23,	February 23,
	2007	2007
	(unaudited)	(restated)
Assets
Current assets:
Cash	$795	$2,215
Restricted cash	5,648	20
Accounts receivable, net of allowance for bad debts of $404 and $3,372	6,443	2,094
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	3,099	2,816
Inventories	6,527	4,739
Deferred tax asset	77	71
Prepaid expenses and other current assets	350	213

Total current assets	22,939	12,168
Property, plant and equipment, at cost, net of accumulated depreciation of $13,300 and $12,760	15,086	4,054
Construction in progress	—	8,460
Software development costs, net of accumulated amortization of $11,768 and $10,949	1,921	2,158
Goodwill	455	455
Other assets	11	30

Total assets	$40,412	$27,325

Liabilities and Stockholders’ Deficiency
Liabilities
Current liabilities:
Accounts payable — trade	3,603	2,254
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	5,011	1,400
Customer deposits	2,857	794
Accrued claim settlement costs	3,550	—
Accrued interest and dividends	1,797	668
Accrued liabilities	1,611	1,539

Total current liabilities	18,429	6,655

Long-term obligations:
Credit facility payable to bank	8,810	—
Subordinated convertible debt	9,224	8,830

	18,034	8,830

Total liabilities	36,463	15,485

Commitments and contingencies	—	—

Minority interest	45	53

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at November 23, 2007 and February 23, 2007, respectively	6,000	6,000

Cumulative convertible participating preferred stock, Series C, $.05 par value 3,300 shares authorized, issued and outstanding at November 23, 2007	3,300	—

Stockholders’ Deficiency
Common stock; $.05 par value; 20,000,000 shares authorized; 9,030,415 and 9,028,459 shares issued and outstanding at November 23, 2007 and February 23, 2007, respectively	451	451
Additional paid-in capital	16,337	16,662
Accumulated other comprehensive loss	(214)	(149)
Accumulated deficit	(21,970)	(11,177)

Total stockholders’ (deficiency) equity	(5,396)	5,787

Total liabilities and stockholders’ deficiency	$40,412	$27,325

The accompanying notes are an integral part of the consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirty-nine weeks ended
	November 23,	November 24,
	2007	2006
		(restated)

Cash flows from operating activities:
Net loss	$(10,793)	$(9,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,359	1,400
Accretion of debt discount	394	333
Increase in allowance for accounts receivable and inventories	653	2,697
(Loss) income attributable to minority interest	(8)	16
Stock compensation expense	86	296
Deferred income taxes	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,471)	(1,771)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(283)	(1,199)
Inventories	(2,319)	(2,330)
Prepaid expenses and other current assets	(137)	136
Other assets	19	20
Accounts payable	1,349	(293)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	3,611	917
Customer deposits	2,063	524
Accrued claim settlement costs	3,550	—
Other accrued liabilities	790	(67)

Net cash used in operating activities	(4,143)	(8,351)

Cash flows from investing activities:
Acquisition of equipment	(3,114)	(216)
Capitalized software development costs	(580)	(67)

Net cash used in investing activities	(3,694)	(283)

Cash flows from financing activities:
Proceeds from borrowings under line of credit	8,810	—
Proceeds from notes payable, Lenfest	4,000	3,000
Repayment of notes payable, Lenfest	(4,000)
Issuance of common stock / warrants	—	3
Increase in restricted cash	(5,628)	(3)
Proceeds from issuance of preferred stock	3,300	6,000

Net cash provided by financing activities	6,482	9,000

Other comprehensive losses	(65)	70

Net (decrease) increase in cash and cash equivalents	(1,420)	436
Cash at beginning of period	2,215	3,566

Cash at end of period	$795	$4,002

Supplemental schedule of cash flow information:
Interest paid	116	621
Income taxes paid	—	4

Supplemental information on non-cash operating and investing activities:
In the 39 weeks ended November 23, 2007, the Company reclassified $8,460,000 from Construction in Progress to Property, Plant and Equipment
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
Lenfest Letter Agreement
          On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of the American Stock Exchange, if required. ETC’s objective will be to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.

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
(in thousands, except share and per share information)

	As Originally
	Reported
	adjusted for
	Preferred Stock	Claim Receivable	As
	Reclass	Impairment	Restated

Assets
Current assets:
Cash	$4,002	$—	$4,002
Restricted cash	19	—	19
Accounts receivable, net of allowance for bad debts of $376 and $3,380	8,381	(3,004)	5,377
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	4,679	—	4,679
Inventories	12,782	—	12,782
Prepaid expenses and other current assets	428	—	428

Total current assets	30,291	(3,004)	27,287
Property, plant and equipment, at cost, net of accumulated depreciation of $12,643	4,099	—	4,099
Software development costs, net of accumulated amortization of $10,773	2,008	—	2,008
Goodwill	455	—	455
Other assets	29	—	29

Total assets	$36,882	$(3,004)	$33,878

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Notes payable	3,000	—	3,000
Accounts payable — trade	1,818	—	1,818
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	2,035	—	2,035
Customer deposits	1,401	—	1,401
Accrued liabilities	2,134	—	2,134

Total current liabilities	10,388	—	10,388

Long-term obligations:
Subordinated convertible debt	8,709	—	8,709

Total liabilities	19,097	—	19,097

Commitments and contingencies

Minority interest	77	—	77

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding	6,000	—	6,000

Stockholders’ Equity
Common stock; $.05 par value; 20,000,000 shares authorized; 9,026,958 issued and outstanding	451	—	451
Additional paid-in capital	16,455	—	16,455
Accumulated other comprehensive loss	(179)	—	(179)
Accumulated deficit	(5,019)	(3,004)	(8,023)

Total stockholders’ equity	11,708	(3,004)	8,704

Total liabilities and stockholders’ equity	$36,882	$(3,004)	$33,878

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
          References to fiscal third quarter 2008 are references to the 13-week period ended November 23, 2007. References to the nine-months of fiscal 2008 are references to the 39-week period ended November 23, 2007. Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2008.
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
Inventories
          Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following (net of reserves of $1,530,000 at November 23, 2007 and $999,000 at February 23, 2007):

	November 23,	February 23,
	2007	2007
	(unaudited)
	(in thousands)

Raw materials	$94	$95
Work in process	5,936	3,820
Finished goods	497	824

Total	$6,527	$4,739

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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          The cost for stock option compensation was $29,000 and $22,000 for the thirteen weeks ended November 23, 2007 and November 24, 2006, respectively, and $86,000 and $311,000 for the nine months ended November 23, 2007 and November 24, 2006, respectively.
          As of November 23, 2007, the remaining prospective pre-tax cost of unvested stock option employee compensation was $77,000 which will be expensed on a pro-rata basis going forward.
          There were no grants of stock options during the thirteen weeks periods ended November 23, 2007 or November 24, 2006.
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
3. Accounts Receivable:
The components of accounts receivable at November 23, 2007 and February 23, 2007 are as follows:

	November 23,	February 23,
	2007	2007
	(unaudited)	(restated)
	(in thousands)

U.S. government receivables billed and unbilled contract costs subject to negotiation	$494	$3,135
U.S. commercial receivables billed	2,027	1,525
International receivables billed	4,326	806

	6,847	5,466
Less: allowance for doubtful accounts	(404)	(3,372)

	$6,443	$2,094

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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
4. Stockholders’ Deficiency
          The components of stockholders’ deficiency at November 23, 2007 (unaudited) and February 23, 2007 (restated) were as follows (in thousands, except share information):

			Additional	Accumulated other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	deficiency

Balance, February 23, 2007*	9,028,459	$451	$16,662	$(149)	$(11,177)	$5,787

Net loss for the period	—	—	—	—	(10,793)	(10,793)
Interest hedge valuation				(118)		(118)
Foreign currency translation adjustment	—	—	—	53	—	53

Total comprehensive loss	—	—	—	—	—	(10,858)
Stock compensation expense	—		86	—	—	86
Dividends payable on preferred stock	—	—	(411)	—	—	(411)

Balance, November 23, 2007	9,028,459	$451	$16,337	$(214)	$(21,970)	$(5,396)

*	restated for reserve of claim receivable. See Note 1 — Subsequent Events in the accompanying notes.
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
          For the purpose of reducing the risk associated with variable interest rates, ETC has entered into an interest rate swap agreement (Swap Agreement) with PNC which provides for a fixed rate through June 30, 2009, the maturity date of the Swap Agreement, for the borrowings during the first quarter of fiscal 2008. If the Swap Agreement is terminated prior to maturity, an additional payment to PNC or a credit to the Company might be due, based on the relative market rates at the time of termination. The Swap Agreement transaction has been accounted for under FAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities”. 2008,

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          At November 23, 2007, ETC recorded a Comprehensive Loss of $118,000 in the accompanying Consolidated Balance Sheets reflecting the relative value of the interest rate hedges at the reporting date.
          At November 23, 2007, the Company had $436,000 available under the line of credit.
          Long-term obligations at November 23, 2007 and February 23, 2007 consist of the following:

	(in thousands)
	November 23, 2007	February 23, 2007
	(unaudited)

Note payable to bank	$8,810	$—
Subordinated convertible debt, net of unamortized discount of $776 and $1,170	9,224	8,830

	$18,034	$8,830

          The amounts of future long-term obligations maturing in each of the next five fiscal years are as follows:

(in thousands)
2008	$—
2009	18,034
2010	—
2011	—

2012 and thereafter	—

Total future obligations	$18,034

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
          At November 23, 2007, the Company failed to meet the covenants contained in the subordinated debt agreement but has obtained a waiver of such violations from the subordinated lender. This waiver applies to all periods through November 24, 2008. Except as specified, the waiver does not constitute a modification or alteration of any other terms or conditions in the respective agreements, or a release of any of the lender’s rights or remedies, all of which are reserved, nor does it release the Company or any guarantor from any of its duties, obligations, covenants or agreements including the consequences of any event of default, except as specified
Preferred Stock
          On August 23, 2007, ETC entered into the Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Lenfest, pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Cumulative Convertible Participating Preferred Stock (the “Series C Preferred Stock”) to Lenfest for $3,300,000. The Series C Preferred Stock is convertible into shares of ETC’s common stock at a conversion price of $3.03 per share based on the closing price for ETC’s common stock on August 22, 2007, the trading day immediately prior to the transaction. The Series C Preferred Stock is convertible into 1,089,108 shares of ETC common stock. The Series C Preferred Stock provides for a dividend equal to 10% per annum. The Series C Preferred Stock is immediately convertible, at Lenfest’s request, into shares of ETC common stock at a conversion price equal to $3.03 per share. On the fifth anniversary of the Series C Purchase Agreement, any issued and outstanding Series C Preferred Stock will be mandatorily converted into ETC common stock at $3.03 per share. The Series C Preferred Stock is entitled to vote with the ETC common stock on an as converted basis.

I Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          In connection with Lenfest’s investment in the Series C Preferred Stock, ETC agreed to amend the terms of ETC’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) to (i) increase the annual dividend rate to 10%, (ii) provide for immediate conversion into common stock at the option of Lenfest, and (iii) to remove ETC’s right to redeem the Series B Preferred Stock.
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
Unsecured Promissory Notes
          In addition to the Subordinated convertible debt, on November 16, 2006, the Company executed an Unsecured Promissory Note (the “Lenfest Note”) in favor of Lenfest in the aggregate principal amount of $3,000,000. Pursuant to the terms of the Lenfest Note, ETC was entitled to borrow up to $3,000,000, in increments of $1,000,000, prior to the maturity date of October 6, 2007. As of May 25, 2007, ETC owed $2,000,000 under the Lenfest Note. In June 2007, the Company drew down the remaining $1,000,000 available under the Lenfest Note. On June 28, 2007, the Company executed and borrowed under an additional Unsecured Promissory Note in favor of Lenfest in the aggregate principal amount of $1,000,000. These promissory notes were repaid in connection with the PNC Credit Agreement (see above).
          The following table summarizes the subordinated convertible debt as of November 23, 2007 (unaudited):

(in thousands)
Face Value	$10,000
Less value of conversion feature	(1,400)
Less value of warrants	(1,209)

7,391
Accretion 2008, through November 23, 2007	394
Accretion 2007	454
Accretion prior years	985

Carrying value at November 23, 2007	$9,224

          Interest expense recorded for these notes was $600,000 for the first nine months of both fiscal 2008 and 2007, respectively.
Fair Value
          The carrying value of these financial instruments approximates their fair values at November 23, 2007.
Liquidity
          We believe that existing cash balances at November 23, 2007, cash generated from operating activities and future availability under the PNC Credit Agreement will be adequate to meet our future obligations through at least November 25, 2008.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of the American Stock Exchange, if required. ETC’s objective will be to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.
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

	(in thousands)
	TSG	CSG	Total

Thirteen weeks ended and as of November 23, 2007:
Net sales	$1,774	$4,927	$6,701
Interest expense	300	106	406
Depreciation and amortization	131	322	453
Operating loss	(1,027)	52	(975)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	10,119	7,871	17,990
Expenditures for segment assets	3,146	46	3,192

Thirteen weeks ended and as of November 24, 2006*:
Net sales	$2,533	$2,185	$4,718
Interest expense	217	74	291
Depreciation and amortization	214	238	452
Operating loss	(847)	(3,501)	(4,348)
Income tax	4	—	4
Goodwill and intangibles	455	—	455
Identifiable assets	22,577	3,625	26,202
Expenditures for segment assets	46	(16)	30

Reconciliation to consolidated amounts	2007	2006*
Segment assets	$17,990	$26,202
Corporate assets	22,422	7,676

Total assets	$40,412	$33,878

Segment operating loss	$(975)	$(4,348)
Interest expense	406	291
Income tax expense	—	4

Total loss for segments	(1,381)	(4,643)

Corporate home office expenses	652	237
Other expenses	61	(43)
Minority interest	4	33

Net loss	$(2,098)	$(4,870)

*	restated for reserve of claim receivable. See Note 1 — Subsequent Events in the accompanying notes.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued

	(in thousands)
	TSG	CSG	Total

Thirty-nine weeks ended and as of November 23, 2007:
Net sales	$4,905	$10,390	$15,295
Interest expense	848	298	1,146
Depreciation and amortization	387	972	1,359
Operating loss	(2,820)	(5,440)	(8,260)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	10,119	7,871	17,990
Expenditures for segment assets	3,448	246	3,694

Thirty-nine weeks ended and as of November 24, 2006*:
Net sales	$7,951	$5,671	$13,622
Interest expense	635	222	857
Depreciation and amortization	748	624	1,372
Operating loss	(2,477)	(4,778)	(7,255)
Income tax	13	—	13
Goodwill and intangibles	455	—	455
Identifiable assets	22,577	3,625	26,202
Expenditures for segment assets	162	26	188

Reconciliation to consolidated amounts	2007	2006*
Segment assets	$17,990	$26,202
Corporate assets	22,422	7,676

Total assets	$40,412	$33,878

Segment operating loss	$(8,260)	$(7,255)
Interest expense	1,146	857
Income tax expense	—	(13)

Total loss for segments	(9,406)	(8,125)
Corporate home office expenses	1,293	944
Other expenses	101	(36)
Minority interest	(7)	16

Net loss	$(10,793)	$(9,049)

*	restated for reserve of claim receivable. See Note 1 — Subsequent Events in the accompanying notes.
          Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Included in the CSG segment operating losses are claims settlement costs of $3,639,000 for the three and nine month periods ended November 23, 2007 and $3,004,000 for the nine month periods ended November 24, 2006. These costs consist of accounts receivable write-offs and a reserve for a payment to reimburse the U.S. Navy for legal and other costs (See Note 1. Subsequent Events). Unallocated general corporate expenses and other expenses such as letter of credit fees have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.
          Approximately 33% of sales totaling $2,240,000 in the thirteen weeks ended November 23, 2007 were made to two domestic customers in the TSG segment. Approximately 46% of sales totaling $2,169,000 in the thirteen weeks ended November 24, 2006 were made to one international customer in the ATS segment, one international customer in the industrial segment and a domestic customer purchasing from the Company’s Polish subsidiary.
          Approximately 23% of sales totaling $3,491,000 in the thirty-nine weeks ended November 23, 2007 were made to two domestic customers in the TSG segment. Approximately 23% of sales totaling $3,127,000 in the thirty-nine weeks ended November 24, 2006 were made to one international customer in the ATS segment.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          Included in the segment information for the thirteen weeks ended November 23, 2007 are export sales (which includes sales of the Company’s foreign subsidiaries) of $1,683,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Indonesia ($259,000), Thailand ($339,000), Japan ($183,000) and Poland ($170,000). Sales to the U.S. Government and its agencies were $443,000 for the period.
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
          Included in the segment information for the thirty-nine weeks ended November 23, 2007 are export sales (which includes sales of the Company’s foreign subsidiaries) of $4,789,000. Of this amount, there are sales to or relating to commercial accounts in Indonesia ($1,302,000), Thailand ($482,000) and Poland ($703,000). Sales to the U.S. Government and its agencies aggregated $1,090,000 for the period.
          Included in the segment information for the thirty-nine weeks ended November 24, 2006 are export sales (which includes sales of the Company’s foreign subsidiaries) of $8,907,000. Of this amount, there are sales to or relating to commercial accounts in Japan ($3,127,000) and a domestic customer purchasing from the Company’s Polish subsidiary ($1,195,000). Sales to the U.S. Government and its agencies aggregated $445,000 for the period.
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
          References to fiscal third quarter 2008 are references to the 13-week period ended November 23, 2007. References to the year-to-date or nine month periods are references to the 39-week period ended November 23, 2007. References to fiscal 2008 are the 13 and 39 week periods ended November 23, 2007, respectively.
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
          The following factors had an adverse impact on our performance for the fiscal quarter ended November 23, 2007:
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
          As a stipulation for Lenfest’s guarantee, we repaid $4,000,000 owed to Lenfest pursuant to certain unsecured promissory notes. At November 23, 2007, the Company had $436,000 available under the line of credit.
          On August 23, 2007, the Company entered into the Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Lenfest, pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Preferred Stock to Lenfest for $3,300,000. The proceeds from the issuance of the Series C Cumulative Convertible Participating Preferred Stock are restricted solely for use to partially fund the tentative settlement with the US Navy. (See Note 1 — Subsequent Events in the accompanying Notes to the Consolidated Financial Statements).
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

Results of Operations
Thirteen weeks ended November 23, 2007 compared to thirteen weeks ended November 24, 2006
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	Thirteen weeks ended
	November 23,	November 24,	Variance
	2007	2006*	$	%
	(amounts in thousands except share and per share Information)
	( ) = Unfavorable

Sales:
Domestic	$4,575	$1,054	$3,521	334.1%
US Government	443	27	416	1,540.7
International	1,683	3,637	(1,954)	(53.7)

Total Sales	6,701	4,718	1,983	42.0

Gross Profit	1,222	1,030	192	18.6
Selling, general and administrative	2,785	2,568	(217)	(8.5)
Claim settlement costs	—	3,004	3,004	100.0
Research and development	64	43	(21)	(48.8)

Operating loss	(1,627)	(4,585)	2,958	64.5
Interest expense, net	406	291	(115)	(39.5)
Other expense (income), net	61	(43)	(104)	(241.9)
Income taxes	0	4	4	100.0
Minority interest	4	33	29	87.9

Net loss	($2,098)	($4,870)	$2,772	56.9%
Net loss per common share	($0.26)	($0.55)	$0.29	52.7%

*	restated for reserve of claim receivable. See Note 1 — Subsequent Events in the accompanying notes to the Consolidated Financial Statements.
Net Loss
          The Company had a net loss of $2,098,000 or $0.26 per share (basic and diluted), during the third quarter of fiscal 2008 compared to a net loss of $4,870,000, or $0.55 per share (basic and diluted), for the third quarter of fiscal 2007, representing a decrease in net loss of $2,772,000 or 56.9%. This decrease in net loss was due primarily to reduced claim settlement costs as the third quarter of fiscal 2007 included recording of a $3,004,000 against a claim receivable of an equivalent amount associated with the U.S. Navy. (See Note 1 — Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
Sales
          Sales for the third quarter of fiscal 2008 were $6,701,000 as compared to $4,718,000 for the third quarter of fiscal 2007, an increase of $1,983,000 or 42.0%. The sales increase primarily reflected increases in domestic sales, most significantly environmental (up $1,990,000), service and spares (up $696,000), hyperbaric (up $610,000) and sterilizers (up $295,000). U.S. government sales increased $416,000 reflecting a contract for a Tactical Aircraft Configuration (“TacModule”) for the U.S. Navy.
Domestic Sales
          Overall, domestic sales in the third quarter of fiscal 2008 were $4,575,000 as compared to $1,054,000 in the third quarter of fiscal 2007, an increase of $3,521,000 or 334.1%, reflecting the aforementioned increases in most produce categories. Domestic sales represented 68.3% of the Company’s total sales in the third quarter of fiscal 2008, up from 22.3% for the third quarter of fiscal 2007. U.S. Government sales in the third quarter of fiscal 2008 were $443,000 as compared to $27,000 in the third quarter of fiscal 2007 and represented 6.6% of total sales in the third quarter of fiscal 2008 versus 0.6% for the third quarter of fiscal 2007.

International Sales
          International sales for the third quarter of fiscal 2008 were $1,683,000 as compared to $3,637,000 in the third quarter of fiscal 2007, a decrease of $1,954,000 or 53.7%, and represented 25.1% of total sales, as compared to 77.1% in the third quarter of fiscal 2007. The decrease reflected significantly reduced performance in both ETC Southampton and in ETC-PZL, the Company’s Polish subsidiary. ETC Southampton primarily evidenced reduced sterilizer sales, while ETC-PZL’s performance in the prior period included contract work for a simulator for L-3. Throughout the Company’s history, most of the sales for PTS have been made to international customers. In the third quarter of fiscal 2008 are export sales (which includes sales of the Company’s foreign subsidiaries) of $1,683,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Indonesia ($259,000), Thailand ($339,000), Japan ($183,000), and Poland ($170,000). In the third quarter of fiscal 2007, international sales totaling at least ten percent of total international sales were made to or relating to government or commercial accounts in Japan ($615,000), Australia ($662,000) and a domestic customer purchasing from ETC-PZL ($892,000).
          Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
          Gross profit for the third quarter of fiscal 2008 was $1,222,000 as compared to $1,030,000 in the third quarter of fiscal 2007, an increase of $192,000 or 18.6%. This increase reflected the higher sales volume offset in part by a reduction gross profit rate as a percentage of sales to 18.2% as compared to 21.8% last year. The reduced gross profit rate primarily reflected a reduced gross profit rate in ETC-PZL.
Selling and Administrative Expenses
          Selling and administrative expenses for the third quarter of fiscal 2008 were $2,785,000 as compared to $2,568,000 in the third quarter of fiscal 2007, an increase of $217,000 or 8.5%. This increase was primarily the result of higher legal costs.
Claim Settlement Costs
                    There were no claim settlement costs in the third quarter of fiscal 2008. The third quarter of fiscal 2007 reflected the recording of a $3,004,000 against a claim receivable of an equivalent amount associated with the U.S. Navy. (See Note 1 — Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $64,000 for the third quarter of fiscal 2008 as compared to $43,000 for the third quarter of fiscal 2007. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
          Interest expense for the third quarter of fiscal 2008 was $406,000 as compared to $291,000 for the third quarter of fiscal 2007, representing an increase of $115,000 or 39.5%. The increase reflected higher interest expense reflecting new borrowings and higher amortization expense related to the beneficial feature of the Company’s subordinated debt and the value assigned to warrants which were issued with the subordinated debt as part of the Company’s February 2003 Refinancing.
Other Income/Expense, Net
          Other income/expense, net, was a net expense of $61,000 for the third quarter of fiscal 2008 versus a net income of $43,000 for the third quarter of fiscal 2007, an increase of $104,000. This increase primarily reflected higher franchise taxes and foreign exchange loss.

Results of Operations
Thirty-nine weeks ended November 23, 2007 compared to thirty-nine weeks ended November 24, 2006
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	Thirty-nine weeks ended
	November 23,	November 24,	Variance
	2007	2006*	$	%
	(amounts in thousands except share and per share information)
	( ) = Unfavorable
Sales:
Domestic	$9,416	$4,270	$5,146	120.5%
US Government	1,090	445	645	144.9
International	4,789	8,907	(4,118)	(46.2)

Total Sales	15,295	13,622	1,673	12.3

Gross Profit	2,660	2,538	122	4.8
Selling, general and administrative	8,219	7,204	(1,015)	(14.1)
Claim settlement costs	3,639	3,004	(635)	(21.1)
Research and development	355	529	174	32.9

Operating loss	(9,553)	(8,199)	(1,354)	(16.5)
Interest expense, net	1,146	857	(289)	(33.7)
Other expense (income), net	102	(36)	(138)	(383.3)
Income taxes	—	13	13	100.0
Minority interest	(8)	16	24	150.0

Net loss	($10,793)	($9,049)	($1,744)	(19.3)%
Net loss per common share	($1.24)	($1.02)	($0.22)	(21.6)%

*	restated for reserve of claim receivable. See Note 1 — Subsequent Events in the accompanying notes to the Consolidated Financial Statements.
Net Loss
          The Company had a net loss of $10,793,000, or $1.24 per share (basic and diluted), during the thirty-nine week period ended November 23, 2007 compared to a net loss of $9,049,000, or $1.02 per share (basic and diluted), for the first nine months of fiscal 2007, representing an increase in net loss of $1,744,000, 19.3%. This increase in net loss resulted from higher general and administrative and claim settlement costs and interest expense, partially offset by the increased sales level and resulting higher gross profit.
Sales
          Sales for the thirty-nine week period ended November 23, 2007 were $15,295,000 as compared to $13,622,000 for the same period of fiscal 2007, an increase of $1,673,000 or 12.3%. The sales increase reflected a significant increase in domestic and U.S. government sales which was only partially offset by an equally significant decrease in international sales.
Domestic Sales
          Overall, domestic sales in the thirty-nine week period ended November 23, 2007 were $9,416,000 as compared to $4,270,000 in the same period of fiscal 2007, an increase of $5,146,000 or 120.5%. The sales increase reflected significant increases across all product categories in the CSG segment which was only partially offset by decreases in all product categories in TSG. Sterilizers were up $1,242,000, 64.4%, environmental products were up $2,315,000, 453.9%, hyperbaric chambers were up $1,190,000, 356.3%, and parts and service was up $943,000, 137.3%.
          Domestic sales represented 61.6% of the Company’s total sales in the thirty-nine week period ended November 23, 2007, up from 31.4% for the same period of fiscal 2007. U.S. Government sales in the thirty-nine week period ended November 23, 2007 were $1,090,000 as compared to $445,000 in the same period of fiscal 2007 and represented 7.1% of total sales in the thirty-nine week period ended November 23, 2007 versus 3.3% for the same period of fiscal 2007.
International Sales
          International sales for the thirty-nine week period ended November 23, 2007 were $4,789,000 as compared to $8,907,000 in the same period of fiscal 2007, a decrease of $4,118,000 or 46.2%, and represented 31.3% of total sales, as compared to 65.3% in the same period of fiscal 2007. Significant reductions were evidenced in pilot training systems (down $2,056,000, 39.1%), sterilizers (down $809,000, 77.3%), and hyperbaric products (down $359,000, 55.4%). Throughout fiscal 2008 the international market has been weak as opposed to domestic activity. However, large contract bookings near fiscal third quarter end should result in higher sales for the international category going forward. During the thirty-nine week period ended November 23, 2007, there were sales to or relating to governments or commercial accounts in Indonesia ($1,302,000), Thailand ($482,000) and Poland ($703,000). During the thirty-nine week period ended November 24, 2006, international sales totaling at least ten percent of total international sales were made to or relating to commercial accounts in Japan ($3,127,000) and a domestic customer purchasing from ETC-PZL ($1,195,000). Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
          Gross profit for the thirty-nine week period ended November 23, 2007 was $2,660,000 as compared to $2,538,000 in the same period of fiscal 2007, a slight increase of $122,000 or 4.8%. This increase reflected the aforementioned higher sales level which was only partially offset by a slight (1.2 percentage point) decrease in the gross profit rate as a percent of sales.
Selling and Administrative Expenses
          Selling and administrative expenses for the thirty-nine week period ended November 23, 2007 were $8,219,000 as compared to $7,204,000 in the same period of fiscal 2007, an increase of $1,015,000 or 14.1%. The increase primarily reflected higher claim and legal costs resulting from the U.S. Navy claim issue.
Claim Settlement Costs
          Claims settlement costs consist of a write off of claims and contract accounts receivables of $89,000 in fiscal 2008 and $3,004,000 for a reserve against a claim receivable of an equivalent amount in fiscal 2007 and a reserve for a tentative settlement payment to the U.S. Government of $3,550,000. (See Note 1. Subsequent Events in the accompanying Notes to the Consolidated Financial Statements.)
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $355,000, which is net of monies due under a NASA grant of $232,000, for the thirty-nine week period ended November 23, 2007 as compared to $529,000 for the same period of fiscal 2007. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
          Interest expense for the thirty-nine week period ended November 23, 2007 was $1,146,000 as compared to $857,000 for the same period of fiscal 2007, representing an increase of $289,000 or 33.7%. The increase reflected higher interest expense reflecting new borrowings and higher amortization expense related to the beneficial feature of the Company’s subordinated debt and the value assigned to warrants which were issued with the subordinated debt as part of the Company’s February 2003 Refinancing.
Other Income/Expense, Net
          Other income/expense, net, was a net expense of $102,000 for the thirty-nine week period ended November 23, 2007 (fiscal 2008) versus a net income of $36,000 for the same period of fiscal 2007, an increase of $138,000. This increase primarily reflected foreign exchange losses in our Polish subsidiary coupled with higher franchise taxes and bank charges in ETC Southampton.
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
          As a stipulation for Lenfest’s guarantee, we repaid $4,000,000 owed to Lenfest pursuant to certain unsecured promissory notes. At November 23, 2007, the Company had $436,000 available under the line of credit.
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
          Subsequent Events
          On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC will not request more than $10 million in the aggregate (the “Lenfest Letter Agreement”). All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of AMEX, if required. ETC’s objective will be to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.
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
          We believe that existing cash balances at November 23, 2007, cash generated from operating activities, future availability under the Credit Agreement and the Lenfest Letter Agreement will be adequate to meet our future obligations through at least June 30, 2009.
          During the thirty-nine weeks ended November 23, 2007, operating activities required $4,143,000 of our cash versus $8,351,000 for the corresponding prior period. This improvement reflected significant cash generated from all current liability categories aided by less usage for costs and estimated earnings in excess of billings on uncompleted long-term contracts. Partial offsets were increased usages for the allowance for accounts receivables, inventories and the net loss.
          Our investing activities required $3,694,000 during the thirty-nine weeks ended November 23, 2007, consisting primarily of the continued construction of our NASTAR center versus $283,000 for the corresponding period of the prior year. This increase reflected a ramp-up of construction activities and the manufacturing of demonstration simulators for our NASTAR Center coupled with higher capitalized software for our advanced tactical fighter systems technology.
          Our financing activities generated $6,482,000 during the thirty-nine weeks ended November 23, 2007 primarily reflecting the borrowing of $8,810,000 under the PNC Line of Credit (See Note 5. Long-Term Debt and Credit Obligations in the accompanying Notes to the Consolidated Financial Statements.)Additionally, although the Company received $3,300,000 from the issuance to Lenfest of Series C Preferred Stock, these proceeds were restricted solely for use to partially fund the tentative settlement payment with the U. S. Navy.
Backlog
          Our sales backlog at November 23, 2007 and February 23, 2007, for work to be performed and revenue to be recognized under written agreements after such dates, was $40,590,000 and $13,564,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at November 23, 2007 and February 23, 2007, for work to be performed and revenue to be recognized after such dates under written agreements was $1,266,000 and 1,276,000, respectively. Of the November 23, 2007 sales backlog, we have contracts totaling approximately $25,408,000 for aircrew training contracts including $16,076,000 for Saudi Arabia and $4,189,000 for Turkey.
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
          (b) Management’s Assessment of ETC’s Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of November 23, 2007 and we do not expect to have all of our material weaknesses corrected until August 29, 2008, which is the end of the Company’s second quarter of fiscal 2009,
          Material Weaknesses
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
U.S. Navy — See Note 1 — Subsequent Events in the accompanying Notes to the Condensed Consolidated Financial Statements.
Walt Disney World Co.
          In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and ETC (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleges damages in ranging form $36 million to $65 million plus punitive damages (collectively, the “2003 Litigation”). In December 2005, EnTCo filed a second lawsuit against Disney, alleging breach of confidentiality and unfair trade practices (the “2005 Litigation”). The 2003 Litigation has been stayed until the 2005 Litigation is ready for trial. We believe that we have valid defenses to the counterclaims asserted by Disney in the 2003 Litigation. We are not able to predict the outcome of the 2003 Litigation. On March 26, 2008, the Court granted summary judgment in favor of Disney and against the Company and dismissed the Company’s claim in the 2005 Litigation. On April 7, 2008, the Company filed a motion for reconsideration asking the Court to reconsider its March 2008 decision in the 2005 Litigation. The motion for reconsideration had not been decided as of the filing date of this Quarterly Report on Form 10-Q.
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