Form 10-K
period 2008-02-29
ENVIRONMENTAL TECTONICS CORP
filed 2008-05-29
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended February 29, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐     No ☑
     As of August 24, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18,148,000 based upon the closing sale price of the registrant’s common stock on the American Stock Exchange of $3.25 on such date. See footnote (1) below.
     As of May 13, 2008, there were 9,035,355 shares of the registrant’s common stock issued and outstanding.
Index to Exhibits appears after page 30 of this Report.
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
Failure to Meet Financial Covenants under Credit Agreement
          On July 31, 2007, the Company entered into a revolving credit agreement (the “Credit Agreement”) in order to refinance its indebtedness with PNC Bank, National Association (“PNC”) in the aggregate amount of up to $15,000,000. This Credit Agreement is a replacement of a credit facility originally entered into with PNC in February 2003.
          The Credit Agreement contains affirmative and negative covenants for transactions of this type, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. Under the Credit Agreement, the Company must maintain a minimum Consolidated Tangible Net Worth of $9,000,000 at the end of each fiscal quarter. At February 29, 2008, the Company failed to meet the Consolidated Tangible Net Worth financial covenant. Additionally, under the Credit Agreement, the Company’s events of default include the obligations of Lenfest as guarantor of the line of credit. Lenfest failed to deliver certain financial statements to the bank within the required time as specified in the Credit Agreement, which also was an event of default under the Agreement. On May 29, 2008 the Company received a waiver from PNC Bank, effective for the period ended February 29, 2008. The waiver does not extend beyond February 29, 2008. The Company has also agreed that Lenfest shall deliver certain additional financial statements on or before October 31, 2008, and failure to do so shall constitute an event of default. Management believes that the Bank will not exercise their rights under the default provisions as contained in the Credit Agreement. Lenfest is a guarantor of the Company’s borrowings under the Credit Agreement. If the Bank exercises its right to call the Loan the Lenfest Guarantee will become enforceable. As noted earlier, Lenfest is a guarantor of the Company’s borrowings under the Credit Agreement and has agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of AMEX, if required. ETC’s objective will be to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.

ENVIRONMENTAL TECTONICS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
FEBRUARY 29, 2008
TABLE OF CONTENTS

PART I	1
Item 1. Business	1
Item 1A. Risk Factors	6
Item 2. Properties	11
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	13
PART II	14
Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters	14
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 8. Financial Statements and Supplementary Data	16
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 9A. Controls and Procedures	16
PART III	18
Item 10. Directors and Executive Officers of the Registrant	18
Item 11. Executive Compensation	21
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13. Certain Relationships and Related Transactions and Director Independence	27
Item 14. Principal Accounting Fees and Services	30
PART IV	31
Item 15. Exhibits and Financial Statement Schedules	31
SIGNATURES	34
EXHIBIT INDEX	35
EXHIBIT 13	1
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Report of Independent Registered Public Accounting Firm	16
Consolidated Balance Sheets as of February 29, 2008 and February 23, 2007	17
Consolidated Statements of Operations for the 53 week period ended February 29, 2008 and the 52 week period ended February 23, 2007	18
Consolidated Statements of Changes in Stockholders’ Deficiency for the 53 week period ended February 29, 2008 and the 52 week period end February 23, 2007	19
Consolidated Statements of Cash Flows for the 53 week period ended February 29, 2008 and the 52 week period ended February 23, 2007	20
Notes to the Consolidated Financial Statements	21
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
          In this report all references to “ETC,” “we,” “us,” or “our,” mean Environmental Tectonics Corporation and our subsidiaries.
          References to fiscal 2007 or the 2007 fiscal year are references to the year ended February 23, 2007. References to fiscal 2008 or the 2008 fiscal year are references to the year ended February 29, 2008.
PART I
Item 1. Business
          We were incorporated in 1969 in Pennsylvania and are principally engaged in the design, manufacture and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans and equipment and to control, modify, simulate and measure environmental conditions. These products include aircrew training systems (aeromedical, tactical combat and general), disaster management training systems and services, entertainment products, sterilizers (steam and gas), environmental testing products and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies. The Company considers its business activities to be divided into two segments: Training Services Group (TSG) and the Control Systems Group (CSG). Product categories included in TSG are pilot training and flight simulators, disaster management systems and entertainment applications. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support.
Marketing
          We currently market our products and services primarily through our sales offices and employees. At February 29, 2008, approximately 29 employees were committed to sales and marketing functions. We use branch offices in England, Turkey, Egypt, Singapore, the United Arab Emirates, Malaysia and Japan as well as the services of approximately 100 independent sales organizations in seeking foreign orders for our products.
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
          Within the TSG segment, product development emphasizes additional functionality and fidelity, enhancing control systems and software graphics and exploring commercial possibilities. Our product development efforts are as follows:
     Tactical Flight Combat and G-force / Disorientation Trainers.
          In response to the ongoing market budgetary constraints for pilot G-force training and spatial disorientation, in 2004 we began incorporating tactical combat flight capabilities into our human centrifuge technology. Dubbed the Authentic Tactical Fighting System (ATFS), this product was the first fully “flyable” centrifuge-based tactical maneuvering ground based simulator. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high G-force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We continued development of this technology through fiscal 2008 including incorporating some of this functionality into our GYROLAB products.
     Advanced Disaster Management Simulator (ADMS).
          During fiscal 2008, our simulation division continued development of its software-driven disaster scenario products. ETC-PZL, our Polish subsidiary, performed extensive effort on the ADMS software platform (Core 4 generation) while engineers in our Orlando, Florida, branch office continued to expand our library of visual environments and incidents. We now offer training in aircraft accidents, hazardous material incidents, train and tunnel incidents, major traffic accidents, structural fires in high-rise, commercial, industrial and apartment buildings, large wildfires, terrorist attacks, bomb threats and explosions and school shootings.
          In March 2008, we were contracted by the New York City Office of Emergency Management to supply a multi-station ADMS COMMAND, our most advanced training system. This contract includes a turnkey, multi-discipline team-training system with a comprehensive library of customized training scenarios. Our simulators will become an integral component of the overall Citywide Incident Management System (CIMS) Training Program for New York City. We also continued work on a contract with the Pennsylvania Southeast Region Counter-Terrorism Task Force (CTTF) to provide an ADMS-TEAM training system.
          Internationally, we expanded our presence with sales to Düsseldorf, Germany and Hong Kong.
          We will continue to enhance product applications by adding additional software objects and increasing interactivity between the various disaster scenarios.
Subsidiaries
          We presently have four operating subsidiaries. Entertainment Technology Corporation, our wholly owned subsidiary, is a Pennsylvania corporation that focuses on the development, manufacturing and distribution of our entertainment products. ETC-PZL Aerospace Industries, our 95%-owned subsidiary, is a Polish corporation that manufactures simulators. ETC-Europe, our 99%-owned subsidiary, is a United Kingdom corporation that focuses on generating international sales. NASTAR Center LLC is our wholly owned Delaware subsidiary which houses our NASTAR Center and all its activities. ETC-Delaware, our wholly-owned subsidiary, is a Delaware corporation that serves as an investment holding company.
Suppliers
          The components being used in the assembly of systems and the parts used to manufacture our products are purchased from equipment manufacturers, electronics supply firms and others. Generally, with an occasionally exception, we have historically had no difficulty in obtaining supplies. Further, most of the raw materials, parts, components and other supplies which we use to manufacture our products can be obtained at competitive prices from alternate sources should existing sources of supply become unavailable.

Patents and Trademarks
     We presently hold the following patents:

Patent Number	Title	Expiration Date

5,051,094	“G-Force Trainer”	9/24/08
6,818,178 B2	“Method for High Vacuum Sterilization of Closures”	1/15/23
     We also hold a trademark on our logo, ETC®, as well as on the following products:

BARA-MED®	Medical Hyperbaric Chamber

DATAPRINT®	Digital Printer for Sterilizers

ETC®	Logo for Environmental Tectonics Corporation

GAT-II®	General Aviation Trainer

G-LAB®	Human Centrifuge/USAF Type

GYROLAB®	Spatial Disorientation Device

MRC Monster Roll Cage®	Interactive Simulator in the Nature of an Amusement Ride Machine that incorporates Virtual Reality Effects

NASTAR® CENTER	The National Aerospace Training & Research Center

THE RIDE WORKS®	(Facility for) Manufacture of Amusement and Entertainment Rides to the order and specification of others.
ETC’s UNREGISTERED (™) (SM ) TRADEMARKS/SERVICE MARKS are:

ADMS™	Advanced Disaster Management Simulator

ATFS™	Authentic Tactical Fighting System

Authentic Tactical Fighting System™	Authentic Tactical Fighting System

BARA-LAB™	Hyperbaric Chamber (other than medical)

BARA•PRESS™	Hyperbaric Chamber Software

BIG MAC™	Entertainment ride based on a multi-armed Centrifuge Device

CAS™	Conditioned Air Supply

DMI™	Disaster Management Institute

EAGLE-VISION™	Visual Performance/Procedures Trainer

EPC™	Engine Pressure Controller/Environmental System

ETC™	ETC Biomedical Systems

ETC™	Entertainment Technology Corporation

G-FET™	Human Centrifuge (U.S. Navy type)

G-FET-II™	Human Centrifuge (Malaysian Air Force type)

G-MAS™	Missile Avoidance System (Centrifuge feature)

G-POINTINGTM	Motion control algorithm feature; namely, a feature of Flight Simulators that duplicates G-force effects experienced during tactical flight in Class 9.

GRAPH MASTER PROGRAMMER™	Industrial Sterilizer Control

GUARDIAN MONITORING PACKAGE™	GMP features for Sterilizers

GYRO-1™	Multi-purpose basic Instrument Flight Trainer

GYRO-SAT™	Situational Awareness Trainer (feature of a Gyrolab)

GYROSIM™	Gyrolab as a Simulator

LANE MASTER™	Automobile Emissions Analyzer

MAC™	Entertainment Ride based on a Multi-Armed Centrifuge Device

OASIS™	Software-driven tool to build Test and Training Systems and scoring them; curriculum development, capability assessment, etc.

ProFlyer™	Commercial Flight and Navigational Procedures Trainer meeting European regulations for civilian pilot training and certification

PRO-GENESIS™	Control Unit/column for Sterilizers

ProTrainer™	Commercial Instrument Procedures Trainer meeting FAA’s PCATD requirements

SENTRY 84™	Automobile Emissions Analyzer

SMOOTH RIDE™	Computer Control Profile for Hyperbaric Chambers

TACModule™	Tactical Aircraft Configuration Module

TNET™ and/or TRAINING NET™	Computer Software for training emergency personnel in firefighting, disaster management, etc.

TESS™	Total Emissions Suppression System, EtO Sterilizer

Thrills Without Ills™	Describing ETC’s entertainment rides, particularly those utilizing ETC’s Human Centrifuge Technology, which precludes motion sickness commonly associated with motion-based entertainment rides.

VPT-1000™	Visual Procedures Trainer
Customers
          In the current fiscal year and throughout most of our history, we have made a substantial portion of our sales to a small number of customers that vary within any given fiscal year. Generally we do not depend upon repeat orders from these same customers. We sell our aircrew training systems principally to U.S. and foreign governmental agencies. Most of our CSG products (sterilizers, environmental systems and hyperbaric monoplace chambers) are sold domestically to commercial customers.
          In fiscal 2008, sales to one customer (directly and through a contractor) represented individually 10% or more of total sales, General Motors (Michigan, USA) which contributed $3,898,000 or 17.2% of total sales. International sales totaling at least $500,000 per country were made to customers in Indonesia and Thailand. Open orders for two international customers represented 51.1% of our backlog at February 29, 2008. We do not have any relationship with these customers other than as customers. We are continuing to conduct business with these customers in fiscal 2009.
Foreign and Domestic Operations and Export Sales
          During the fiscal years ended February 29, 2008 and February 23, 2007, approximately $1,828,000 (8.0%) and $586,000 (3.4%), respectively, of our net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the U.S. Government.
          During the fiscal years ended February 29, 2008 and February 23, 2007, $7,424,000 (32.7%) and $10,821,000 (62.1%), respectively, of our net revenues were attributable to export sales, including sales in our ETC-PZL subsidiary. Our customers’ obligations to us with regards to export sales are normally secured by irrevocable letters of credit based on the creditworthiness of the customer and the geographic area of the world in which they are located.

          During the fiscal years ended February 29, 2008 and February 23, 2007, $13,478,000 (59.3%) and $6,012,000 (34.5%), respectively, of our net revenues were attributable to domestic sales to customers other than the U.S. Government.
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
          We derive a large portion of our sales from long-term contracts requiring more than one year to complete. We account for sales under long-term contracts on the percentage of completion basis. See the section Critical Accounting Policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 3. Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference for an explanation of percentage of completion accounting.
          Our U.S. Government contracts contain standard terms permitting termination either for the convenience of the U.S. Government or for default. In the event of termination for convenience, we are entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit). We customarily record the amounts that we anticipate to be recovered from termination claims in income as soon as those amounts can be reasonably determined rather than at the time of final settlement. All costs applicable to a termination claim are charged as an offsetting expense concurrently with the recognition of income from the claim.
Manufacturing Facilities
          Our manufacturing facility is located on a five-acre site in Southampton, PA, northwest of Philadelphia, PA. We have approximately 64,000 square feet devoted to manufacturing, assembly and testing. Our facility includes a specially designed centrifuge bay with a foundation for testing and operating human centrifuges. ETC is ISO 9001-2000 certified.
Sales Backlog
          Our sales backlog at February 29, 2008 and February 23, 2007, for work to be performed and revenue to be recognized under written agreements after such dates, was $37,253,000 and $13,564,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at February 29, 2008 and February 23, 2007, for work to be performed and revenue to be recognized after such dates under written agreements was $1,028,000 and $1,276,000, respectively. Of the February 29, 2008 sales backlog, three product lines each represented at least 10 % of the total backlog: aircrew training systems ($24,676,000, 64.5%), environmental products ($4,266,000, 11.1%) and sterilizer products ($4,128,000, 10.8%). Two international customers in the aircrew training systems line represented $19,548,000, 79.2%, of the total aircrew training systems backlog.
          We expect to complete approximately 70% of the February 29, 2008 sales backlog prior to February 27, 2009, the end of our 2009 fiscal year. Of the February 23, 2007 sales backlog, we completed approximately 69% by February 29, 2008.
Competition
          Our business strategy in recent years has been to seek niche markets in which there is limited competition. However, in some areas of our business we compete with well-established firms, some of which have substantially greater financial and personnel resources than we have.
          Some competing firms have technical expertise and production capabilities in one or more of the areas involved in the design and production of physiological flight training equipment, environmental systems, and other specially designed products, and compete with us for this business. Awards for any particular project are determined by various factors including the technological requirements of the project, financial stability, reliability, product performance, past performance and price.
          Competition for our aeromedical products has increased in recent years. Often there are two main companies that bid on projects for which we submit bids.
          We face competition in the sale of the larger custom-designed industrial sterilizers both from other manufacturers and from our customers’ in-house production capabilities. Most of our competition for environmental products comes from small manufacturers, while the hyperbaric monoplace line has two major competitors.
          We believe that we are a significant participant in the markets in which we compete, especially where we have a technical advantage.

Compliance with Environmental Laws
          We have not incurred during fiscal 2008, nor do we anticipate incurring during fiscal 2009, any material capital expenditures to maintain compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position.
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
Employees
          On February 29, 2008, we had 259 full-time employees, of which four were employed in executive positions, 96 were engineers, engineering designers, or drafts people, 67 were administrative (sales, sales support, accounting, etc.) and clerical personnel, and 92 were engaged principally in production, operations and field support.
Item 1A. Risk Factors
RISKS PARTICULAR TO OUR BUSINESS
Our business is subject to numerous risks and uncertainties which could cause our actual operating results and developments to be materially different from those expressed or implied in any of our public announcements or filings including this Annual Report on Form 10-K for the year ended February 29, 2008. These risks and uncertainties include the following items. This list is not inclusive of all the risks and uncertainties associated with our business.
If we are not taken private through the sale transaction proposed by H. F. Lenfest, we will continue to incur the significant costs associated with being a public company and we may need to find additional sources of capital to support our business.
          In February 2008, H. F. Lenfest, a member of our Board of Directors and a significant shareholder (“Lenfest”), offered to purchase all of the outstanding shares of our common stock which he did not own. In connection with the offer, the Board of Directors formed a committee comprised of independent directors to evaluate the transaction and make a recommendation to the Board of Directors. The transaction committee has engaged a financial advisor to assist the transaction committee in evaluating the proposal. There can be no assurance that a final agreement will be reached with Lenfest or that, if a final agreement is reached, that we will receive all of the necessary approvals to complete the transaction. If we do not complete the transaction, we will continue to incur the significant costs associated with being a public company and we may need to find additional sources of capital to support our business if Lenfest is unwilling to do so.
We are not in compliance with the listing standards of the American Stock Exchange and may be subject to delisting if we are unable to regain compliance with the applicable listing standards.
     Effective with the filing of this Form 10-K for the fiscal year ended February 29, 2008, we have regained compliance with certain listing standards of the American Stock Exchange. We had been out of compliance with the AMEX listing standards as a result of our failure to file certain reports with the SEC. However, as of February 29, 2008, our net equity totaled less than $6 million. Accordingly, we are not in compliance with Section 1003 of the AMEX Company Guide, which requires listed companies including ETC to have a minimum net equity of $6 million since we have had losses from operations of in our five most recent fiscal years. We are considering what actions we can take, if any, to regain compliance with this listing standard. If we are unable to meet the net equity requirements, it is possible AMEX may initiate delisting proceedings and our common stock may be delisted from trading on the American Stock Exchange. If it were to be delisted, our common stock would be quoted on the Over-The-Counter Bulletin Board if we are current with our SEC reporting obligations and meet the standards for trading on the Over-The-Counter-Bulletin-Board. Otherwise, it is expected that our common stock would be quoted on the Pink Sheets. The trading of our common stock on the Over-The-Counter Bulletin Board or the Pink Sheets will likely have the effect of making purchases and sales more difficult as well as decrease the price of our common stock.
If we cannot identify sufficient funds to operate our business, our results of operations and financial condition would be materially adversely affected.

          Since 2003, Lenfest has provided significant funds in the form of subordinated debt, preferred stock, promissory notes, commitments and guarantees which we have used to operate our business. Lenfest has also personally guaranteed our obligations to our commercial lender and has agreed to fund all requests for funds to support our operations through June 30, 2009, on terms and conditions to be mutually agreed upon, provided that we may not request more than $10 million in financing. Lenfest has agreed, if required, to guarantee our performance under certain contracts. If Lenfest is unable or unwilling to fund our operations and/or guarantee other obligations of ours and we were unable to identify a suitable funding source to replace the financing provided by Lenfest, our results of operations and financial condition would be materially adversely affected.
We continue to have major litigation and claims in process and these require a significant amount of management time and effort. Additionally, legal costs are a major portion of our general and administrative spending, thus redirecting funds from other operating activities.
          During fiscal 2008, we settled our outstanding litigation with the U.S. Navy and continued our litigation with Disney. Legal and claims costs in fiscal 2008 were approximately $5.2 million or 34% of total general and administrative spending and 23% of sales. In addition to the actual costs of litigation, including the $3.55 million paid by us to settle the U. S. Navy matter (See Note 1 — Restatement of Previously Issued Financial Statements in the accompanying Notes to the Consolidated Financial Statements), members of management have devoted, and will continue to devote, significant time and effort to these issues. See Item 3 (Legal Proceedings) for further information on our litigation.
There is a risk of an unfavorable outcome in litigation and resulting negative financial impact on our operating results.
          During fiscal 2008, we agreed to forgo our recorded $3.4 claim receivable and pay $3.55 million to settle our dispute with the U.S. Navy. Also, in our Disney litigation, we have been counter-sued for an amount in excess of $65 million. While we believe we have valid defenses to Disney’s counterclaims and intend to vigorously defend ourselves against these counterclaims, an unfavorable outcome would result in a material adverse effect on our financial position.
Our sources of revenues are not consistent; in any given fiscal year a substantial portion of our revenues is derived from a small number of customers that may not be recurring customers in future years.
          In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of customers. In fiscal 2008, one customer represented approximately 17% of total sales. In fiscal 2007, we generated approximately 19% of our revenues from sales to one customer. Two customers accounted for 51% of our sales backlog at February 29, 2008. We cannot be certain that our most significant customers at any point in time will continue to order our products and services at the same level at which they have ordered them in the past. Due to the expensive nature and highly specialized market for our products and services, if any of these customers stops purchasing our products and services and we are unable to identify new customers in a timely manner, our business will be adversely affected.
Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations.
          We have a significant amount of indebtedness. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. During fiscal 2008 and 2007, we experienced negative cash flows from operations of approximately $3.5 million and $7.0 million, respectively. At May 9, 2008, our total long-term debt was $19.6 million.
          Our ability to make debt payments depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control. Based upon our current level of operations and anticipated growth, we believe that cash on hand, future availability under the PNC line of credit and the commitment from Lenfest to fund ETC’s operations, will be adequate to meet our future obligations through at least June 30, 2009. There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to pay our debts or to make necessary capital expenditures, that we will be successful in negotiating new financial arrangements, or that any refinancing of debt would be available on commercially reasonable terms.
          Our substantial indebtedness could have important consequences including:
•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be impaired or unavailable;

•	a portion of cash flow may be required to pay interest expense, which will reduce the funds that would otherwise be available for operations and future business opportunities;

•	a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements and force us to reduce or modify our operations;

•	our significant debt may make us more leveraged than our competitors, which may place us at a competitive disadvantage;

•	our significant debt may make us more vulnerable to a downturn in our business or in the economy generally;

•	some of our existing debt contains financial and restrictive covenants that limit our ability to borrow additional funds, acquire and dispose of assets, and pay cash dividends;

•	our subordinated debt bears a relatively high interest rate, reflecting the unsecured nature and correspondingly higher risk associated with this type of financing. This results in higher interest expense and potential use of cash; and

•	currently our debt bears interest rates which are fixed for short periods of time. However, interest rates on this debt are subject to adjustment at various times based on market conditions and thus will vary with the prime rate of interest. Additionally, it is expected that any additional debt which we might incur would carry a floating rate. If this were the case, any increases in the applicable prime rate of interest would reduce our earnings.
          See the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.
We have introduced a new business model in one of our divisions. If customers do not purchase these services from us, our business will suffer.
          In a major re-engineering of our aeromedical business, we have shifted our business model from primarily relying on producing aeromedical products to a combination of equipment contracts and providing both tactical combat flight training and G-force instruction. In fiscal 2008, we opened the National Aerospace Training and Research Center. This center is an integrated pilot training center offering a complete range of aviation training and research support for military jet pilots and civil aviation as well as space travel and tourism. We have invested and continue to invest a significant amount of capital and resources in creating the NASTAR Center and we cannot be certain that we will generate enough training revenues to recoup the major investment we have made.
          We cannot be certain that we will be successful in this new approach of marketing training services. If we are unsuccessful in selling our services, our business will suffer.
We need to attain validation from the U.S. defense agencies of our Authentic Tactical Fighting Systems technology.
          A challenging issue for our ATFS technology has been marketing this technology to the world’s defense agencies. This is a new technology that goes contrary to conventional training belief that tactical flight and combat skills can only be learned in a flying aircraft. During fiscal 2008 we received awards from the U.S. Navy and the U.S. Air Force to develop Tactical Aircraft Configuration Modules (TacModules) to support research in our ATFS high performance human centrifuge. The ultimate goal is validation of this technology and its applicability to supplant flight training with ground based simulation. At this point we cannot be certain that we will be able to overcome the conventional thinking on training nor achieve an acceptable level of validation with respect to the applicability and efficacy of ATFS training.
Our operations involve rapidly evolving products and technological change.
          The rapid change of technology is a key feature of most of the industries in which our businesses operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through both customer-funded and internally funded research and development, and we expect this practice will continue to be required in the future. We cannot guarantee that we will continue to maintain comparable levels of research and development nor that this development will be customer-funded in the same ratio going forward. Reinvestment of operating funds and profits in an amount greater than currently earned may be required. Even so, we cannot be assured that we will successfully identify new opportunities and continue to have the financial resources required to develop new products profitably. At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.
Delays in the delivery of our products may prevent us from invoicing our costs and estimated earnings on uncompleted contracts.
          In accordance with generally accepted accounting principles for long-term contracts, under the percentage of completion (“POC”) accounting method, due to timing differences we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At February 29, 2008, this asset totaled $3.4 million. Although a significant portion of these costs have been billed and collected since fiscal year-end, we cannot bill additional amounts unless and until we meet certain contractual milestones related to the production, delivery and integration of our products. Typically, there will be a lag ranging from six to twenty-four months between performance and associated costs for these types of projects and billing and collection of payments. Our failure to meet these milestones by delivering and integrating our products in a timely manner may impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.
In the event we suffer production delays, we may be required to pay certain customers substantial liquidated damages and other penalties.
          The variety and complexity of our high technology product lines require us to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated equipment and performing highly technical calculations. The processes of planning and managing production, inventory levels and delivery schedules are also highly complex and specialized. Many of our products must be custom designed and manufactured, which is not only complicated and expensive, but can also require long periods of time to accomplish. Slight errors in design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, which may have an adverse impact on our business.
Our fixed-price and cost-reimbursable contracts may commit us to unfavorable terms.
          Historically, we have provided our products and services primarily through fixed-price contracts. Fixed-price contracts provided approximately 86% of our sales for the fiscal year ended February 29, 2008 and 92% of our sales for the fiscal year ended February 23, 2007. Under a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Therefore, unless there are customer-requested changes in scope or other changes in specifications which are reimbursable, we fully absorb cost overruns on fixed-price contracts and this reduces our profit margin on the contract. These cost overruns may result in us recognizing a loss on the contract. A further risk associated with fixed-price contracts is the difficulty of estimating sales and costs that are related to performance in accordance with contract specifications. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract reduce our profitability and may cause us to incur a loss on the project.
Our contracts and subcontracts that are funded by the U.S. Government or foreign governments are subject to government regulations, audits and other requirements.
          Government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition or results of operations or increase the costs of competing for or performing government contracts. If we violate any of these regulations, then we may be subject to termination of these contracts, imposition of fines or exclusion from government contracting and government-approved subcontracting for some specific time period. During fiscal 2008, we agreed to settle a matter with the U.S. Navy by forgoing our claim for additional payment (a reserve for $3.0 million was recorded for this matter in fiscal 2007) and agreeing to pay $3.55 million. Additionally, we received a notice of suspension from the U. S. Navy in October 2007 which rendered us ineligible to solicit or receive additional government contracts. The suspension was lifted in December 2007.
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
          Although significant portions of our revenues are generated from the sale of our services and products in commercial markets, we cannot assure you that we will be able to compete successfully in these markets. Most of our commercial contracts contain fixed pricing which subjects us to substantial risks relating to unexpected cost increases and other factors outside of our control. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts.

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
          Our international business activities expose us to a variety of risks. Our international business, accounted for approximately 33% of our sales in fiscal 2008 and 62% of our sales in fiscal 2007. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future. Our international business experiences many of the same risks our domestic business encounters as well as additional risks such as:
•	the effects of terrorism;

•	currency exchange rate fluctuations;

•	a longer and more complicated collections cycle;

•	a high degree of corruption in some countries;

•	a general decline in the strength of the global economy;

•	the effect of foreign military or political conflicts and turmoil;

•	U.S. foreign policy decisions;

•	the extent, if any, of anti-American sentiment;

•	changes in foreign governmental trade, monetary and fiscal policies and laws;

•	export controls; and

•	political and economic instability.
          The majority of our contracts which originate from ETC-Southampton are denominated in U.S. dollars. Except for intercompany work, and contracts with U.S. based companies, most of our contracts which originate from ETC-PZL are in Polish Zlotys.
          Since most of our production and administrative costs are based in U.S. dollars, the continued weakening of the U.S. dollar currency versus other international currencies may make our pricing un-competitive when compared to foreign local in-country competitors.
          Although we may be exposed to currency fluctuations, we are not engaged in any material foreign currency hedging activities to offset this risk. With respect to currency risk, where we have a large on-going contract which is denominated in a foreign currency, we often establish local in-country bank accounts and fund in-country expenses in the local currency, thus creating a “natural” currency hedge for a portion of the contract.
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
          In order to comply with the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange listing standards and rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retain additional outside legal, accounting and advisory services, all of which have caused and will continue to cause our general and administrative costs to increase. These and other costs of operating as a public company totaled approximately $1.2 million in fiscal 2008. We anticipate that public company costs will continue to constitute a significant portion of our general and administrative spending for so long as our stock is publicly traded. Although we have not experienced any director and officer liability claims, these premiums are a significant part of our business insurance premiums and may increase as a result of the (i) high claims rates insurers have incurred with other companies over the past years (ii) the high stock ownership position of some of our non-affiliated shareholders, and (iii) our reduced operating performance. All of these increased costs have had and will continue to have a material adverse effect on our operating results.
Our operations could be hurt by terrorist attacks, war and other activities or occurrences that make air travel difficult or reduce the willingness of our commercial airline customers to purchase our simulation products.

          As stated above, international sales accounted for 33% and 62% of our revenues for fiscal years 2008 and 2007, respectively. In the event terrorist attacks, war or other activities or occurrences make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline.
          Geo-political and other factors may also limit or restrict our employees’ ability to gain entrance to foreign locations to sell products or perform contract services.
There is limited trading activity in our common stock which could make it difficult for our investors to sell their shares of our common stock.
          Our common stock is listed on the American Stock Exchange. Our average daily trading volume on the American Stock Exchange during fiscal 2008 was 8,053 shares; on the consolidated markets (which includes shares traded on the American Stock Exchange), the average daily volume was 13,670 shares. This limited trading activity may make it difficult for investors to sell larger blocks of our common stock at prevailing prices as there are generally a small number of participants in the market for our common stock and such sales may lower the market price of our common stock. In the event that our common stock is delisted from the American Stock Exchange, it may be more difficult to buy and sell our common stock.
The market price of our common stock may be volatile.
          The market price of securities of thinly traded public companies has historically faced significant volatility. Although our common stock is currently traded on the American Stock Exchange, it does not experience a significant average daily trading volume. Accordingly, if one stockholder elects to either purchase or sell a block of our common stock, it may have a significant effect on the price of our common stock. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:
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
          Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. Due to all of the foregoing factors, our results of operations may fall below the expectations of our investors in a particular period. In this event, the price of our common stock may decline.
Our officers and directors own a significant amount of our common stock which permits them to exert significant influence over the direction of our business and affairs.
          As of May 15, 2008, our directors and executive officers own an aggregate of approximately 57% on a fully converted basis of our outstanding common stock. Accordingly, our directors and executive officers, if they act together, will be able to exert control over the direction of our business and affairs.
Item 2. Properties
          We own our executive offices and principal production facilities located on a five acre site in the County Line Industrial Park, Southampton, Pennsylvania in an approximately 92,000 square foot steel and masonry building. Approximately 64,000 square feet of the building is devoted to manufacturing, our NASTAR training center occupies approximately 22,000 square feet, and approximately 5,000 square feet of this building is devoted to office space. The original building was erected in 1969 and additions were most recently made in 2001. Additionally, we rent office space at various sales and support locations throughout the world and in Warsaw, Poland at ETC-PZL Aerospace Industries, our Polish subsidiary.
          We consider our machinery and plant to be in satisfactory operating condition. Increases in the level of operations beyond what we expect in the current fiscal year might require us to obtain additional facilities and equipment.

Item 3. Legal Proceedings
U.S. Navy
          In May 2003, the Company filed a certified claim with the Department of the Navy (the “Government”) seeking costs totaling in excess of $5.0 million in connection with a contract for submarine rescue decompression chambers. On July 22, 2004, the Navy’s contracting officer issued a final decision denying the claim in full. In July 2005, the Company converted this claim into a complaint which the Company filed in the United States Court of Federal Claims. On June 14, 2007, the Government amended its filings to add counterclaims pursuant to the anti-fraud provisions of the Contract Disputes Act, the False Claims Act, and the forfeiture statute. On June 27, 2007, the Company and the Government filed a Joint Motion to Dismiss with prejudice all of the Company’s claims against the Government, which motion was granted on June 28, 2007. Additionally, the Company agreed to pay to the Government $3.55 million ($3.3 million recorded in the first quarter of fiscal 2008 and $250,000 recorded in the second quarter of fiscal 2008) and transfer the submarine rescue decompression chambers to the Navy. In February 2008, the Government approved the settlement. As of May 14, 2008, the Company has made all payments required under this settlement agreement and has delivered the chambers to the Navy.
          On October 2, 2007, the Company was suspended by the Department of the Navy from soliciting work for the federal government pursuant to the Federal Acquisition Regulation. Effective December 12, 2007, the Department of the Navy lifted the Company’s suspension pursuant to the execution by the Company and the Department of the Navy of an Administrative Agreement. In accordance with the Administrative Agreement, the Company has established and implemented a program of compliance reviews, audits and reports. See Note 1 — Restatement of Previously Issued Financial Statements in the accompanying Notes to the Consolidated Financial Statements.
Walt Disney World Co.
          In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and ETC (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleges damages ranging from $36 million to $65 million plus punitive damages (collectively, the “2003 Litigation”). In December 2005, EnTCo filed a second lawsuit against Disney, alleging breach of confidentiality and unfair trade practices (the “2005 Litigation”). The 2003 Litigation has been stayed until the 2005 Litigation is ready for trial. We believe that we have valid defenses to the counterclaims asserted by Disney in the 2003 Litigation. We are not able to predict the outcome of the 2003 Litigation. On March 26, 2008, the Court granted summary judgment in favor of Disney and against the Company and dismissed the Company’s claim in the 2005 Litigation. On April 7, 2008, the Company filed a motion for reconsideration asking the Court to reconsider its March 2008 decision in the 2005 Litigation. The motion for reconsideration had not been decided as of the filing date of this Annual Report on Form 10-K.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were presented to our stockholders during the fourth quarter of fiscal 2008.

PART II
Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters
          On April 7, 2006, ETC entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Lenfest. The Lenfest Equity Agreement, which was to end on October 6, 2007, permitted us to unilaterally draw down up to $15 million in exchange for shares of our newly created Series B Cumulative Convertible Participating Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Series B Preferred Stock will be convertible, at Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which will be set on the day of each draw down. The Conversion Price was equal to the closing price of our common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns were not permitted on any day when the Conversion Price was less than this floor price. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Series B Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Lenfest Equity Agreement also allows us to redeem any outstanding Series B Preferred Stock any time within its six-year term of the Lenfest Equity Agreement. Any issued and outstanding Series B Preferred Stock will vote with the ETC common stock on an as converted basis. The Lenfest Equity Agreement was terminated on July 31, 2007 upon execution of the credit agreement with PNC Bank (see following).
          In connection with the execution of the Lenfest Equity Agreement, in April 2006 we drew down $3 million by issuing 3,000 shares of Series B Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, we drew down an additional $3 million by issuing 3,000 shares of Series B Preferred Stock at a conversion price equal to $6.68 per common share. In each instance, the proceeds were used for general corporate purposes.
          On August 23, 2007, the Company entered into the Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Lenfest, pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Cumulative Convertible Participating Preferred Stock (“Series C Preferred Stock”) to Lenfest for $3,300,000. The proceeds from the issuance of the Series C Preferred Stock were restricted solely for use to partially fund a settlement with the U.S. Navy. The proceeds are presented in the accompanying Consolidated Balance Sheets as Restricted Cash.
          The Series C Preferred Stock is convertible by Lenfest at any time into shares of ETC’s common stock at a conversion price of $3.03 per share based on the closing price for ETC’s common stock on August 22, 2007, the trading day immediately prior to the issuance. The Series C Preferred Stock votes with ETC’s common stock on an as-converted basis and is fully convertible into 1,089,108 shares of ETC common stock. The Series C Preferred Stock automatically converts into ETC common shares on the fifth anniversary of the Acquisition. It carries an annual dividend rate of ten percent (10%).
          ETC granted Lenfest certain demand and “piggy back” registration rights pursuant to a Registration Rights Agreement with respect to the shares of common stock issuable upon conversion of the Series C Preferred Stock.
          In connection with Lenfest’s investment in the Series C Preferred Stock, ETC agreed to amend the terms of the Series B Preferred Stock to (i) increase the annual dividend rate to 10%, (ii) provide for immediate conversion into common stock at the option of Lenfest, and (iii) to remove ETC’s right to redeem the Series B Preferred Stock.
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
          On March 11, 2008, ETC entered into Amendment No. 1 to Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and First Amendment to Senior Subordinated Convertible Note (the “Note Amendment”) with Lenfest with respect to that certain Convertible Note and Warrant Purchase Agreement, dated as of February 18, 2003, by and between ETC and Lenfest (the “Convertible Note and Warrant Purchase Agreement”). Under the terms of the Purchase Agreement Amendment, ETC and Lenfest agreed to amend the financial covenants set forth in the Convertible Note and Warrant Purchase Agreement so that they are the same as the financial covenants contained in ETC’s credit agreement with PNC, dated as of July 31, 2007. Under the terms of the Note Amendment, the maturity date of the convertible promissory note in the principal amount of $10,000,000 issued by ETC to Lenfest pursuant to the Convertible Note and Warrant Purchase Agreement was extended from February 18, 2009 to March 1, 2010. The effective date of the Purchase Agreement Amendment and the Note Amendment is February 19, 2008.
          Our common stock is traded on the American Stock Exchange under the symbol “ETC.” As of May 13, 2008, the Company had 287 shareholders of record.

          The following table sets forth the calendar quarter ranges of high and low sale prices for shares of the common stock for the periods indicated.

	Sale Prices
	High	Low
Fiscal 2008
First Quarter	$4.78	$3.26
Second Quarter	3.29	2.21
Third Quarter	3.94	2.15
Fourth Quarter	2.50	1.50

Fiscal 2007
First Quarter	$5.54	$4.60
Second Quarter	7.39	5.16
Third Quarter	6.39	4.71
Fourth Quarter	4.86	3.19
          On May 19, 2008, the closing price of our common stock was $2.28. We have never paid any cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future. Our current subordinated debt agreement with Lenfest prohibits the payment of any dividends without Lenfest’s prior written consent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          See information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
          See the information appearing under the headings “Consolidated Financial Statements” and “Notes to the Consolidated Financial Statements” in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          On November 28, 2007, Grant Thornton LLP (“Grant”), the independent registered public accounting firm for the Company, resigned. In connection with its resignation, Grant advised the Audit Committee of the Company’s Board of Directors (“Audit Committee”) that the reason for its resignation is that information has come to Grant’s attention that has led it to no longer be able to rely on management’s representations and has made it unwilling to be associated with the financial statements prepared by management. In July 2007, the Audit Committee commenced an internal investigation after the Company was notified in June 2007 of the Department of the Navy’s counterclaims related to the Company’s claim in connection with the contract for its submarine rescue decompression project. In November 2007, the Audit Committee and its counsel informed Grant of certain results of that investigation.
          On January 30, 2008, the Company’s Audit Committee engaged Friedman LLP as the Company’s registered public accounting firm.
Item 9A. Controls and Procedures
          (a) Evaluation of Disclosure Control and Procedures
          As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
          (b) Management’s Assessment of ETC’s Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of February 29, 2008 and we do not expect to have all of our material weaknesses corrected until August 29, 2008, which is the end of the Company’s second quarter of fiscal 2009.
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
          On May 29, 2008 the Company filed contemporaneously with the Annual Report on Form 10-K the previously not filed Quarterly Reports on Form 10-Q for the fiscal quarters ended May 23, 2007, August 24, 2007 and November 23, 2007.
          Additional highly skilled staff has been hired in the Company’s accounting department.
          Should additional control deficiencies or material weaknesses be identified, they may have an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.
          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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

PART III
Item 10. Directors and Executive Officers of the Registrant
The following table sets forth certain information, as of May 13, 2008, with respect to our directors and executive officers:

		Served as Director
Name	Age	or Officer Since (1)	Positions and Offices
William F. Mitchell (2)	66	1969	Chairman of the Board, President and Director

Howard W. Kelley (3)	66	2002	Director

George K. Anderson, M.D. (4)	62	2003	Director

H.F. Lenfest (5)	78	2003	Director

Alan M. Gemmill (6)	61	2006	Director

Duane D. Deaner (7)	60	1996	Chief Financial Officer

(1)	Directors are elected for one-year terms.

(2)	Mr. Mitchell has been our Chairman of the Board, President and Chief Executive Officer since 1969, except for the period from January 24, 1986 through January 24, 1987, when he was engaged principally in soliciting sales for our products in the overseas markets. Mr. Mitchell received a Bachelor of Science degree in physics from Drexel University and has completed graduate work in mechanical and electrical engineering. He is a member of the ASME and Drexel University engineering advisory boards. Additionally, he is a member of the Society of Automotive/Aerospace Engineering, the International Society of Pharmaceutical Engineering, the Undersea and Hyperbaric Medical Society, the Aerospace Medical Association, the American Society of Mechanical Engineering and the Institute of Environmental Sciences.

(3)	Mr. Kelley recently retired as President of Sally Corporation, Jacksonville, Florida, which is one of the oldest and largest designers and fabricators of animation robotics and dark ride attractions used worldwide in theme parks, museums and entertainment attractions. He remains a director of this company. Mr. Kelly is also director of American Electric Technologies, Inc. (NASDAQ: AETI). AETI is a Houston, Texas-based manufacturer of power delivery equipment for traditional and alternative energy industries. He is also currently president of Aspergantis LLC, a technology and Internet services and consulting company. He previously spent over 25 years in the broadcasting industry, including ten years in television management as a news director and later as Vice President and General Manager of Channel 12 WTLV (NBC) in Jacksonville, Florida. He is the former Chairman of the Board of Tempus Software, a medical software development firm located in Jacksonville, Florida. He has also previously served as broadcast strategic planner for a major U.S. communications company and as director of several U.S. technology firms with international business activities. In the academic arena, Mr. Kelley serves as an executive professor at the University of North Florida College of Business Administration, and is a college adjunct instructor on Internet technology and E-commerce on the Internet. He is a graduate of the University of Florida and Harvard Business School PMD.

(4)	Dr. Anderson is an experienced physician executive. He served in the Air Force as a flight surgeon, aerospace medicine staff officer, and commander of several medical organizations in Korea, Germany, and United States. He retired from active duty in the grade of Major General. Following his thirty years of military service, he transitioned to executive positions in the private sector. He served as Chief Executive Officer of the Koop Foundation from 1997 to 1998 and as Chief Executive Officer at Oceania, Inc., a medical software company, from 1999 to 2001. A period of practice as an independent medical technology consultant was followed by his current role as Executive Director of the Association of Military Surgeons of the United States (AMSUS). AMSUS, the nonprofit Society of the Federal Health agencies, operates from a headquarters located in Bethesda, Maryland.

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

Museum of Art, the Curtis Institute, and the Lenfest Foundation. Mr. Lenfest is a graduate of Washington and Lee University and Columbia Law School.

(6)	Mr. Gemmill is a retired U.S. Navy Rear Admiral. He graduated from the University of Arizona with a B.S. in Aerospace Engineering and began his flying career flying F-4 Phantoms. He graduated first in his class from U.S. Naval Test Pilot School in Patuxuent River, Maryland in 1974. After a stint as a test pilot and test pilot instructor, Mr. Gemmill then served numerous positions in Fighter Squadrons including command of F-14 Fighter Squadron 32. He commanded USS San Jose during two deployments to the Arabian Gulf during Desert Shield and Desert Storm, and then commanded the nuclear aircraft carrier USS DWIGHT D EISENHOWER. From 1995 through 1999, he served as Deputy for Readiness and then for Operations for the U.S. Pacific Command and later as Assistant Deputy Chief of Staff for Aviation, U.S. Marine Corps. His last assignment in the Navy was as Head, Aircraft Carriers Program and Head, Naval Aviation Training. Rear Admiral Gemmill has almost 4,000 flight hours and 1,000 carrier landings. He has a Master of Science in Systems Management from the University of Southern California. He is currently Director, Defense Business Services for Bearing Point of McLean, VA.

(7)	Mr. Deaner has served as our Chief Financial Officer since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995. Mr. Deaner received an MBA in Finance from Temple University and a B.A. in Mathematics from Millersville University in Pennsylvania.
Committees of the Board of Directors
          During the fiscal year ended February 29, 2008, the Board of Directors held five meetings. All members of the Board of Directors attended all of the Board meetings.
          We have three Board Committees: Audit, Compensation and Governance and Nominating. The members of each committee are identified in the following table and each committee and its function is described below.

Governance
Name of Director	Independent	Audit	Compensation	and Nominating
Howard W. Kelley	Yes	Chair	X	X

Dr. George K. Anderson	Yes	X	X	Chair

Alan Mark Gemmill	Yes	X	Chair	X

Number of Meetings Held in Fiscal Year		22	5	5
          During the fiscal year ended February 29, 2008, we had an Audit Committee consisting of Messrs. Kelley and Gemmill and Dr. Anderson. Mr. Kelley serves as the Chairman and the “financial expert” (as defined by the American Stock Exchange) and has been designated as the Audit Committee Financial Expert as defined by the rules of the Securities and Exchange Commission. In addition, all members of the Audit Committee meet the financial literacy requirements of the American Stock Exchange and are independent under the rules of the American Stock Exchange. Among other responsibilities, the Audit Committee meets (via face-to face or via telephone) with the external auditors to review and make recommendations to management concerning (if appropriate) the quarterly and annual financial results and the reports on Forms 10-Q and 10-K. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent accountants in their preparation or issuance of an audit report or the performance of other audit and review services.
          Messrs. Kelley and Gemmill and Dr. Anderson also served on our Compensation Committee during the year ended February 29, 2008, with Mr. Gemmill serving as Chairman. The Compensation Committee is charged with reviewing the compensation and incentive plans of officers and key personnel.
          Messrs. Kelley and Gemmill and Dr. Anderson also served on our Nominating and Governance Committee during the year ended February 29, 2008, with Dr. Anderson serving as Chairman. The Nominating and Governance Committee is charged with finding and recommending new Board members and with ensuring our compliance with all regulatory governance requirements.
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
Administrative Agreement
          On December 12, 2007, the Company entered into an Administrative Agreement with the United States Navy in conjunction with the lifting of a contracting suspension. This agreement includes a program of compliance reviews, audits and reports. See Note 1 — Restatement of Previously Issued Financial Statements in the accompanying Notes to the Consolidated Financial Statements.
Compliance With Section 16(a) of the Exchange Act
          Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The rules of the SEC regarding the filing of Section 16(a) reports require that we disclose “late filings” of Section 16(a) reports.
          Based solely on our review of the copies of such forms which we received, or written representations from reporting persons that no Section 16(a) reports were required for those persons, Mr. Lenfest had one late filing which resulted from an administrative error. We believe that our greater than ten percent beneficial owners complied with all applicable filing requirements.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Objectives and Philosophy of Executive Compensation
          ETC’s executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is composed of Alan M. Gemmill who serves as Chairman, George K. Anderson, M.D., MPH, and Howard W. Kelley, each of whom is independent under the relevant rules of the Securities and Exchange Commission and American Stock Exchange. The Compensation Committee is responsible for developing and implementing an executive compensation program that takes into account ETC’s business strategy, the need for highly qualified management and other relevant factors. The executive compensation program is structured to link executive compensation to the overall performance of ETC to more closely align the interests of the executive management team with the interests of ETC’s shareholders.
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
Base Salary
          Base salary levels for ETC’s executive officers are set at or below the average base salary levels paid by other companies within ETC’s peer group. William F. Mitchell, President and Chief Executive Officer, received a base salary of $225,000 in the 2008 fiscal year. Duane D. Deaner, Chief Financial Officer, received a base salary of $102,000 in the 2008 fiscal year. The Compensation Committee has responsibility for setting Mr. Mitchell’s base salary and approved Mr. Mitchell’s employment agreement at the time it was entered into. Mr. Mitchell has responsibility for setting the base salary of the other officers and employees, including the base salary of Mr. Deaner.
Short-term Incentive Compensation
          Based on the Compensation Committee’s review of ETC’s performance for the fiscal year ended February 29, 2008, and the performance of its management team, no discretionary cash incentive compensation awards were made to any officers or key employees for overall Company performance.
          During the fiscal year ended February 29, 2008, certain key employees, including Mr. Deaner, were given the opportunity to earn additional compensation of up to approximately 10% of their base salary by completing specific annual objectives tailored to their individual areas of responsibility. Under this program, in fiscal 2008 a total of $6,375 was paid to four key employees, including $1,500 paid to Mr. Deaner. This program must be re-authorized on an annual basis and is subject to cancellation at any time.
Long-Term Incentive Compensation
          ETC’s 1998 Incentive Stock Option Plan is a long-term plan designed not only to provide incentives to management, but also to align a significant portion of the executive compensation program with shareholder interests. The 1998 Incentive Stock Option Plan permits ETC to grant certain officers and employees a right to purchase shares of stock at the fair market value per share at the date the option is granted. No options were granted to executive officers and employees in fiscal 2008. In granting stock options to officers and employees, the Compensation Committee takes into account ETC’s financial performance, its long-term strategic goal of increasing shareholder value, the employee’s level of responsibility and his continuing contributions to ETC. The amount of the award to any employee is based on the employee’s base salary and the total award for any employee is limited to one percent (1%) of total outstanding shares on award date. Mr. Mitchell has never received any options to purchase shares of ETC’s common stock under this program.
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
          Given the relatively low amount of option grants made by ETC (no options were awarded in fiscal 2008), the Compensation Committee does not actively attempt to coordinate option grants based on the presence or absence of material non-public information.
Chief Executive Officer Employment Agreement
          On July 24, 2006, ETC entered into an employment agreement with William F. Mitchell pursuant to which Mr. Mitchell is employed as the President and Chief Executive Officer. Mr. Mitchell has been the Chairman of the Board, President and Chief Executive Officer of ETC since 1969, except for the period from January 24, 1986 to January 24, 1987 during which he was engaged principally in soliciting sales for ETC’s products in the overseas market. Under Mr. Mitchell’s employment agreement, he is entitled to receive a base salary of $225,000, which is subject to increase annually based on a review of Mr. Mitchell’s performance by ETC’s Board of Directors. Mr. Mitchell is also entitled to receive a bonus based on a formula and targets set forth in the CEO Plan.
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
Chief Financial Officer Employment Agreement
          On November 1, 2005, ETC entered into an employment agreement with Duane D. Deaner pursuant to which Mr. Deaner continues to be employed as the Chief Financial Officer. Mr. Deaner has been the Chief Financial Officer of ETC since 1996. Under Mr. Deaner’s employment agreement, he is entitled to receive a base salary of $102,000, which is subject to increase annually based on a review of his performance. Mr. Deaner is also entitled to receive a bonus based on specific annual objectives tailored to his individual area of responsibility.
          The original term of the employment agreement was two years and has been renewed. If ETC does not renew the employment agreement for additional two-year periods, Mr. Deaner is entitled to terminate the employment agreement and receive certain benefits under the terms of the employment agreement including, without limitation, two years of base salary, bonuses and participation in various benefit plans. The employment agreement also provides Mr. Deaner with two years of base salary, bonuses, and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Deaner terminates his employment with ETC for good reason, including a change in control of ETC, each as defined in his employment agreement.

SUMMARY COMPENSATION TABLE
          The following Summary Compensation Table sets forth the compensation of our Named Executive Officers for the fiscal years ended February 29, 2008 and February 23, 2007.

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
						Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Compensation	Earnings	Compensation		Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
William F. Mitchell[1]	2008	$225,000	—	—	—	—	—	$69,000	[2]	$294,000
Chairman of the Board,	2007	$225,000						$75,000	[3]	$300,000
Chief Executive Officer,
President and Director

Duane D. Deaner [4]	2008	$102,000	$1,500	—	—	—	—	$3,000	[5]	$107,000
Chief Financial Officer	2007	$98,000	$6,000					$3,000	[6]	$107,000
          The elements of the Summary Compensation Table are discussed in the Compensation Discussion and Analysis above.

[1]	ETC is party to an employment agreement with Mr. Mitchell, pursuant to which Mr. Mitchell serves as President and Chief Executive Officer. The terms and conditions of Mr. Mitchell’s employment agreement is summarized above under “Primary Components of Executive Compensation-Chief Executive Officer Employment Agreement.”

[2]	Consists of $54,000 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $6,000 in automobile allowance payments for Mr. Mitchell’s company automobile, $6,000 in life insurance premium payments and $3,000 contribution on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

[3]	Consists of $60,000 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $6,000 in automobile allowance payments for Mr. Mitchell’s company automobile, $6,000 in life insurance premium payments and $3,000 contribution on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

[4]	ETC is a party to an employment agreement with Mr. Deaner, pursuant to which Mr. Deaner serves as Chief Financial Officer. The terms and conditions of Mr. Deaner’s employment agreement is summarized above under “Primary Components of Executive Compensation-Chief Financial Officer Employment Agreement.”

[5]	Consists of ETC’s contribution on behalf of Mr. Deaner pursuant to ETC’s Retirement Savings Plan.

[6]	Consists of ETC’s contribution on behalf of Mr. Deaner pursuant to ETC’s Retirement Savings Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
          This table summarizes the equity awards held by our Named Executive Officers as of February 29, 2008.

		Number of
	Number of Securities	Securities
	Underlying	Underlying	Option Exercise
	Unexercised Options	Unexercised Options	Price	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	($)	Date
(a)	(b)	(c)	(e)	(f)
William F. Mitchell	—	—	—	—
Chairman of the Board,
Chief Executive Officer,
President and Director

Duane D. Deaner	10,000	—	$7.81	2/25/09
Chief Financial Officer	2,881	—	$7.375	1/03/11
	5,233	1,745	$7.24	9/15/14
	321	321	$6.07	9/21/16
Potential Payments Upon Termination or Change-In-Control
          As discussed in the Compensation Discussion and Analysis above, we entered into an employment contract with Mr. Mitchell, our Chief Executive Officer, on July 24, 2006, which provides Mr. Mitchell with three years of base salary, bonuses and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Mitchell terminates his employment with ETC for good reason, including a change in control of ETC, each as defined in his employment agreement. If ETC were to complete a transaction pursuant to which Lenfest purchases all of the common stock of ETC not currently owned by Lenfest, the change in control provision would be triggered.
          Also, as discussed in the Compensation Discussion and Analysis above, we entered into an employment contract with Mr. Deaner, our Chief Financial Officer, on November 1, 2005, which provides Mr. Deaner with two years of base salary, bonuses and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Deaner terminates his employment with ETC for good reason, including a change in control of ETC, each as defined in his employment agreement. If ETC were to complete a transaction pursuant to which Lenfest purchases all of the common stock of ETC not currently owned by Lenfest, the change in control provision would be triggered.
Compensation of Directors
          During fiscal 2008, our directors who did not serve as officers were paid a fee of $2,000 (either in cash or equivalent value of common stock of the Company) per quarter for attending Board of Directors and committee meetings. Additionally, under a plan approved by our shareholders at the 2005 Annual Meeting of Shareholders, non-employee directors may be awarded options to purchase common stock of the Company at fair market value. Pursuant to this plan, in February 2006, awards to purchase common stock were given as follows: Dr. Anderson, 50,000 options; Mr. Kelley, 25,000 options; and Mr. Gemmill, 5,000 options. No options were awarded to our directors in fiscal 2007 or fiscal 2008.

FISCAL 2008 DIRECTOR COMPENSATION TABLE

					Change in Pension
					Value and
	Fees Earned			Non-Equity	Nonqualified
	or Paid			Incentive Plan	Deferred	All Other
	in Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)[7]	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William F. Mitchell [8]	—	—	—	—	—	—	—
George K. Anderson, M.D. [9]	$8,000	—	—	—	—	—	$8,000
Alan M. Gemmill[10]	$8,000	—	—	—	—	—	$8,000
Howard W. Kelley[11]	—	$8,000	—	—	—	—	$8,000
H. F. Lenfest[12]	—	$8,000	—	—	—	—	$8,000

[7]	ETC used the closing price of its common stock on the date of grant as reported on the American Stock Exchange to compute the value of these awards.

[8]	Mr. Mitchell did not hold any options to purchase shares of our common stock as of February 29, 2008.

[9]	Dr. Anderson held options to purchase an aggregate of 50,000 shares of our common stock as of February 29, 2008

[10]	Mr. Gemmill held options to purchase an aggregate of 5,000 shares of our common stock as of February 29, 2008.

[11]	Mr. Kelley held options to purchase an aggregate of 25,000 shares of our common stock as of February 29, 2008.

[12]	Mr. Lenfest did not hold any options to purchase shares of our common stock as of February 29, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of May 13, 2008, the number of shares and percentage of our common stock owned beneficially by each director, each executive officer named in the Summary Compensation Table, and each person holding, to our knowledge, more than 5% of our outstanding common stock. The table also sets forth the holdings of all directors and executive officers as a group.

	Amount and
	Nature of		Percent
Name and Address	Beneficial		of
of Beneficial Owner	Ownership (1)		Common Stock
William F. Mitchell (2)	1,068,375	(3)	11.8%
c/o Environmental Tectonics Corporation County Line Industrial Park Southampton, PA 18966

Howard W. Kelley (4)	33,168	(5)	*
c/o Aspergantis LLC 3249 St. Johns Avenue Jacksonville, FL 32205

George K. Anderson, M.D. (4)	51,100	(6)	1.0%
8 Little Harbor Way Annapolis, MD 21403

H.F. Lenfest (4)	6,332,900	(7)	48.7%
c/o The Lenfest Group Fire Tower Bridge-Suite 460 300 Barr Harbor Drive West Conshohocken, PA 19428

Alan M. Gemmill (4)	5,200	(8)	*
941 Upper Hastings Way Virginia Beach, VA 23452

T. Todd Martin, III	999,592	(9)	11.1%
50 Midtown Park East Mobile, AL 36606

Emerald Advisors, Inc.	725,998	(10)	8.0%
1703 Oregon Pike Suite 101 Lancaster, PA 17601

Pete L. Stephens, M.D.	653,723	(11)	7.2%
31 Ribaut Drive Hilton Head Island, SC 29926

All directors and executive officers as a group (6 persons)	7,509,178	(12)	57.3%

*	less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2)	Chairman of the Board, President, Chief Executive Officer and Director of the Corporation.

(3)	Includes 45,200 shares of common stock held by Mr. Mitchell’s wife.

(4)	Director of the Company.

(5)	Includes 25,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.

(6)	Includes 50,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.

(7)	Includes 1,818,181 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000, 606,060 shares of common stock issuable upon conversion of 3,000 shares of Series B Preferred Stock issued on April 6, 2006, 449,101 shares of common stock issuable upon conversion of 3,000 shares of Series B Preferred Stock issued on July 31, 2006, and 1,089,108 shares of common stock issuable upon conversion of 3,300 shares of Series C Preferred Stock issued on August 23, 2007.

(8)	Includes 5,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.

(9)	Includes 938,692 shares of common stock owned by Advanced Technology Asset Management, LLC (formerly ETC Asset Management, LLC) (“ATAM”), a limited liability company of which T. Todd Martin, III is manager. Also includes 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 7,000 shares owned by trusts of which Mr. Martin is trustee, and 10,000 shares owned by Perdido Investors, LLC, of which Mr. Martin is the manager.

(10)	Emerald Advisors, Inc., has sole voting power with respect to 193,833 shares of common stock and sole dispositive power over 592,926 shares of common stock.

(11)	Includes 638,023 shares of common stock held jointly with Dr. Stephens’ wife and 15,700 shares of common stock held by Dr. Stephens’ children.

(12)	Includes 80,000 shares of common stock which may be acquired by members of the Board of Directors upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable, 1,818,181 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000, 606,060 shares of common stock issuable upon conversion of 3,000 shares of Preferred Stock issued on April 6, 2006, 449,101 shares of common stock issuable upon conversion of 3,000 shares of Preferred Stock issued on July 31, 2006, and 1,089,108 shares of common stock issuable upon conversion of 3,300 shares of Preferred Stock issued on August 23, 2007, all of which may be acquired by Mr. Lenfest, and 18,435 shares of common stock which may be acquired by Duane Deaner, our chief financial officer, upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable.
          For information regarding our equity compensation plans, please see the Equity Compensation Plan Information section of the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
          On February 19, 2003, ETC completed a refinancing of its indebtedness with the PNC Bank, National Association and Lenfest in the aggregate amount of $29,800,000. Pursuant to the terms of a Convertible Note and Warrant Purchase Agreement, dated February 18, 2003, between ETC and Lenfest, ETC issued to Lenfest (i) a 10% senior subordinated convertible promissory note in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of common stock. As a condition to closing the financing, ETC appointed Lenfest to its Board of Directors. On October 25, 2004, Lenfest executed a Limited Guaranty Agreement which guaranteed ETC’s $5 million Letter of Credit facility with PNC, and in connection therewith, ETC issued a Stock Purchase Warrant to Lenfest pursuant to which Lenfest was entitled to purchase up to 200,000 shares of common stock at an exercise price equal to the lesser of $4.00 per share or 2/3 of the average daily high and low of common stock during the 25 day trading period immediately preceding the date of exercise. On February 14, 2005 Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of unregistered common stock and purchased an additional 373,831 shares of unregistered common stock for approximately $2 million. Shareholder approval of this transaction was received at ETC’s 2005 annual meeting.
          On April 6, 2006, ETC entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Lenfest. The Lenfest Equity Agreement permitted ETC to unilaterally draw down up to $15 million in exchange for shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock provides for a dividend equal to six percent per annum. After three years, the Series B Preferred Stock will be convertible, at Lenfest’s request, into ETC common shares at the conversion price set on the day of each draw down. The conversion price equaled the closing price of ETC’s common stock on the trading day immediately preceding the day in which the draw down occurred, subject to a floor price of $4.95 per common share. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Series B Preferred Stock will be mandatorily converted into ETC common stock at each set conversion price. The Series B Preferred Stock will vote with the ETC common stock on an as converted basis. In connection with the execution of the Lenfest Equity Agreement, the Company drew down $3 million by issuing 3,000 shares of Series B Preferred Stock with a conversion price equal to $4.95 per share. Additionally, on July 31, 2006, ETC drew down an additional $3 million by issuing 3,000 shares of Series B Preferred Stock at a conversion price equal to $6.68 per common share.

          Effective May 9, 2007, the Company entered into a letter agreement with Lenfest (the “Lenfest Letter Agreement”) pursuant to Lenfest agreed to provide financial support to the Company in the form of a guarantee and/or provide access to funding until June 30, 2008.
          On July 31, 2007, ETC completed a refinancing of our indebtedness with PNC Bank in the aggregate amount of up to $15,000,000. This refinancing by ETC is an extension of a credit facility originally entered into with PNC Bank in February 2003. ETC’s obligations under the Credit Agreement are secured by a personal guarantee from Lenfest under a Restated Guaranty, dated July 31, 2007, made by Lenfest in favor of PNC. ETC will pay Lenfest an annual cash fee of 1% of the loan commitment for his guarantee.
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
          ETC granted Lenfest certain demand and “piggy back” registration rights pursuant to a Registration Rights Agreement with respect to the shares of common stock issuable upon conversion of the Series C Preferred Stock.
          In connection with Lenfest’s investment in the Series C Preferred Stock, ETC agreed to amend the terms of ETC’s Series B Preferred Stock to (i) increase the annual dividend rate to 10%, (ii) provide for immediate conversion at the option of Lenfest, and (iii) to remove ETC’s right to redeem the Series B Preferred Stock.
          In connection with the restatement of the Company’s previously issued financial statements for the year ended February 23, 2007, the Company has reclassified the Series B and C Preferred Stock (the “instruments”) from equity to mezzanine. The reclassification is due to the preferential redemption feature of the instruments in which a redemption would be triggered by a change in ownership outside the Company’s control.
          On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of ETC common stock not owned by Lenfest at the time the acquisition is consummated. ETC’s Board of Directors has formed a committee comprised of independent directors to evaluate the proposal. The transaction committee has engaged a financial advisor to assist the transaction committee in evaluating the proposal. The transaction committee is evaluating the proposal and will make a recommendation with respect to the proposal to ETC’s Board of Directors.
          On March 11, 2008, ETC entered into Amendment No. 1 to Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and First Amendment to Senior Subordinated Convertible Note (the “Note Amendment”) with Lenfest with respect to that certain Convertible Note and Warrant Purchase Agreement, dated as of February 18, 2003, by and between ETC and Lenfest (the “Convertible Note and Warrant Purchase Agreement”). Under the terms of the Purchase Agreement Amendment, ETC and Lenfest agreed to amend the financial covenants set forth in the Convertible Note and Warrant Purchase Agreement so that they are the same as the financial covenants contained in ETC’s credit agreement with PNC, dated as of July 31, 2007. Under the terms of the Note Amendment, the maturity date of the convertible promissory note in the principal amount of $10,000,000 issued by ETC to Lenfest pursuant to the Convertible Note and Warrant Purchase Agreement was extended from February 18, 2009 to March 1, 2010. The effective date of the Purchase Agreement Amendment and the Note Amendment is February 19, 2008.
          On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC shall not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of the American Stock Exchange, if required. ETC’s objective will be to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.
Other Related Party Transactions
          ETC purchases industrial products from Industrial Instruments Corp. which is owned by Christine and Charles Walter, the daughter and son-in-law of William F. Mitchell, ETC’s President and Chief Executive Officer. During fiscal 2008, 2007 and 2006, the Company purchased $314,928, $265,092 and $380,461, respectively, from Industrial Instruments. ETC also rents office space to Industrial Instruments at ETC’s corporate headquarters. During fiscal 2008, 2007 and 2006, Industrial Instruments paid to ETC rent in the amounts of $8,450, $7,750 and $9,000, respectively.
          ETC purchases travel accommodations from Jet Set, a company that employs Kathleen Mahon, the daughter of Mr. Mitchell. During fiscal 2008, 2007 and 2006, ETC purchased travel through Jet Set totaling $254,000, $217,492 and $231,116, respectively, and Ms. Mahon received approximately $12,000 from her employer in each fiscal period in commissions on account of such purchases. Ms.

Mahon is also engaged by ETC as a consultant to review expense reports submitted by Company employees. During fiscal 2008, 2007 and 2006, Ms. Mahon received $11,000 $10,000 and $10,000, respectively in consideration of such services.
          ETC also employs William F. Mitchell, Jr., the son of Mr. Mitchell, as its Vice President, Contracts/Purchasing, and David Mitchell, the son of Mr. Mitchell, as its Business Unit Manager for Sterilizers. In fiscal 2008, David Mitchell received $141,000 in compensation from ETC.

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
Director Independence.
          AMEX rules require that a majority of our board of directors be composed of “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Kelley and Gemmill and Dr. Anderson are our independent directors and constitute a majority of our Board of Directors.
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
          On November 28, 2007, Grant Thornton LLP, who had been the Company’s independent registered public accounting firm since 1995, resigned. They were replaced on January 30, 2008 with Friedman, LLP, who were the Company’s independent registered public accounting firm for the fiscal years ended February 23, 2007 and February 29, 2008. Auditors have not been selected for the current fiscal year.
          The following table presents fees for professional audit services rendered by Grant Thornton LLP for professional services rendered before their resignation. No fees for Friedman, LLP, after they were engaged, were paid in fiscal 2008. The fees include charges for quarterly financial statement reviews and the annual audit, employee benefit plans, and tax services for the fiscal years ended February 29, 2008 and February 23, 2007.

	FY 2008	FY 2007
Audit Fees	$146,675	$158,862
Audit related fees (1)	57,222	28,669

Audit and audit related fees	203,897	187,531
Tax fees (2)	24,882	29,721

Total fees	$228,779	$217,252

(1)	Audit related fees consist of fees related to the U. S. Government claim issue and employee benefit plan audits.

(2)	Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Exhibits:

Number	Item

3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.1(i)	Statement with respect to shares of Series B Cumulative Convertible Participating Preferred Stock, filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

3.1(ii)	Statement with respect to shares of Series C Cumulative Convertible Participating Preferred Stock was filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated August 28, 2007, and incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

4.1	$10,000,000 Senior Subordinated Convertible Note, dated February 18, 2003, issued by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 4.1 to Form 8-K and is incorporated herein by reference.

4.2	Unsecured $1 million Promissory Note, dated June 28, 2007 executed by the Registrant in favor of H.F. Lenfest, was filed on June 28, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

4.3	$15 million Committed Line of Credit Note,, dated as of July 31, 2007 issued by the Registrant in favor of and PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference

4.4	First Amendment to Senior Subordinated Convertible Note, effective as of February 19, 2008, by the Registrant in favor of H.F. Lenfest was filed on was filed on March 11, 2008 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.1	Registrant’s 1998 Stock Option Plan was filed on October 8, 1998 on Form S-8 and is incorporated herein by reference. *

10.2	Registrant’s Employee Stock Purchase Plan was filed on July 6, 1988 as Exhibit A to the Prospectus included in Registrant’s Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference. *

10.3	Registrant’s Stock Award Plan adopted April 7, 1993, was filed as Exhibit 10(ix) to the Registrant’s Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference. *

10.4	Convertible Note and Warrant Purchase Agreement, dated February 18, 2003, by and between the Registrant and Lenfest was filed on February 25, 2003 as Exhibit 10.8 to Form 8-K and is incorporated herein by reference.

10.5	Registration Rights Agreement, dated as of February 18, 2003, by and between the Registrant and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.9 to Form 8-K and is incorporated herein by reference.

10.6	Security Agreement, made and entered into as of February 18, 2003, by and among the Registrant, Entertainment Technology Corporation, ETC Delaware, Inc. and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.10 to Form 8-K and is incorporated herein by reference.

10.7	Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.11 to Form 8-K and is incorporated herein by reference.

10.8	Open-End Mortgage and Security Agreement, made as of February 18, 2003, by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.12 to Form 8-K and is incorporated herein by reference.

10.9	Subordination and Intercreditor Agreement, dated as of February 18, 2003, among PNC Bank, H.F. Lenfest and the Registrant was filed on February 25, 2003 as Exhibit 10.13 to Form 8-K and is incorporated herein by reference.

10.10	Limited Guaranty Agreement, dated as of August 24, 2004, of H.F. Lenfest in favor of PNC Bank, National Association, was filed on September 10, 2004 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.11	Subscription Agreement, dated as of February 14, 2005, between the Registrant and H.F. Lenfest, was filed on February 16, 2005 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

Number	Item

10.12	2005 Non-employee Director Stock Option Plan, incorporated by reference to Annex A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 16, 2005 and incorporated herein by reference. *

10.13	Preferred Stock Purchase Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

10.14	Registration Rights Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.2 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

10.15	Reimbursement Agreement, dated as of November 16, 2006, between the Registrant and PNC Bank, National Association, was filed on November 20, 2006 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.16	Restated Subordination and Intercreditor Agreement, dated as of November 16, 2006, between the Registrant and H.F. Lenfest, was filed on November 20, 2006 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.17	Restated Limited Guaranty Agreement, dated as of November 16, 2006, between the Registrant and H.F. Lenfest, was filed on November 20, 2006 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.18	Employment Agreement, dated as of November 1, 2005, between Registrant and Duane D. Deaner, Chief Financial Officer was filed on May 24, 2007 as Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended February 23, 2007, and is incorporated herein by reference.*

10.19	Employment Agreement, dated as of July 24, 2006, between Registrant and William F. Mitchell , was filed on July 24, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.*

10.20	Credit Agreement, dated as of July 31, 2007 between the Registrant and PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.21	Agreement between Registrant and H.F. Lenfest, dated as of May 9, 2007 was filed on May 24, 2007 as Exhibit 10.34 to the Registrant’s Form 10-K for the fiscal year ended February 23, 2007, and is incorporated herein by reference.

10.22	Amended and Restated Reimbursement Agreement for Letters of Credit, dated as of July 31, 2007 issued by the Registrant in favor of and PNC Bank, National Association was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.23	Amended and Restated Subordination and Intercreditor Agreement, dated as of July 31, 2007 among the Registrant, PNC Bank, National Association and H.F. Lenfest, was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.24	Restated Guaranty Agreement, dated as of July 31, 2007 by H.F. Lenfest in favor of PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference

10.25	Series C Preferred Stock Purchase Agreement, dated as of August 23, 2007, between the Registrant and H.F. Lenfest as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.26	Registration Rights Agreement, dated as of August 23, 2007, between the Registrant and H.F. Lenfest as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.27	Letter Agreement, dated as of August 23, 2007, between the Registrant and H.F. Lenfest was filed on August 28, 2007 as Exhibit 10.3 to Form 8-K and is incorporated by reference.

10.28	Administrative Agreement dated as of December 12, 2007 between the Registrant and the Department of the Navy was filed on December 18, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.29	Credit Agreement and Waiver and Amendment between the Registrant and PNC Bank, National Association, dated January 31, 2008 was filed on February 5, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.30	Settlement Agreement between the Registrant and the Department of the Navy dated as of February 22, 2008 was filed on February 26, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.31	Amendment No.1 to Convertible Note and Warrant Purchase Agreement, effective as of February 19, 2008, by and between the Registrant and H.F. Lenfest was filed on March 11, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.32	Letter Agreement between Registrant and H.F. Lenfest, dated as of May 20, 2008. (Filed herewith)

13	Portions of Registrant’s 2008 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

14	Code of Ethics was filed on May 24, 2007 as Exhibit 14 to Form 10-K and is incorporated by reference.

16.1	Letter from Grant Thornton LLP dated as of November 28, 2007 was filed on December 4, 2007 as Exhibit 16.1 to Form to 8-K and is incorporated by reference.

Number	Item

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Friedman LLP dated May 29, 2008. (Filed herewith)

31.1	Certification dated May 29, 2008 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer. (Filed herewith)

31.2	Certification dated May 29, 2008 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer. (Filed herewith)

32	Certification dated May 29, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer. (Filed herewith)

99.1	Proposal Letter from H.F. Lenfest was filed on February 22, 2008 as Exhibit 99.2 on Form 8-K and is incorporated herein by reference.

*	Represents a management contract or a compensatory plan or arrangement.

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

Name	Position	Date

/s/ William F. Mitchell William F. Mitchell	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	May 29, 2008

/s/ Duane D. Deaner Duane D. Deaner	Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2008

/s/ Howard W. Kelley Howard W. Kelley	Director	May 29, 2008

/s/ H.F. Lenfest H.F. Lenfest	Director	May 29, 2008

/s/ George K. Anderson George K. Anderson, M.D.	Director	May 29, 2008

/s/ Alan M. Gemmill Alan M. Gemmill	Director	May 29, 2008

EXHIBIT INDEX

Exhibit
No.	Item

13	Portions of Registrant’s 2008 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Friedman LLP.

31.1	Certification dated May 29, 2008 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated May 29, 2008 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated May 29, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.