Form 10-Q
period 2008-05-30
ENVIRONMENTAL TECTONICS CORP
filed 2008-07-14
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2008
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined on Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     As of June 30, 2008, there were 9,035,355 shares of the registrant’s common stock issued and outstanding.

     When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share information)

	Thirteen Weeks Ended
	May 30,	May 25,
	2008	2007
Net sales	$9,975	$4,347
Cost of goods sold	7,480	3,452

Gross profit	2,495	895

Operating expenses:
Selling and administrative	3,313	2,799
Claim settlement costs	—	3,389
Research and development	295	54

	3,608	6,242

Operating loss	(1,113)	(5,347)

Other expenses:
Interest expense	436	354
Other, net	(61)	30

	375	384

Loss before income taxes	(1,488)	(5,731)
Provision for income taxes	—	—

Loss before minority interest	(1,488)	(5,731)
Income (loss) attributable to minority interest	3	(6)

Net loss	$(1,491)	$(5,725)

Preferred stock dividend	(232)	(89)

Loss applicable to common shareholders	$(1,723)	$(5,814)

Per share information:
Basic and diluted loss per share applicable to common shareholders	$(0.19)	$(0.64)

Basic and diluted weighted average number of common shares	9,035,000	9,029,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	May 30, 2008	February 29, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$965	$1,871
Restricted cash	2,457	4,526
Accounts receivable, net of allowance for bad debts of $741 and $746, respectively	6,187	3,231
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	1,901	3,422
Inventories, net	5,404	6,773
Prepaid expenses and other current assets	1,008	833

Total current assets	17,922	20,656

Lease receivable, net of current portion	304	—
Property, plant and equipment, at cost, net	15,356	15,208
Construction in progress	209	147
Software development costs, net of accumulated amortization of $12,462 and $12,161, respectively	1,368	1,614

Total assets	$35,159	$37,625

LIABILITIES
Current portion of long-term debt	$9	$9
Accounts payable — trade	3,320	3,060
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	5,465	6,491
Customer deposits	3,386	2,989
Accrued claim settlement costs	—	2,275
Accrued interest and dividends	2,774	2,287
Other accrued liabilities	2,023	1,803

Total current liabilities	16,977	18,914

Long-term obligations, less current portion:
Credit facility payable to bank	9,610	8,810
Subordinated convertible debt	9,440	9,366
Other long-term debt	14	16

	19,064	18,192

Unearned interest	134	—

Total liabilities	36,175	37,106

Commitments and contingencies	—	—

Minority interest	53	50

Cumulative convertible preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at May 30, 2008 and February 29, 2008	6,000	6,000

Cumulative convertible participating preferred stock, Series C, $.05 par value, 3,300 shares authorized, issued and outstanding at May 30, 2008 and February 29, 2008	3,300	3,300

STOCKHOLDERS’ DEFICIENCY
Common stock, $.05 par value, 20,000,000 shares authorized; 9,035,355 shares issued and outstanding at May 30, 2008 and February 29, 2008	451	451
Additional paid-in capital	15,936	16,139
Accumulated other comprehensive loss	(44)	(121)
Accumulated deficit	(26,712)	(25,300)

Total stockholders’ deficiency	(10,369)	(8,831)

Total liabilities and stockholders’ deficiency	$35,159	$37,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 30,	May 25,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,491)	$(5,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	556	452
Accretion of debt discount	74	126
Increase in allowances for accounts receivable and inventories, net	245	289
Income (loss) attributable to minority interest	3	(6)
Stock compensation expense	29	29
Changes in operating assets and liabilities:
Accounts receivable	(2,951)	(784)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	1,521	1,103
Inventories	1,119	(259)
Prepaid expenses and other assets	(478)	(82)
Accounts payable	260	(78)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(1,026)	(108)
Customer deposits	397	99
Accrued interest and dividends	255	325
Accrued claim settlement costs	(2,275)	3,300
Other accrued liabilities	354	(671)

Net cash used in operating activities	(3,408)	(1,990)

Cash flows from investing activities:
Acquisition of equipment	(435)	(90)
Capitalized software development costs	(23)	(25)
Payments for construction in progress	(63)	(1,610)

Net cash used in investing activities	(521)	(1,725)

Cash flows from financing activities:
Borrowings under line of credit	800	—
Proceeds from note payable	—	2,000
Payments of other debt obligations	(2)	—
Decrease (increase) in restricted cash	2,069	(1)

Net cash provided by financing activities	2,867	1,999

Effect of exchange rate changes on cash	156	(25)

Net decrease in cash	(906)	(1,742)
Cash at beginning of period	1,871	2,215

Cash at end of period	$965	$473

Supplemental schedule of cash flow information:
Interest paid	137	—
Income taxes paid	—	—
Supplemental information on non-cash operating and investing activities:
None
The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements
1. Subsequent Event
Stock Exchange Listing
     On July 2, 2008, Environmental Tectonics Corporation (“ETC”, “we”, “us”, “our” or the “Company”) received a letter from the American Stock Exchange (“AMEX”) stating that the Company was not in compliance with Section 1003 of the AMEX Company Guide. Specifically, the Company is not in compliance with Section 1003(a)(i) of the AMEX Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years, Section 1003(a)(ii) of the AMEX Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide with stockholders’ equity of less than $6,000,000 and net losses in its five most recent fiscal years.
     The non-compliance by the Company with Section 1003 of the AMEX Company Guide makes the Company’s common stock subject to being delisted from AMEX. The Company is required to submit a plan to AMEX by August 1, 2008 advising AMEX of the actions that it intends to take to bring the Company into compliance with the continued listing standards set forth in the AMEX Company Guide by January 4, 2010. The Company intends to submit a plan to bring the Company back into compliance with such continued listing standards by such date. There can be no assurance that AMEX will accept the Company’s plan for compliance or, if accepted, that the plan will be implemented by January 4, 2010.
     As a consequence of falling below the continued listing standards of the AMEX Company Guide, the Company will be included in a list of issuers that are not in compliance with AMEX’s continued listing standards. Additionally, an indicator will be added to the Company’s trading symbol noting the Company’s non-compliance with the continued listing standards of the AMEX Company Guide until such time as the Company regains compliance with the applicable listing standards.
     On July 2, 2008, the Company also received a letter from AMEX stating that the Company had resolved the prior continued listing deficiencies referenced in letters received by the Company from AMEX dated July 17, 2007 and October 18, 2007 as a result of the failure by the Company to file certain reports with the Securities and Exchange Commission (“SEC”).
     On July 9, 2008, the Company filed a Form 8-K with the SEC reporting these events.
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying interim condensed consolidated financial statements include the accounts of ETC, Entertainment Technology Corporation (“EnTCo”), ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary, and ETC-PZL Aerospace Industries, Ltd. (“ETC-PZL”), its 95% owned subsidiary. “ETC Southampton” refers to the Company’s corporate headquarters and main production plant located in Southampton, Pennsylvania, USA. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
     References to fiscal first quarter 2009 are references to the 13-week period ended May 30, 2008. Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2009.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     Significant Accounting Policies
     There have been no material changes in the Company’s significant accounting policies during fiscal 2009 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.
     Fair Value Measurements
     On March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities recorded at fair value on a non-recurring basis. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of this pronouncement had no material impact on the Company’s financial statements.
3. Inventories
     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	May 30,	February 29,
	2008	2008
	(unaudited)
	(in thousands)
Raw materials	$91	$90
Work in process	4,442	5,916
Finished goods	871	767

Total	$5,404	$6,773

     Inventory is presented net of an allowance for obsolescence of $1,472,000 (Raw material $92,000, Work in process $679,000 and Finished goods $701,000) and $1,222,000 (Raw material $90,000, Work in process $571,000 and Finished goods $561,000) at May 30, 2008 and February 29, 2008, respectively.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
4. Accounts Receivable:
     The components of accounts receivable are as follows:

	May 30,	February 29,
	2008	2008
	(unaudited)
	(in thousands)

U.S. government receivables	$636	$315
U.S. commercial receivables	2,642	2,573
International receivables	3,650	1,089

	6,928	3,977
Less: allowance for doubtful accounts	(741)	(746)

	$6,187	$3,231

5. Long-Term Obligations and Credit Arrangements:
Lenfest Letter Agreement
     On May 20, 2008, H.F. Lenfest, a member of ETC’s Board of Directors and a significant shareholder of ETC’s stock (“Lenfest”), agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC shall not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and shall be made in accordance with the rules and regulations of the American Stock Exchange. ETC’s objective is to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis. As of May 30, 2008, the Company had not requested any funding under this agreement.
Bank Credit and Facility
     On July 31, 2007, ETC entered into a revolving credit agreement (the “Credit Agreement”) in order to refinance its indebtedness with PNC Bank, National Association (“PNC”) in the aggregate amount of up to $15,000,000. This Credit Agreement is a replacement of a credit facility originally entered into with PNC in February 2003.
     Borrowings are required to be used for ETC’s working capital or other general business purposes and for issuances of letters of credit. Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2009. Borrowings made pursuant to the Credit Agreement bear interest at either the prime rate (as described in the promissory note executed in accordance with the Credit Agreement) minus 1.00% or the London Interbank Offered Rate (as described in the Note) plus 0.90%. Additionally, ETC is obligated to pay a fee of 0.125% per annum for unused available funds.
     The Credit Agreement contains affirmative and negative covenants for transactions of this type, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. Under the Credit Agreement, the Company must maintain a minimum Consolidated Tangible Net Worth of $9,000,000 at the end of each fiscal quarter. At May 30, 2008, the Company failed to meet the Consolidated Tangible Net Worth financial covenant. The Company has received a waiver from PNC Bank, effective for the period ended May 30, 2008. The waiver does not extend beyond May 30, 2008. Additionally, PNC has agreed to revise this financial covenant to more closely reflect the Company’s recent financial performance. As of the date of this quarterly filing on Form 10-Q, PNC was in the process of preparing an amendment to the Credit Agreement. The amended Credit Agreement will apply to subsequent periods.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     Subordinated Convertible Debt
     In connection with the financing provided by PNC on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Lenfest, pursuant to which the Company issued to Lenfest (i) a senior subordinated convertible promissory note (the “Subordinated Note”) in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of the Company’s common stock. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Lenfest. The Subordinated Note accrues interest at the rate of 10% per annum (Lenfest reduced the rate to 8% per annum for the period December 1, 2004 through November 30, 2008) and originally matured on February 18, 2009. At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Subordinated Note entitles Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the Subordinated Note into shares of ETC common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of ETC common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the ETC common stock for the 25 consecutive trading days immediately preceding the date of exercise.
     On March 11, 2008, the Company entered into Amendment No. 1 to the Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and First Amendment to Senior Subordinated Convertible Note. Under the terms of the Purchase Agreement Amendment, ETC and Lenfest agreed to amend the financial covenants set forth in the Convertible Note and Warrant Purchase Agreement so that they are similar to the financial covenants set forth in the Credit Agreement with PNC. Under the terms of the Note Amendment, the maturity date of the Subordinated Note was extended from February 18, 2009 to March 1, 2010. The effective date of the Purchase Agreement Amendment and the Note Amendment was February 19, 2008.
     Long-term obligations at May 30, 2008 and February 29, 2008 consist of the following:

	(in thousands)
	May 30,	February 29,
	2008	2008
	(unaudited)

Credit facility payable to bank	$9,610	$8,810
Subordinated convertible debt, net of unamortized discount of $560 and $634	9,440	9,366
Other debt obligations	23	25

	19,073	18,201
Less current portion	9	9

	$19,064	$18,192

6. Income Taxes
     The income tax provision differs from the statutory U.S. Federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets. As described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008, the Company maintains a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes, on its net deferred tax assets. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets on a fully reserved basis.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
7. Liquidity Matters
     Given ETC’s recent financial results, the Company may need to obtain additional sources of capital in order to continue growing and operating its business. Because the Company has established businesses in many markets, own significant fixed assets including a building, and other business assets which can be used for security, ETC believes that it will be able to identify such additional sources of capital or debt financing, although the Company cannot be certain that it will be successful in this endeavor. See Lenfest Letter Agreement which is described in Note 5 – Long-Term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
     The Company’s backlog at May 30, 2008 and February 29, 2008, for work to be performed and revenue to be recognized under written agreements after such dates, was $31,802,000 and $38,281,000, respectively. In addition, training, maintenance and upgrade contracts backlog at May 30, 2008 and February 29, 2008, for work to be performed and revenue to be recognized after such dates under written agreements was $2,873,000 and $1,028,000, respectively. Of the May 30, 2008 sales backlog, the Company has contracts totaling approximately $20,279,000 for pilot training systems including $17,573,000 for two customers in the Middle East.
8. Commitments and Contingencies
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
9. Segment Information (unaudited):
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

	(amounts in thousands)
	TSG	CSG	Total

Thirteen weeks ended May 30, 2008:
Net sales	$4,300	$5,675	$9,975
Interest expense	253	183	436
Depreciation and amortization	145	411	556
Operating (loss) income	(942)	296	(646)
Income tax	—	—	—
Goodwill and intangibles	—	—	—
Identifiable assets	8,395	6,465	14,860
Expenditures for segment assets	399	59	458

Thirteen weeks ended May 25, 2007:
Net sales	$1,269	$3,078	$4,347
Interest expense	234	120	354
Depreciation and amortization	137	315	452
Operating loss	(963)	(4,146)	(5,109)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	7,428	3,790	11,218
Expenditures for segment assets	60	55	115

	May 30,	May 25,
	2008	2007
Reconciliation to consolidated amounts
Segment assets	$14,860	$11,218
Corporate assets	20,299	15,381

Total assets	$35,159	$26,599

Segment operating loss	$(646)	$(5,109)
Interest expense	436	354
Income tax expense	—	—

Total loss for segments	(1,082)	(5,463)

Corporate home office expenses	467	238
Other (income) expenses	(61)	30
Minority interest	3	(6)

Net loss	$(1,491)	$(5,725)

     Approximately 28% of sales totaling $2,710,000 in the thirteen weeks ended May 30, 2008 were made to two customers, one in the international pilot training product line and one domestic customer in the environmental systems product line. There was no significant concentration of sales with any particular customers during the thirteen weeks ended May 25, 2007. Included in the segment information for the thirteen weeks ended May 30, 2008 are export sales of $3,662,000. Of this amount, there are sales to or relating to governments or commercial accounts in Saudi Arabia ($1,534,000), Thailand ($464,000) and Turkey ($441,000). Included in the segment information for the thirteen weeks ended May 25, 2007 are export sales of $1,337,000. Of this amount, there are sales to or relating to governments or commercial accounts in Japan ($247,000), Australia ($159,000), and Indonesia ($136,000).

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Included in the CSG segment operating losses are claims settlement costs of $3,389,000 for the three month period ended May 25, 2007. These costs consist of accounts receivable write-offs and a reserve for a settlement with the U.S. Navy and other costs. Unallocated general corporate expenses and other expenses such as letter of credit fees have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.
10. Legal Proceedings
Walt Disney World Co.
     In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and ETC (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleges damages ranging from $36 million to $65 million plus punitive damages (collectively, the “2003 Litigation”). The 2003 Litigation has been stayed until the 2005 Litigation (described below) is ready for trial. The Company believes that it has valid defenses to the counterclaims asserted by Disney in the 2003 Litigation. Management is not able to predict the outcome of the 2003 Litigation.
     In December 2005, EnTCo filed a second lawsuit against Disney, alleging breach of confidentiality and unfair trade practices (the “2005 Litigation”). On March 26, 2008, the Court granted summary judgment in favor of Disney and against the Company and dismissed the Company’s claim in the 2005 Litigation. On April 7, 2008, the Company filed a motion for reconsideration asking the Court to reconsider its March 2008 decision in the 2005 Litigation. The motion for reconsideration was denied. On July 9, 2008, the Company filed a formal appeal to the Court’s decision.
Mends International, Ltd.
     On May 30, 2008, Mends International, Ltd. (“Mends”) filed a Request for Arbitration in the International Court of Appeals (the “Request”) against the Company alleging breach of contract. In the Request, Mends alleges that it paid ETC $797,486 in February 1999 to supply, deliver and install in Nigeria five General Aviation Training devices (“GAT IIs”) and that ETC failed to deliver the GAT IIs. This issue is in the initial stages of litigation. The Company is currently in the process of preparing a response to the International Court of Arbitration. ETC intends to defend the matter vigorously, however, formal discovery has not begun and an arbitration date has not been set. Given that this litigation was only recently initiated, the Company at this point cannot predict the eventual outcome of the arbitration. However, as of May 30, 2008 the Company had recorded a reserve which would mitigate the financial impact of any adverse ruling.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
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
     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) the proposed acquisition of the Company by H.F. Lenfest, a member of ETC’s Board of Directors and a significant shareholder, (ii) the potential delisting of the Company’s common stock from the American Stock Exchange as a result of the Company’s failure to comply with the AMEX listing standards, (iii) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (iv) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (v) statements of future economic performance, (vi) statements of assumptions and other statements about the Company or its business, (vii) statements made about the possible outcomes of litigation involving the Company, including our outstanding litigation with Disney; (viii) statements regarding the Company’s ability to obtain additional financing to support its operations and other expenses, and (ix) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
     The Company cautions that the foregoing list of important factors is not exclusive. Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.
     References to fiscal first quarter 2009 are references to the 13-week period ended May 30, 2008. References to fiscal first quarter 2008 are references to the 13-week period ended May 25, 2007.
     In this report, all references to “ETC,” “we,” “us,” or “our,” mean Environmental Tectonics Corporation and our subsidiaries.
     Overview
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
     The following factors had an adverse impact on our performance (operating results and/or cash flow) for the fiscal quarter ended May 30, 2008:
•	high bid and proposal activity which utilized engineering resources which otherwise would have been applied to existing contract requirements, resulting in delayed revenue recognition on long-term contracts;

•	the continuing cost of development and marketing efforts for our Authentic Tactical Fighting Systems (ATFS);

•	continued spending to modify our main facility in Southampton, Pa., and to build equipment for the National Aerospace Training and Research (NASTAR) Center;
     In response to the ongoing domestic market budgetary constraints for G-force, aeromedical training and spatial disorientation, and as a potential alternative to high cost high risk air combat training, in 2004 we began incorporating tactical combat flight capabilities into our human centrifuge technology. Dubbed the Authentic Tactical Fighting System (“ATFS”), this product was the first fully “flyable” centrifuge-based tactical maneuvering ground based simulator. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high G-force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We continue the development on AFTS in fiscal 2009.
     Spending continued in fiscal 2009 to market tactical flight simulation to the world’s defense agencies. Our goal is to validate the use of ground-based simulation as an alternative method to actual in-flight training to teach jet pilots tactical flight and combat skills. In fiscal 2008, we were awarded research contracts from the U. S. Navy and the U. S. Air Force to develop Tactical Aircraft Configuration Modules (TacModules) which will be used in this validation process. We are hopeful that either the Navy, Air Force or both will approve funds to continue the development and validation of this important technology.
     In fiscal 2006, we began construction of the National Aerospace Training and Research (NASTAR) Center. This center, which opened in fiscal 2008, is an integrated pilot training center offering a complete range of aviation training and research support for military jet pilots and civil aviation as well as space travel and tourism. The NASTAR Center houses state of the art equipment including the ATFS-400, a GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, a Hypobaric Chamber, an Ejection Seat Trainer, and a Night Vision and Night Vision Goggle Training System. These products represent 37 years of pioneering development and training solutions for the most rigorous stresses encountered during high performance aircraft flight including the effects of altitude exposure, High G-force exposure, spatial disorientation and escape from a disabled aircraft.
•	continued development of software for our Advanced Disaster Management Scenario (“ADMS”) product line;
     We have made significant progress in advancing and enhancing our ADMS line of products. Graphics are sharper and more realistic, interactivity and connectivity of objects is tighter, additional disaster scenarios have been added, and we have made the hardware configuration more user friendly. In fiscal 2008, we began development of our fourth generation software platform. In April 2007, we appointed Mr. Marco van Wijngaarden as president of this division. Mr. van Wijngaarden has been the head of training for the Netherlands’ National Institute for Safety, a major ADMS user, and is very familiar with the ADMS product line.
•	continuing public company legal and other costs;
     The Company continues to incur the expense of a publicly traded company. On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest at the time the acquisition is consummated. The Board of Directors of the Company has formed a committee comprised of independent directors to evaluate the proposal. The Transaction Committee has engaged a financial advisor to assist the Transaction Committee in evaluating the proposal. The Transaction Committee is evaluating the proposal and will make a recommendation with respect to the proposal to the Company’s Board of Directors. There is no assurance that a final agreement will be reached with Lenfest or that, if a final agreement is reached, that we will receive all of the necessary approvals to complete the transaction. It is assumed that the Company will continue to incur these public company costs for the foreseeable future.
•	relatively high cost of capital (preferred stock) and debt-related amortization and interest expense.
     The Company’s subordinated debt currently carries an annual interest rate of 8% and the Company’s preferred stock has an annual dividend rate of 10%. Interest expense for the first quarter of fiscal 2009 was $436,000 or 4.4% of sales. Preferred stock dividends were $232,000. Under arrangements currently in place, although the Company accrues interest and dividends, actual payment of these amounts has been deferred by the holder of these instruments, Mr. Lenfest, until sometime in the future.
•	cash limitations;
     One of the greatest challenges we continue to face is adequately funding the cash requirements of our large, long-term multi-year projects, the costs of technological development of existing products, the cost to modify the building and produce the equipment for the NASTAR Center, and the costs to market our ATFS technology to the

U.S. government and international government defense agencies. Although some long-term contracts incorporate milestone payments, the cash flows associated with production and material requirements tend to vary significantly over time. These projects are usually cash positive in the early stages and cash negative during the production phase. Funding these contracts and the other initiatives continues to require a significant amount of cash. During the first quarter of fiscal 2009, we borrowed $800,000 under our bank facility. At May 30, 2008, our availability under our Credit Agreement with PNC was approximately $1,585,000.
     On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and shall be made in accordance with the rules and regulations of AMEX. ETC’s objective is to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.
     Given our recent financial performance, we may need to obtain additional sources of capital in order to continue growing and operating our business. Because we have established businesses in many markets, own significant fixed assets including a building, and other business assets which can be used for security, we believe that we will be able to identify such additional sources of capital or debt financing, although we cannot be certain that we will be successful in this endeavor.
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

Results of Operations
Thirteen weeks ended May 30, 2008 compared to thirteen weeks ended May 25, 2007
     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	13 weeks ended	13 weeks ended	Variance	Variance
	May 30, 2008	May 25, 2007	$	%
	(amounts in thousands)		( ) =Unfavorable
Sales:
Domestic	$5,322	$2,441	$2,881	118.0%
US Government	991	569	422	74.2
International	3,662	1,337	2,325	173.9

Total Sales	9,975	4,347	5,628	129.5

Gross Profit	2,495	895	1,600	178.8

Selling, general and administrative	3,313	2,799	(514)	(18.4)
Claim settlement costs	—	3,389	3,389	100.0
Research & development	295	54	(241)	(446.3)

Operating loss	(1,113)	(5,347)	4,234	79.2
Interest expense, net	436	354	(82)	(23.2)
Other expense, net	(61)	30	91	303.3
Income taxes	0	0	0	n/a
Minority interest	3	(6)	(9)	(150.0)

Net loss	$(1,491)	$(5,725)	$4,234	74.0%
Net loss per common share	$(0.19)	$(0.64)	$0.45	70.3%

Net Loss
     The Company had a net loss of $1,491,000, or $0.19 per share (basic and diluted), during the first quarter of fiscal 2009 compared to a net loss of $5,725,000, or $0.64 per share (basic and diluted), for the first quarter of fiscal 2008, representing a decrease in net loss of $4,234,000. This decrease in net loss reflected a significant increase in sales and corresponding gross profit and reduced claim settlement costs, attributable to claims costs associated with a U.S. Navy settlement. Acting as partial offsets were higher research and development expenses and interest expenses. (See the Company’s Annual Report on Form 10-K for the period ended February 29, 2008.)
Sales
     Sales for the first quarter of fiscal 2009 were $9,975,000 as compared to $4,347,000 for the first quarter of fiscal 2008, an increase of $5,628,000, 129.5%. As the table indicates, significant increases were evidenced in all geographic areas. Additionally, most product areas showed significantly improved performance, most notably environmental (up $1,782,000, 464.4%) and pilot training systems (up $3,328,000, 390.7%). Acting as partial offsets were decreased simulation and entertainment sales.
Domestic Sales
     Domestic sales in the first quarter of fiscal 2009 were $5,322,000 as compared to $2,441,000 in the first quarter of fiscal 2008, an increase of $2,881,000 or 118.0%, reflecting significant increases in all Control Systems Group product areas. The sterilizer, environmental and hyperbaric lines were up a combined $2,821,000, 139.9%. Sterilizers benefited from work on a large Ethylene Oxide (EtO) sterilizer. Environmental continued production on a multiple unit order from a domestic automotive manufacturer. Hyperbaric placed almost twice as many monoplace chambers in the current fiscal quarter versus the prior corresponding quarter. Domestic sales represented 53.4% of the Company’s total sales in the first quarter of fiscal 2009, as compared to 56.2% for the first quarter of fiscal 2008. U.S. Government sales in the first quarter of fiscal 2009 were $991,000 as compared to $569,000 in the first quarter of fiscal 2008 and represented 10.2% of total sales in the first quarter of fiscal 2009 versus 13.1% for the first quarter of fiscal 2008.

International Sales
     International sales for the first quarter of fiscal 2009 were $3,662,000 as compared to $1,337,000 in the first quarter of fiscal 2008, an increase of $2,325,000 or 173.9%, and represented 36.4% of total sales, as compared to 30.7% in the first quarter of fiscal 2008. The current reporting period benefited from significant percentage of completion (“POC”) revenue recognition for contracts in the Middle East. Throughout the Company’s history, most of the sales for Pilot Training Services have been made to international customers. Of the international total sales for the first quarter of fiscal 2009, there are sales to or relating to governments or commercial accounts in Saudi Arabia ($1,534,000), Thailand ($464,000) and Turkey ($441,000). Of the international total sales for the first quarter of fiscal 2008, there were sales to or relating to governments or commercial accounts in Japan ($247,000) and Pakistan ($432,000). Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
     Gross profit for the first quarter of fiscal 2009 was $2,495,000 as compared to $895,000 in the first quarter of fiscal 2008, an increase of $1,600,000 or 178.8%. This increase reflected the aforementioned increased sales level and corresponding gross profit coupled with a 4.4 percentage point increase in the gross profit rate as a percent of revenue. Reflecting the increased sales levels in almost all product and geographic categories, most product and geographic categories generated higher gross profit rates.
Selling and Administrative Expenses
     Selling and administrative expenses for the first quarter of fiscal 2009 were $3,313,000 as compared to $2,799,000 in the first quarter of fiscal 2008, an increase of $514,000 or 18.4%. Increased spending for legal costs, a reserve for a potential legal settlement, higher commissions on the higher sales level, bid and proposal costs on increased bid activity and higher consulting expenses related to ATFS marketing efforts were partially offset by reduced claims expenses.
Claim Settlement Costs
     Claims settlement costs in the prior period consist of a write off of an accounts receivable ($89,000) and a reserve for a payment under a settlement to the Government of $3,300,000. (See the Company’s Annual Report on Form 10-K for the period ended February 29, 2008.)
Research and Development Expenses
     Research and development expenses, which are charged to operations as incurred, were $295,000 for the first quarter of fiscal 2009 as compared to $54,000, which is net of monies due under a NASA grant of $232,000, for the first quarter of fiscal 2008. When adjusted for the NASA grant offset, net spending between the two periods was approximately equal. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the first quarter of fiscal 2009 was $436,000 as compared to $354,000 for the first quarter of fiscal 2008, representing an increase of $82,000 or 23.2%. The increase reflected higher interest expense on a higher average loan balance partially offset by lower amortization expense related to the beneficial feature of the Company’s subordinated debt and the value assigned to warrants which were issued with the subordinated debt as part of the Company’s February 2003 refinancing. Amortization expense associated with the subordinated debt has been recalculated to reflect the extension of the maturity date of the note.
Other Income/Expense, Net
     Other income/expense, net, provided net income of $61,000 for the first quarter of fiscal 2009 versus a net expense of $30,000 for the first quarter of fiscal 2008, a decrease of $91,000 or 303.3%. The current period reflected proceeds from a property damage claim.
Liquidity and Capital Resources
     We have historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On July 31, 2007, the Company entered into a credit agreement pursuant to which it completed a refinancing of its indebtedness with PNC in the aggregate amount of up to $15,000,000. This Credit Agreement is a replacement of a credit facility originally entered into with PNC in

February 2003. (See Note 5 – Long-Term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.)
     During the thirteen weeks ended May 30, 2008, operating activities required $3,408,000 of the Company’s cash versus $1,991,000 for the corresponding prior period. This variance primarily reflected payments in the current period to the U.S. Government under a settlement agreement. These payments had been accrued but not paid in the prior period. (See the Company’s Annual Report on Form 10-K for the period ended February 29, 2008.) An additional use of cash in the current period was an increase in accounts receivable. Acting as a partial offset was the reduced net loss in the current fiscal quarter and a decrease in inventories.
     The Company’s investing activities required $521,000 during the thirteen weeks ended May 30, 2008, down from $1,725,000 for the prior period, consisting primarily of the continued construction of the Company’s NASTAR center.
     The Company’s financing activities generated $2,867,000 during the thirteen weeks ended May 30, 2008 primarily reflecting a reduction of restricted cash which was used to fund the aforementioned U.S. Government settlement.
     On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of AMEX. ETC’s objective is to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.
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
     We believe that existing cash balances at May 30, 2008, cash generated from operating activities, and potential funding under the agreement with Lenfest and/or other arrangements with other lenders or investors will be adequate to meet our future obligations through at least May 29, 2009.
Backlog
     Our sales backlog at May 30, 2008 and February 29, 2008, for work to be performed and revenue to be recognized under written agreements after such dates, was $31,802,000 and $38,281,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at May 30, 2008 and February 29, 2008, for work to be performed and revenue to be recognized after such dates under written agreements was $2,873,000 and $1,028,000, respectively. Of the May 30, 2008 sales backlog, we have contracts totaling approximately $20,279,000 for pilot training systems including $17,573,000 for two customers in the Middle East.
     The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Control and Procedures
     As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective solely due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) as described below. No additional material weaknesses were identified during the period ended May 30, 2008. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
     (b) Management’s Assessment of ETC’s Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of May 25, 2007 and we do not expect to have all of our material weaknesses corrected until August 29, 2008, which is the end of the Company’s second quarter of fiscal 2009. No additional material weaknesses were identified during the period ended May 30, 2008.
     Material Weaknesses
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis. Management identified the following material weaknesses in the Company’s internal control over financial reporting:
•	The Company did not file its Quarterly Reports on Form 10-Q for the quarters ended May 25, 2007, August 24, 2007 and November 23, 2007 on a timely basis.

•	Management had a lack of expertise in accounting for complex transactions.

•	The Company lacked an independent review of the accounting records.

•	Management exhibited a lack of training in compliance with government contracts.
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
          On May 29, 2008 the Company filed contemporaneously with the Annual Report on Form 10- K the previously unfiled Quarterly Reports on Form 10-Q for the fiscal quarters ended May 25, 2007, August 24, 2007 and November 23, 2007.
     Additionally, a highly skilled staff person has been hired in the Company’s accounting department.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Walt Disney World Co.
     In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and ETC (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleges damages ranging from $36 million to $65 million plus punitive damages (collectively, the “2003 Litigation”). The 2003 Litigation has been stayed until the 2005 Litigation (described below) is ready for trial. We believe that we have valid defenses to the counterclaims asserted by Disney in the 2003 Litigation. Management is not able to predict the outcome of the 2003 Litigation.
     In December 2005, EnTCo filed a second lawsuit against Disney, alleging breach of confidentiality and unfair trade practices (the “2005 Litigation”). On March 26, 2008, the Court granted summary judgment in favor of Disney and against the Company and dismissed the Company’s claim in the 2005 Litigation. On April 7, 2008, the Company filed a motion for reconsideration asking the Court to reconsider its March 2008 decision in the 2005 Litigation. The motion for reconsideration was denied. On July 9, 2008, the Company filed a formal appeal to the Court’s decision.
Mends International, Ltd.
     On May 30, 2008, Mends International, Ltd. (“Mends”) filed a Request for Arbitration in the International Court of Appeals (the “Request”) against the Company alleging breach of contract. In the Request, Mends alleges that it paid ETC $797,486 in February 1999 to supply, deliver and install in Nigeria five General Aviation Training devices (“GAT IIs”) and that ETC failed to deliver the GAT IIs. This issue is in the initial stages of litigation. The Company is currently in the process of preparing a response to the International Court of Arbitration. ETC intends to defend the matter vigorously, however, formal discovery has not begun and an arbitration date has not been set. Given that this litigation was only recently initiated, the Company at this point cannot predict the eventual outcome of the arbitration. However, as of May 30, 2008 the Company had recorded a reserve which would mitigate the financial impact of any adverse ruling.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated July 14, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated July 14, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated July 14, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: July 14, 2008	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2008	By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer (Principal Financial and Accounting Officer)