Form 10-Q
period 2008-08-29
ENVIRONMENTAL TECTONICS CORP
filed 2008-10-14
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2008
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
     Yes ☐ No ☑
     As of September 29, 2008, there were 9,035,355 shares of the registrant’s common stock issued and outstanding.

     When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share information)

	Thirteen Weeks		Twenty six Weeks
	Ended		Ended
	August 29,	August 24,	August 29,	August 24,
	2008	2007	2008	2007

Net sales	$8,724	$4,247	$18,699	$8,594
Cost of goods sold	6,682	3,659	14,162	7,067

Gross profit	2,042	588	4,537	1,527

Operating expenses:
Selling and administrative	2,755	2,680	6,068	5,523
Claim settlement costs	—	250	—	3,639
Research and development	404	237	699	291

	3,159	3,167	6,767	9,453

Operating loss	(1,117)	(2,579)	(2,230)	(7,926)

Other expenses:
Interest expense	434	386	870	740
Other, net	50	11	(11)	41

	484	397	859	781

Loss before income taxes	(1,601)	(2,976)	(3,089)	(8,707)
Provision for income taxes	—	—	—	—

Loss before minority interest	(1,601)	(2,976)	(3,089)	(8,707)
Loss attributable to minority interest	(8)	(6)	(7)	(12)

Net loss	(1,593)	(2,970)	(3,082)	(8,695)

Preferred stock dividend	(233)	(90)	(465)	(180)

Loss applicable to common shareholders	$(1,826)	$(3,060)	$(3,547)	$(8,875)

Per share information:
Basic and diluted loss per share applicable to common shareholders	$(0.20)	$(0.34)	$(0.39)	$(0.98)

Basic and diluted weighted average number of common shares	9,035,000	9,030,000	9,035,000	9,029,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	August 29, 2008
	(unaudited)	February 29, 2008
ASSETS
Cash and cash equivalents	$785	$1,871
Restricted cash	2,458	4,526
Accounts receivable, net of allowance for bad debts of $733 and $746	4,196	3,231
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	1,430	3,422
Inventories, net	4,313	6,773
Prepaid expenses and other current assets	707	833

Total current assets	13,889	20,656

Lease receivable, net of current portion	440	—
Property, plant and equipment, at cost, net	15,600	15,208
Construction in progress	265	147
Software development costs, net of accumulated amortization of $12,696 and $12,161	1,176	1,614

Total assets	$31,370	$37,625

LIABILITIES
Current portion of long-term debt	$9	$9
Accounts payable — trade	2,404	3,060
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	5,258	6,491
Customer deposits	2,649	2,989
Accrued claim settlement costs	—	2,275
Accrued interest and dividends	3,260	2,287
Other accrued liabilities	2,169	1,803

Total current liabilities	15,749	18,914

Long-term obligations, less current portion:
Credit facility payable to bank	8,710	8,810
Subordinated convertible debt	9,515	9,366
Other long-term debt	11	16

	18,236	18,192

Unearned interest	143	—

Total liabilities	34,128	37,106

Commitments and contingencies	—	—

Minority interest	45	50

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at August 29, 2008 and February 29, 2008	6,000	6,000

Cumulative convertible participating preferred stock, Series C, $.05 par value, 3,300 shares authorized, issued and outstanding at August 29, 2008 and February 29, 2008	3,300	3,300

STOCKHOLDERS’ DEFICIENCY
Common stock, $.05 par value, 20,000,000 shares authorized; 9,035,355 shares issued and outstanding at August 29, 2008 and February 29, 2008	451	451
Additional paid-in capital	15,719	16,139
Accumulated other comprehensive loss	5	(121)
Accumulated deficit	(28,278)	(25,300)

Total stockholders’ deficiency	(12,103)	(8,831)

Total liabilities and stockholders’ deficiency	$31,370	$37,625

     The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Twenty six Weeks
	Ended
	August 29,	August 24,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,082)	$(8,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,113	906
Accretion of debt discount	149	257
Increase in allowances for accounts receivable and inventories, net	95	433
Loss attributable to minority interest	(7)	(12)
Stock compensation expense	43	57
Changes in operating assets and liabilities:
Accounts receivable	(952)	(2,049)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	1,992	1,350
Inventories	2,352	(1,063)
Prepaid expenses and other assets	(302)	(194)
Accounts payable	(656)	(44)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(1,233)	(149)
Customer deposits	(340)	1,584
Accrued interest	510	689
Other accrued liabilities	609	(212)

Net cash provided by (used in) operating activities	291	(7,142)

Cash flows from investing activities:
Acquisition of equipment	(970)	(67)
Capitalized software development costs	(97)	(435)
Payments for construction in progress	(124)	(2,716)

Net cash used in investing activities	(1,191)	(3,218)

Cash flows from financing activities:
Borrowings under line of credit	1,400	5,000
Repayments under line of credit	(1,500)	—
Proceeds from notes payable, Lenfest	—	4,000
Repayments of notes payable, Lenfest	—	(4,000)
Payments of other debt obligations	(5)	—
Proceeds from issuance of preferred stock	—	3,300
Payment of claim settlement costs	(2,275)	3,550
Decrease (increase) in restricted cash	2,068	(3,302)

Net cash (used in) provided by financing activities	(312)	8,548

Effect of exchange rate changes on cash	126	24

Net decrease in cash	(1,086)	(1,788)
Cash at beginning of period	1,871	2,215

Cash at end of period	$785	$427

Supplemental schedule of cash flow information:
Interest paid	$266	$113
Income taxes paid	—	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on Preferred Stock	$463	$148
The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements
1. Subsequent Events
Stock Exchange Listing
     On September 16, 2008, Environmental Tectonics Corporation (“ETC” or the “Company”) was advised by the American Stock Exchange (“AMEX”) that it had accepted the Company’s compliance plan (the “Plan”) and agreed to continue the listing of the Company’s common stock through at least March 16, 2009, subject to the Company attaining certain milestones. The Plan had been submitted on July 31, 2008 in response to a letter received from AMEX on July 2, 2008 stating that the Company was not in compliance with Section 1003 of the AMEX Company Guide. Specifically, the Company is not in compliance with Section 1003(a)(i) of the AMEX Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years, Section 1003(a)(ii) of the AMEX Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide with stockholders’ equity of less than $6,000,000 and net losses in its five most recent fiscal years. This non-compliance by the Company with Section 1003 of the AMEX Company Guide makes the Company’s common stock subject to being delisted from AMEX.
     The Company has been granted an extension until March 16, 2009 to regain compliance with the continued listing standards and must meet certain milestones during that timeframe which relate to specific plan objectives, some of which involve modifications to the Company’s Subordinated Note and Preferred Stock (See Note 6 — Credit Arrangements and Preferred Stock in the accompanying Notes to the Condensed Consolidated Financial Statements.) These instruments are held by H.F. Lenfest, a significant shareholder and a member of the Company’s Board of Directors (“Lenfest”). The Company is currently in discussions with Lenfest concerning these matters. The Company cannot predict the outcome of these discussions at this time. The Company will be subject to periodic review by AMEX Exchange Staff during the extension period. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX. (See Note 2 — Liquidity Matters in the accompanying Notes to the Consolidated Condensed Financial Statements).
     As a consequence of falling below the continued listing standards of the AMEX Company Guide, the Company has been included in a list of issuers that are not in compliance with AMEX’s continued listing standards. Additionally, an indicator has been added to the Company’s trading symbol noting the Company’s non-compliance with the continued listing standards of the AMEX Company Guide. The indicator will remain in place until such time as the Company regains compliance with the applicable listing standards.
Lenfest Acquisition Proposal
     On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest at the time the acquisition is consummated. On September 11, 2008, ETC was informed by Lenfest that he was withdrawing his proposal to purchase all of the publicly traded shares of the common stock of the Company not already owned by Lenfest. Lenfest beneficially owns 48.7% of the Company’s common stock, on a fully diluted basis (assuming the conversion of outstanding convertible notes and convertible preferred stock).
2. Liquidity Matters
     Given ETC’s recent financial results, the Company will need to obtain additional sources of capital in order to continue growing and operating its business. Because the Company has established businesses in many markets, owns significant fixed assets including a building, and other business assets which can be used for security, ETC believes that it will be able to identify such additional sources of capital or debt financing. The Company is currently in discussion with Lenfest for potential additional funding. The Company cannot be certain that it will be successful in obtaining additional sources of capital.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     ETC’s objective is to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis. Although the Company had not requested any funding under this agreement as of August 29, 2008, the Company anticipates requiring funding under this Lenfest line by fiscal year end. The Company believes that existing cash balances at August 29, 2008, cash generated from operating activities and potential funding under the agreement with Lenfest will be adequate to meet our future obligations through at least August 30, 2009.
     At August 29, 2008, our availability under our Credit Agreement with PNC was approximately $977,000.
     The Company’s backlog at August 29, 2008 and February 29, 2008, for work to be performed and revenue to be recognized under written agreements after such dates, was $25,762,000 and $38,281,000, respectively. In addition, training, maintenance and upgrade contracts backlog at August 29, 2008 and February 29, 2008, for work to be performed and revenue to be recognized after such dates under written agreements was $2,878,000 and $1,028,000, respectively. Of the August 29, 2008 sales backlog, the Company has contracts totaling approximately $17,597,000 for pilot training systems including $15,877,000 for two customers in the Middle East.
3. Summary of Significant Accounting Policies
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
     References to fiscal second quarter and first half of fiscal 2009 are references to the 13 and 26 week periods ended August 29, 2008, respectively.
     Certain amounts from the fiscal 2008 condensed consolidated financial statements regarding the Company’s European subsidiary have been reclassified from cost of goods sold to selling and administrative expenses to conform to the presentation in fiscal 2009.
     Significant Accounting Policies
     There have been no material changes in the Company’s significant accounting policies during fiscal 2009 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.
     Fair Value Measurements
     On March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities recorded at fair value on a non-recurring basis. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of this pronouncement had no material impact on the Company’s financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.
     In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.
     In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operation.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008. The Company will adopt FSP APB 14-1 effective February 28, 2009. The Company is currently assessing the impact of FSP APB 14-1 on its financial statements.
     In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
4. Inventories
     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	August 29,	February 29,
	2008	2008
	(unaudited)
	(in thousands)

Raw materials	$91	$90
Work in process	3,205	5,916
Finished goods	1,017	767

Total	$4,313	$6,773

     Inventory is presented net of an allowance for obsolescence of $1,330,000 (Raw material $90,000, Work in process $539,000 and Finished goods $701,000) and $1,222,000 (Raw material $90,000, Work in process $571,000 and Finished goods $561,000) at August 29, 2008 and February 29, 2008, respectively.
5. Accounts Receivable:
     The components of accounts receivable are as follows:

	August 29,
	2008	February 29,
	(unaudited)	2008

	(in thousands)

U.S. government receivables	$184	$315
U.S. commercial receivables	3,388	2,573
International receivables	1,357	1,089

	4,929	3,977
Less: allowance for doubtful accounts	(733)	(746)

	$4,196	$3,231

6. Long-term Obligations, Credit Arrangements and Preferred Stock:
Lenfest Letter Agreement
     On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC shall not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and shall be made in accordance with the rules and regulations of the American Stock Exchange. ETC’s objective is to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis. As of August 29, 2008, the Company had not requested any funding under this agreement.
Bank Credit and Facility
     On July 31, 2007, ETC entered into a revolving credit agreement (the “Credit Agreement”) in order to refinance its indebtedness with PNC Bank, National Association (“PNC”) in the aggregate amount of up to $15,000,000. This Credit Agreement was a replacement of a credit facility originally entered into with PNC in February 2003.
     On September 10, 2008, PNC renewed the Credit Agreement. The expiration date of the Credit Agreement has been extended from June 30, 2009 to June 30, 2010. All other terms and conditions of the Credit Agreement remain in full force and effect. Borrowings are required to be used for ETC’s working capital or other general business purposes and for issuances of letters of credit. Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made pursuant to the Credit Agreement bear interest at either the prime rate (as described in the promissory note executed in accordance with the Credit Agreement) minus 1.00% or the London Interbank Offered Rate (as described in the Note) plus 0.90%. Additionally, ETC is obligated to pay a fee of 0.125% per annum for unused available funds.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     The Credit Agreement contains affirmative and negative covenants for transactions of this type, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. Effective August 26, 2008, the Credit Agreement was amended to reflect that the Company must maintain a minimum Consolidated Tangible Net Worth (which, as defined, is total assets excluding intangibles less liabilities excluding the Subordinated Convertible Debt) of (a) $5,000,000 for the fiscal quarter ended August 29, 2008, (b) $4,000,000 for the fiscal quarter ended November 28, 2008 and (c) $3,500,000 for the fiscal quarter ending February 27, 2009 and thereafter. At August 29, 2008, our availability under our Credit Agreement with PNC was approximately $977,000. This includes borrowings under the Credit Agreement of $8,710,000 and outstanding letters of credit of $5,313,000.
     Subordinated Convertible Debt
     In connection with the financing provided by PNC on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Lenfest, pursuant to which the Company issued to Lenfest (i) a senior subordinated convertible promissory note (the “Subordinated Note”) in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of the Company’s common stock, which were exercised by Lenfest on February 14, 2005. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Lenfest. The Subordinated Note accrues interest at the rate of 10% per annum (Lenfest reduced the rate to 8% per annum for the period December 1, 2004 through November 30, 2008) and originally had a maturity date of February 18, 2009. At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. The Subordinated Note entitles Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the Subordinated Note into shares of ETC common stock at a conversion price of $6.05 per share. Any additional warrants issued under the Subordinated Note may be exercised into shares of ETC common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the ETC common stock for the 25 consecutive trading days immediately preceding the date of exercise.
     On March 11, 2008, the Company entered into Amendment No. 1 to the Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and First Amendment to Senior Subordinated Convertible Note (the “Note Amendment”). Under the terms of the Purchase Agreement Amendment, ETC and Lenfest agreed to amend the financial covenants set forth in the Convertible Note and Warrant Purchase Agreement so that they are similar to the financial covenants set forth in the Credit Agreement with PNC. Under the terms of the Note Amendment, the maturity date of the Subordinated Note was extended from February 18, 2009 to March 1, 2010. The effective date of the Purchase Agreement Amendment and the Note Amendment was February 19, 2008.
Long-term obligations at August 29, 2008 and February 29, 2008 consist of the following:

	(in thousands)
	August 29,
	2008	February 29,
	(unaudited)	2008

Credit facility payable to bank	$8,710	$8,810
Subordinated convertible debt, net of unamortized discount of $485 and $634	9,515	9,366
Other debt obligations	20	25

	18,245	18,201
Less current portion	9	9

	$18,236	$18,192

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Preferred Stock
     On April 7, 2006, the Company entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Lenfest. The Lenfest Equity Agreement permitted ETC to unilaterally draw down up to $15 million in exchange for shares of the Company’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”). The Preferred Stock provides for a dividend equal to 6% per annum. On August 23, 2007, the dividend was amended to 10% per annum, effective from August 23, 2007. The Preferred Stock is convertible, at Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which was set on the day of each draw down. The Conversion Price will be equal to the closing price of the Company’s common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns were not permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Preferred Stock will vote with the ETC common stock on an as converted basis.
     In connection with the execution of the Lenfest Equity Agreement, the Company drew down $3 million by issuing 3,000 shares of Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, the Company drew down an additional $3 million by issuing 3,000 shares of Preferred Stock at a conversion price equal to $6.68 per common share. The Lenfest Equity Agreement was terminated on July 31, 2007 upon execution of the credit agreement with PNC Bank.
     By way of a letter dated March 29, 2007, Lenfest agreed to allow the Company to defer until April 6, 2012, or earlier if demanded, the payment of accruing dividends on the Series B Preferred Stock issued under the Lenfest Equity Agreement.
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
     As allowed in the Series C Purchase Agreement, the Company is accruing dividends for the outstanding Preferred Stock but has deferred payment of these dividends until a subsequent date, up to and including August 23, 2012.
     Due to the Company’s accumulated deficit, all dividends accruing for the Series B and Series C Preferred Stock have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Accrued Interest and Dividends
     Accrued interest and dividends as of August 29, 2008 and February 29, 2008 consist of the following:

	August 29,
	2008	February 29,
	(unaudited)	2008

Accrued dividends on Series B Preferred Stock	$1,048	$749
Accrued dividends on Series C Preferred Stock	335	171

Total accrued dividends	1,383	920

Accrued interest on Subordinated Debt	1,842	1,367
Other accrued interest	35	—

Total accrued interest	1,877	1,367

Total accrued interest and dividends	$3,260	$2,287

7. Income Taxes
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
     Effective February 24, 2007, the Company adopted the provision of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109. FIN No. 48 requires a company to determine it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At August 29, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2007 remain open to examination by all tax jurisdictions to which the Company is subject.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
8. Segment Information (unaudited):
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

	(in thousands)
	TSG	CSG	Total
Thirteen weeks ended and as of August 29, 2008:
Net sales	$4,199	$4,525	$8,724
Interest expense	396	36	434
Depreciation and amortization	160	397	557
Operating loss	(666)	(162)	(828)
Income tax	—	—	—
Goodwill and intangibles	—	—	—
Identifiable assets	4,881	6,234	11,115
Expenditures for segment assets	655	—	655

Thirteen weeks ended and as of August 24, 2007:
Net sales	$1,862	$2,385	$4,247
Interest expense	313	73	386
Depreciation and amortization	120	334	454
Operating loss	(830)	(1,346)	(2,176)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	7,551	5,016	12,567
Expenditures for segment assets	242	170	412

	2008	2007
Reconciliation to consolidated amounts
Segment assets	$11,115	$12,567
Corporate assets	20,255	20,110

Total assets	$31,370	$32,677

Segment operating loss	$(828)	$(2,176)
Interest expense	434	386
Income tax expense	—	—

Total loss for segments	(1,262)	(2,562)

Corporate home office expenses	289	403
Other expenses, net	50	11
Minority interest	(8)	(6)

Net loss	$(1,593)	$(2,970)

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued

	(in thousands)
	TSG	CSG	Total
Twenty-six weeks ended and as of August 29, 2008:
Net sales	$8,499	$10,200	$18,699
Interest expense	644	226	870
Depreciation and amortization	305	808	1,113
Operating loss	(1,608)	134	(1,474)
Income tax	—	—	—
Goodwill and intangibles	—	—	—
Identifiable assets	4,881	6,234	11,115
Expenditures for segment assets	1,132	59	1,191

Twenty-six weeks ended and as of August 24, 2007:
Net sales	$3,131	$5,463	$8,594
Interest expense	548	192	740
Depreciation and amortization	257	649	906
Operating loss	(1,793)	(5,492)	(7,285)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	7,551	5,016	12,567
Expenditures for segment assets	377	125	502

	2008	2007
Reconciliation to consolidated amounts
Segment assets	$11,115	$12,567
Corporate assets	20,255	20,110

Total assets	$31,370	$32,677

Segment operating loss	$(1,474)	$(7,285)
Interest expense	870	740
Income tax expense	—	—

Total loss for segments	(2,344)	(8,025)

Corporate home office expenses	756	641
Other expenses, net	(11)	41
Minority interest	(7)	(12)

Net loss	$(3,082)	$(8,695)

     Concentration of sales greater than 10% included approximately 11% of sales totaling $986,000 in the thirteen weeks ended August 29, 2008 to one customer in the international pilot training product line and approximately 21% of sales totaling $906,000 in the thirteen weeks ended August 24, 2007 to one international customer in the TSG segment. Included in the segment information for the thirteen weeks ended August 29, 2008 are export sales of $4,016,000. Of this amount, there are sales to or relating to governments or commercial accounts in Saudi Arabia ($986,000) and Turkey ($709,000). Included in the segment information for the thirteen weeks ended August 24, 2007 are export sales of $1,768,000. Of this amount, there are sales to or relating to governments or commercial accounts in Indonesia ($906,000). Sales to the U.S. Government and its agencies were $386,000 for the current period and $79,000 for the same period in fiscal 2008.
     Approximately 13% of sales totaling $2,520,000 in the twenty-six weeks ended August 29, 2008 were made to one international customer in the TSG segment. Approximately 12% of sales totaling $1,042,000 in the twenty-six weeks ended August 24, 2007 were made to one international customer in the TSG segment.
     Included in the segment information for the twenty-six weeks ended August 29, 2008 are export sales (which includes sales of the Company’s foreign subsidiaries) of $7,678,000. Of this amount, there are sales to or relating to commercial accounts in Saudi Arabia of $2,521,000 and in Turkey of $1,150,000. Sales to the U.S. Government and its agencies aggregated $1,377,000 for the period.
     Included in the segment information for the twenty-six weeks ended August 24, 2007 are export sales (which includes sales of the Company’s foreign subsidiaries) of $3,105,000. Of this amount, there are sales to or

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
relating to commercial accounts in Indonesia of $1,042,000. Sales to the U.S. Government and its agencies aggregated $648,000 for the period.
     Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Included in the CSG segment operating losses are claims settlement costs of $3,639,000 for the first half of fiscal 2008. These costs consist of accounts receivable write-offs and a reserve for a settlement with the U.S. Navy and other costs. Unallocated general corporate expenses and other expenses such as letter of credit fees have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.
9. Legal Proceedings
Walt Disney World Co.
     In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and ETC (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleges damages ranging from approximately $47 million to $72 million plus punitive damages (collectively, the “2003 Litigation”). The 2003 Litigation was stayed until pretrial proceedings in the 2005 Litigation (described below) were completed. A pretrial conference in the 2003 Litigation is scheduled for October 22, 2008. The Company believes that it has valid defenses to the counterclaims asserted by Disney in the 2003 Litigation. Management is not able to predict the outcome of the 2003 Litigation.
     In December 2005, ETC and EnTCo filed a second lawsuit against Disney, alleging breach of contract and unfair competition (the “2005 Litigation”). On March 26, 2008, the Court granted summary judgment in favor of Disney and against the Company and dismissed the Company’s claim in the 2005 Litigation. On April 7, 2008, the Company filed a motion for reconsideration asking the Court to reconsider its March 2008 decision in the 2005 Litigation. The motion for reconsideration was denied. On July 9, 2008, the Company filed a formal appeal to the Court’s decision. The Company is scheduled on October 17, 2008 to engage in mediation of the 2005 Litigation.
Mends International, Ltd.
     On May 30, 2008, Mends International, Ltd. (“Mends”) filed a Request for Arbitration in the International Court of Appeals (the “Request”) against the Company alleging breach of contract. In the Request, Mends alleges that it paid ETC $797,486 in February 1999 to supply, deliver and install in Nigeria five General Aviation Training devices (“GAT IIs”) and that ETC failed to deliver the GAT IIs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. The Company has sought leave to assert a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. This issue is in the initial stages of litigation. The Company is currently in the process of preparing a response to the International Court of Arbitration. ETC intends to defend the matter vigorously, however, formal discovery has not begun and an arbitration date has not been set. Given that this litigation was only recently initiated, the Company at this point cannot predict the eventual outcome of the arbitration. However, as of August 29, 2008 the Company had recorded a reserve which would mitigate the financial impact of any adverse ruling.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
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
     To partially fund the settlement, on August 23, 2007 the Company entered into the Series C Preferred Stock Purchase Agreement with Lenfest, pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Cumulative Convertible Participating Preferred Stock (the “Series C Preferred Stock”) to Lenfest for $3,300,000. The proceeds from the issuance of the Series C Preferred Stock were used to partially fund the settlement with the Government.

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
     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) potential additional funding by Lenfest, (ii) the potential delisting of the Company’s common stock from the American Stock Exchange as a result of the Company’s failure to comply with the AMEX listing standards, (iii) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (iv) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (v) statements of future economic performance, (vi) statements of assumptions and other statements about the Company or its business, (vii) statements made about the possible outcomes of litigation involving the Company, including our outstanding litigation with Disney; (viii) statements regarding the Company’s ability to obtain additional financing to support its operations and other expenses, and (ix) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
     The Company cautions that the foregoing list of important factors is not exclusive. Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.
     References to fiscal first quarter 2009 and the first half of fiscal 2009 are references to the 13 and 26 week periods ended August 29, 2008, respectively. References to fiscal first quarter 2008 and the first half of fiscal 2008 are references to the 13 and 26 week periods ended August 24, 2007.
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
     The following factors had an adverse impact on our performance (operating results and/or cash flow) for the fiscal quarter ended August 29, 2008:
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
     The Company continues to incur the expense of a publicly traded company. These costs have been relatively high in the current fiscal period reflecting the required regulatory announcements and filings associated with, among other items, the continued listing of the Company’s common stock on the American Stock Exchange, the filing of multiple period financial reports and the initiative by Lenfest to take the Company private.
•	relatively high cost of capital (preferred stock) and debt-related amortization and interest expense.
     The Company’s subordinated debt currently carries an annual interest rate of 8% and the Company’s preferred stock has an annual dividend rate of 10%. Interest expense for the first half of fiscal 2009 was $870,000 or 4.7% of sales. Preferred stock dividends were $465,000. Under arrangements currently in place, although the Company accrues interest and dividends, actual payment of these amounts has been deferred by Lenfest, the holder of these instruments until sometime in the future.
•	cash limitations;
     One of the greatest challenges we continue to face is adequately funding the cash requirements of our large, long-term multi-year projects, the costs of technological development of existing products, the cost to modify the building and produce the equipment for the NASTAR Center, and the costs to market our ATFS technology to the U.S. government and international government defense agencies. Although some long-term contracts incorporate milestone payments, the cash flows associated with production and material requirements tend to vary significantly over time. These projects are usually cash positive in the early stages and cash negative during the production phase. Funding these contracts and the other initiatives continues to require a significant amount of cash. At August 29, 2008, our availability under our Credit Agreement with PNC was approximately $977,000.
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
     Given our recent financial performance, we will need to obtain additional sources of capital in order to continue growing and operating our business.

     On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest at the time the acquisition is consummated. On September 11, 2008, ETC was informed by Lenfest was withdrawing its proposal to purchase all of the publicly traded shares of the common stock of the Company not already owned by Lenfest. Lenfest beneficially owns 48.7% of the Company’s common stock, on a fully diluted basis (assuming the conversion of outstanding convertible notes and convertible preferred stock).
     The Company is currently in discussion with Lenfest for potential additional funding. The Company cannot predict the outcome of these discussions at this time.
     Because we have established businesses in many markets, own significant fixed assets including a building, and other business assets which can be used for security, we believe that we will be able to identify such additional sources of capital or debt financing, although we cannot be certain that we will be successful in obtaining additional sources of capital.
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

Results of Operations
Thirteen weeks ended August 29, 2008 compared to thirteen weeks ended August 24, 2007
     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	Thirteen weeks ended
	August 29,	August 24,	Variance
	2008	2007	$	%
	(amounts in thousands)		Favorable (Unfavorable)
Sales:
Domestic	$4,322	$2,400	$1,922	80.1%
US Government	386	79	307	388.6%
International	4,016	1,768	2,248	127.1%

Total Sales	8,724	4,247	4,477	105.4%

Gross Profit	2,042	588	1,454	247.3%

Selling, general and administrative	2,755	2,680	(75)	(2.8)%
Claim settlement costs	—	250	250	100.0%
Research and development	404	237	(167)	(70.5)%

Operating loss	(1,117)	(2,579)	1,462	56.7%
Interest expense, net	434	386	(48)	(12.4)%
Other expense, net	50	11	(39)	(354.5)%
Minority interest	(8)	(6)	2	33.3%

Net loss	($1,593)	($2,970)	$1,377	46.4%
Net loss per share applicable to common stockholders	($0.20)	($0.34)	$0.14	41.2%

Net Loss
     The Company had a net loss of $1,593,000, or $0.20 per share (basic and diluted), during the second quarter of fiscal 2009 compared to a net loss of $2,970,000, or $0.34 per share (basic and diluted), for the second quarter of fiscal 2008, representing a decrease in net loss of $1,377,000. This decrease in net loss reflected a significant increase in sales and corresponding gross profit. Acting as partial offsets were higher research and development expenses and interest expense.
Sales
     Sales for the second quarter of fiscal 2009 were $8,724,000 as compared to $4,247,000 for the second quarter of fiscal 2008, an increase of $4,477,000, 105.4%. As the table indicates, significant increases were evidenced in all geographic areas. Additionally, most product areas showed significantly improved performance, with triple digit percentage increases in all product lines except sterilizers and service and spares. Sterilizer sales decreased as the prior period included higher sales on multiple units.
     Given the product mix of the Company’s August 29, 2008 sales backlog of $28,640,000, it is anticipated that the sales level may decline over the next two fiscal quarters compared to the first two quarters of fiscal 2009. Specifically, $15.6 million of the backlog is for large simulators in the pilot training area. These contracts ordinarily have long lead time items and require extensive software development time. However, given that the Company’s contracts under proposal was significant as of August 29, 2008, this may provide additional sales to offset portions of the long lead time contracts. For the full 2009 fiscal year, the Company anticipates that sales will be significantly improved over fiscal 2008.

Domestic Sales
     Domestic sales in the second quarter of fiscal 2009 were $4,322,000 as compared to $2,400,000 in the second quarter of fiscal 2008, an increase of $1,922,000 or 80.1%, primarily reflecting significant increases in the environmental and hyperbaric product areas. The environmental and hyperbaric lines were up a combined $1,822,000, 262.2%. Environmental continued production on a multiple unit order from a domestic automotive manufacturer. Hyperbaric placed almost five times as many monoplace chambers in the current fiscal quarter versus the prior corresponding quarter. Domestic sales represented 49.5% of the Company’s total sales in the second quarter of fiscal 2009, as compared to 56.5% for the second quarter of fiscal 2008. U.S. Government sales in the second quarter of fiscal 2009 were $386,000 as compared to $79,000 in the second quarter of fiscal 2008 and represented 4.4% of total sales in the second quarter of fiscal 2009 versus 1.9% for the second quarter of fiscal 2008.
International Sales
     International sales for the second quarter of fiscal 2009 were $4,016,000 as compared to $1,768,000 in the second quarter of fiscal 2008, an increase of $2,248,000 or 127.1%, and represented 46.1% of total sales, as compared to 41.6% in the second quarter of fiscal 2008. The current reporting period benefited from significant percentage of completion (“POC”) revenue recognition for contracts in the Middle East. Throughout the Company’s history, most of the sales for Pilot Training Services have been made to international customers. Of the international total sales for the second quarter of fiscal 2009, there are sales to or relating to governments or commercial accounts in Saudi Arabia ($986,000) and Turkey ($709,000). Of the international total sales for the second quarter of fiscal 2008, there were sales of 10% or more to or relating to governments or commercial accounts in Indonesia ($906,000) and Pakistan ($191,000). Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
     Gross profit for the second quarter of fiscal 2009 was $2,042,000 as compared to $588,000 in the second quarter of fiscal 2008, an increase of $1,454,000 or 247.3%. This increase reflected the aforementioned increased sales level and corresponding gross profit coupled with an improvement in the gross profit rate as a percent of revenue to 23.4% compared to 13.8% in the prior period. The improved gross profit percentage was the result of an improved product mix which included significant sales of high margin pilot training equipment. Reflecting the increased sales levels in almost all product and geographic categories, most product and geographic categories generated higher gross profit rates.
Selling and Administrative Expenses
     Selling and administrative expenses for the second quarter of fiscal 2009 were $2,755,000 as compared to $2,680,000 in the second quarter of fiscal 2008, an increase of $75,000 or 2.8%. As a result of the higher sales levels, commission expense increased by $538,000 or 96.4%, offset in part by a reduction in claims expense of $211,000. As a percentage of sales, selling and administrative expenses were 31.6% in the current period compared to 63.1% in the second quarter of fiscal 2008.
Claim Settlement Costs
     Claims settlement costs in the prior period consist of an additional reserve for a payment under a settlement to the Government of $250,000. (See Note 10. Legal Proceedings in the accompanying Notes to the Consolidated Financial Statements.)
Research and Development Expenses
     Research and development expenses, which are charged to operations as incurred, were $404,000 for the second quarter of fiscal 2009 as compared to $237,000 in the prior period, primarily for work performed in the Company’s Turkish subsidiary. Most of ETC’s research efforts, which were and continue to be a significant cost of our business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the second quarter of fiscal 2009 was $434,000 as compared to $386,000 for the second quarter of fiscal 2008, representing an increase of $48,000 or 12.4%. The increase reflected higher interest expense on a higher average loan balance partially offset by lower amortization expense related to the beneficial feature of the Company’s Subordinated Note and the value assigned to warrants which were issued with the

Subordinated Note as part of the Company’s February 2003 refinancing. Amortization expense associated with the Subordinated Note has been recalculated to reflect the extension of the maturity date of the note.
Other Income/Expense, Net
     Other income/expense, net, was a net expense of $50,000 for the second quarter of fiscal 2009 versus a net expense of $11,000 for the second quarter of fiscal 2008, an increase of $39,000.
Twenty six weeks ended August 29, 2008 compared to twenty six weeks ended August 24, 2007

	Summary Table of Results
	Twenty six weeks ended
	August 29,	August 24,	Variance
	2008	2007	$	%
	(amounts in thousands)		Favorable (Unfavorable)
Sales:
Domestic	$9,644	$4,841	$4,803	99.2%
US Government	1,377	648	729	112.5%
International	7,678	3,105	4,573	147.3%

Total Sales	18,699	8,594	10,105	117.6%

Gross Profit	4,537	1,527	3,010	197.1%

Selling, general and administrative	6,068	5,523	(545)	(9.9)%
Claim settlement costs	—	3,639	3,639	100.0%
Research and development	699	291	(408)	(140.2)%

Operating profit (loss)	(2,230)	(7,926)	5,696	71.9%
Interest expense, net	870	740	(130)	(17.6)%
Other expense, net	(11)	41	52	126.8%
Minority interest	(7)	(12)	(5)	41.7%

Net loss	($3,082)	($8,695)	$5,613	64.6%
Net loss per share applicable to common stockholders	($0.39)	($0.98)	$0.59	60.2%

Net Loss
     The Company had a net loss of $3,082,000, or $0.39 per share (basic and diluted), during the first half of fiscal 2009 compared to a net loss of $8,695,000, or $0.98 per share (basic and diluted), for the first half of fiscal 2008, representing a decrease in net loss of $5,613,000. This decrease in net loss was due primarily to the increased sales and associated gross profits. Additionally, the prior period included claims costs of $3,639,000 associated with a settlement with the U.S. Government under a contract for submarine rescue chambers. Acting as a partial offset was an increase in research and development expenses of $408,000.
Sales
     Sales for the first half of fiscal 2009 were $18,699,000 as compared to $8,594,000 for the first half of fiscal 2008, an increase of $10,105,000 or 117.6%. As the table indicates, significant increases were evidenced in all geographic areas. Additionally, most product areas showed significantly improved performance, with most evidencing triple digit percentage increases ranging from entertainment (up 103%) to environmental (up 341%).
     Given the product mix of the Company’s August 29, 2008 sales backlog of $28,640,000, it is anticipated that the sales level may decline over the next two fiscal quarters compared to the first two quarters of fiscal 2009. Specifically, $15.6 million of the backlog is for large simulators in the pilot training area. These contracts ordinarily have long lead time items and require extensive software development time. However, given that the Company’s contracts under proposal was significant as of August 29, 2008, this may provide additional sales to offset portions of the long lead time contracts. For the full 2009 fiscal year, the Company anticipates that sales will be significantly improved over fiscal 2008.

Domestic Sales
     Overall, domestic sales in the first half of fiscal 2009 were $9,644,000 as compared to $4,841,000 in the first half of fiscal 2008, an increase of $4,803,000 or 99.2%, reflecting the aforementioned increases in most product areas. Domestic sales represented 51.6% of the Company’s total sales in the first half of fiscal 2009, down from 56.3% for the first half of fiscal 2008. U.S. Government sales in the first half of fiscal 2009 were $1,377,000 as compared to $648,000 in the first half of fiscal 2008 and represented 7.4% of total sales in the first half of fiscal 2009 versus 7.5% for the first half of fiscal 2008.
International Sales
     International sales for the first half of fiscal 2009 were $7,678,000 as compared to $3,105,000 in the first half of fiscal 2008, an increase of $4,573,000 or 147.3%, and represented 41.0% of total sales, as compared to 36.2% in the first half of fiscal 2008. Throughout the Company’s history, most of the sales for PTS have been made to international customers. During the first half of fiscal 2009, there were sales to or relating to governments or commercial accounts in Saudi Arabia ($2,521,000) and Turkey ($1,150,000). During the first half of fiscal 2008, there were sales to or relating to governments or commercial accounts in Indonesia ($1,042,000) and Malaysia ($245,000). Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
     Gross profit for the first half of fiscal 2009 was $4,537,000 as compared to $1,527,000 in the first half of fiscal 2008, an increase of $3,010,000 or 197.1%. This increase primarily reflected the aforementioned higher sales level. Gross profit as a percentage of sales improved to 24.3% during the first half of fiscal 2009 compared to 17.8% for the prior period. The improved gross profit percentage was the result of an improved product mix which included significant sales of high margin pilot training equipment.
Selling and Administrative Expenses
     Selling and administrative expenses for the first half of fiscal 2009 were $6,068,000 as compared to $5,523,000 in the first half of fiscal 2008, an increase of $545,000 or 9.9%. Increased spending for legal costs, a reserve for a potential legal settlement, higher commissions on the higher sales levels, bid and proposal costs on increased bid activity and higher consulting expenses related to ATFS marketing efforts were partially offset by reduced claims expenses. As a percentage of sales, selling and administrative expenses were 32.5% for the first half of fiscal 2009 compared to 64.3% in the first half of fiscal 2008.
Claim Settlement Costs
     Claims settlement costs in the first half of fiscal 2008 consist of a write off of contract accounts receivables of $89,000 and a reserve for a tentative payment to the Government of $3,550,000. (See Note 10. Legal Proceedings in the accompanying Notes to the Consolidated Financial Statements.)
Research and Development Expenses
     Research and development expenses, which are charged to operations as incurred, were $699,000 for the first half of fiscal 2009 compared to $291,000, which is net of monies due under a NASA grant of $232,000, for the first half of fiscal 2008. The net increase primarily reflected activity in the Company’s Turkish subsidiary. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the first half of fiscal 2009 was $870,000 as compared to $740,000 for the first half of fiscal 2008, representing an increase of $130,000 or 17.6%. The increase reflected higher interest expense reflecting new borrowings partially offset by lower amortization expense related to the beneficial feature of the Company’s Subordinated Note and the value assigned to warrants which were issued with the Subordinated Note as part of the Company’s February 2003 Refinancing. Amortization expense associated with the Subordinated Note has been recalculated to reflect the extension of the maturity date of the subordinated note to March 1, 2010.
Other Income/Expense, Net
     Other income/expense, net, was a net income of $11,000 for the first half of fiscal 2009 versus a net expense of $41,000 for the first half of fiscal 2008, an increase in income of $52,000. The current period included miscellaneous income related to an insurance settlement.

Liquidity and Capital Resources
     We have historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On July 31, 2007, the Company entered into a credit agreement pursuant to which it completed a refinancing of its indebtedness with PNC in the aggregate amount of up to $15,000,000. This Credit Agreement is a replacement of a credit facility originally entered into with PNC in February 2003. On September 10, 2008, PNC renewed the Credit Agreement. The expiration date of the Credit Agreement has been extended from June 30, 2009 to June 30, 2010. All other terms and conditions of the Credit Agreement remain in effect. (See Note 6 — Long-term Obligations, Credit Arrangements and Preferred Stock in the accompanying Notes to the Condensed Consolidated Financial Statements.)
     During the twenty-six weeks ended August 29, 2008, operating activities generated $291,000 of cash versus a usage of $7,142,000 for the corresponding prior period. This variance reflected significant cash generation from the reduced net loss and lower accounts receivables and inventories. Partial offsets were reductions in customer deposits and billings in excess of costs and estimated earnings on uncompleted long-term contracts. Reductions in both accounts reflected increased revenue recognition on various contracts.
     The Company’s investing activities required $1,191,000 during the twenty-six weeks ended August 29, 2008, down from $3,218,000 for the prior period, consisting primarily of spending for the continued construction of the Company’s NASTAR center.
     The Company’s financing activities required $312,000 during the twenty-six weeks ended August 29, 2008 primarily reflecting a reduction of restricted cash which was used to partially fund the aforementioned U.S. Government settlement as well a net reduction in borrowings under the Company’s credit facility.
     On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. Although the Company had not requested any funding under this agreement as of August 29, 2008, the Company anticipates requiring funding under this Lenfest line by fiscal year end. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of AMEX. ETC’s objective is to either replace or supplant any financing provided by Lenfest with third party commitments on a best efforts basis.
     On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest at the time the acquisition is consummated.
     On September 11, 2008, Environmental Tectonics Corporation was informed by Lenfest that he was withdrawing his proposal to purchase all of the publicly traded shares of the common stock of the Company not already owned by Lenfest. Lenfest beneficially owns 48.7% of the Company’s common stock, on a fully diluted basis (assuming the conversion of outstanding convertible notes and convertible preferred stock).
     We believe that existing cash balances at August 29, 2008, cash generated from operating activities and potential funding under the agreement with Lenfest will be adequate to meet our future obligations through at least August 30, 2009.
     The Company is currently in discussion with Lenfest for potential additional funding. The Company cannot predict the outcome of these discussions at this time.
Backlog
     Our sales backlog at August 29, 2008 and February 29, 2008, for work to be performed and revenue to be recognized under written agreements after such dates, was $25,765,000 and $38,281,000, respectively. In addition, our training, maintenance and upgrade contracts backlog at August 29, 2008 and February 29, 2008, for work to be performed and revenue to be recognized after such dates under written agreements was $2,878,000 and $1,028,000, respectively. Of the August 29, 2008 sales backlog, we have contracts totaling approximately $17,597,000 for pilot training systems including $15,877,000 for two customers in the Middle East.
     Given the product mix of the Company’s August 29, 2008 sales backlog of $28,640,000, it is anticipated that the sales level may decline over the next two fiscal quarters compared to the first two quarters of fiscal 2009. Specifically, $15.6 million of the backlog is for large simulators in the pilot training area. These contracts ordinarily have long lead time items and require extensive software development time. However, given that the Company’s contracts under proposal was significant as of August 29, 2008, this may provide additional sales to offset portions of the long lead time contracts. For the full 2009 fiscal year, the Company anticipates that sales will be significantly improved over fiscal 2008. The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each quarter of its fiscal year.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Control and Procedures
     As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A. control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
     (b) Management’s Assessment of ETC’s Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 29, 2008.
     Prior Material Weaknesses
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis. As of May 25, 2007, management identified the following material weaknesses in the Company’s internal control over financial reporting:
•	The Company did not file its Quarterly Reports on Form 10-Q for the quarters ended May 25, 2007, August 24, 2007 and November 23, 2007 on a timely basis.

•	Management had a lack of expertise in accounting for complex transactions.

•	The Company lacked an independent review of the accounting records.

•	Management exhibited a lack of training in compliance with government contracts.
     Remediation of Material Weaknesses
     As of August 29, 2008, the Company had corrected all of its material weaknesses.
     On December 12, 2007 the Company entered into an Administrative Agreement with the Department of the Navy. This agreement includes a program of compliance reviews, audits and reports. As part of the agreement, key personnel will receive training in acceptable government contracting practices and procedures.
          On February 22, 2008, the Company and the U.S. Government finalized a settlement agreement which concluded all open matters related to the Company’s claim with the U.S. Government.
          On May 29, 2008, the Company filed contemporaneously with the Annual Report on Form 10- K its previously unfiled Quarterly Reports on Form 10-Q for the fiscal quarters ended May 25, 2007, August 24, 2007 and November 23, 2007.
     Additionally, a highly skilled staff person has been hired in the Company’s accounting department.
     Should additional control deficiencies or material weaknesses be identified, they may have an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.
     (c) Changes in Internal Control Over Financial Reporting.
     Other than to address the material weaknesses discussed above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Walt Disney World Co.
     In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and ETC (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleges damages ranging from approximately $47 million to $72 million plus punitive damages (collectively, the “2003 Litigation”). The 2003 Litigation was stayed until pretrial proceedings in the 2005 Litigation (described below) were completed. A pretrial conference in the 2003 Litigation is scheduled for October 22, 2008. We believe that we have valid defenses to the counterclaims asserted by Disney in the 2003 Litigation. Management is not able to predict the outcome of the 2003 Litigation.
     In December 2005, ETC and EnTCo filed a second lawsuit against Disney, alleging breach of contract and unfair competition (the “2005 Litigation”). On March 26, 2008, the Court granted summary judgment in favor of Disney and against the Company and dismissed the Company’s claim in the 2005 Litigation. On April 7, 2008, the Company filed a motion for reconsideration asking the Court to reconsider its March 2008 decision in the 2005 Litigation. The motion for reconsideration was denied. On July 9, 2008, the Company filed a formal appeal to the Court’s decision. The Company is scheduled on October 17, 2008 to engage in mediation of the 2005 Litigation.
Mends International, Ltd.
     On May 30, 2008, Mends International, Ltd. (“Mends”) filed a Request for Arbitration in the International Court of Appeals (the “Request”) against the Company alleging breach of contract. In the Request, Mends alleges that it paid ETC $797,486 in February 1999 to supply, deliver and install in Nigeria five General Aviation Training devices (“GAT IIs”) and that ETC failed to deliver the GAT IIs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. The Company has sought leave to assert a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. This issue is in the initial stages of litigation. The Company is currently in the process of preparing a response to the International Court of Arbitration. ETC intends to defend the matter vigorously, however, formal discovery has not begun and an arbitration date has not been set. Given that this litigation was only recently initiated, the Company at this point cannot predict the eventual outcome of the arbitration. However, as of August 29, 2008 the Company had recorded a reserve which would mitigate the financial impact of any adverse ruling.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated October 13, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated October 13, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated October 13, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: October 13, 2008	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief Executive Officer (Principal Executive Officer)

Date: October 13, 2008	By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer (Principal Financial and Accounting Officer)