Form 10-Q
period 2008-11-28
ENVIRONMENTAL TECTONICS CORP
filed 2009-01-12
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2008
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
     Yes ☐ No ☑
     As of December 29, 2008, there were 9,035,355 shares of the registrant’s common stock issued and outstanding.

     When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share information)

	Thirteen Weeks		Thirty nine Weeks
	Ended		Ended
	November 28,	November 23,	November 28,	November 23,
	2008	2007	2008	2007

Net sales	$8,706	$6,701	$27,405	$15,295
Cost of goods sold	5,749	5,434	19,911	12,501

Gross profit	2,957	1,267	7,494	2,794

Operating expenses:
Selling and administrative	2,434	2,830	8,502	8,353
Claim settlement costs	—	—	—	3,639
Research and development	247	64	946	355

	2,681	2,894	9,448	12,347

Operating income (loss)	276	(1,627)	(1,954)	(9,553)

Other expenses:
Interest expense	417	406	1,287	1,146
Other, net	(27)	61	(38)	102

	390	467	1,249	1,248

Loss before income taxes	(114)	(2,094)	(3,203)	(10,801)
Provision for income taxes	—	—	—	—

Loss before minority interest	(114)	(2,094)	(3,203)	(10,801)
(Loss) profit attributable to minority interest	(1)	4	(6)	(8)

Net loss	(113)	(2,098)	(3,197)	(10,793)

Preferred stock dividend	(230)	(231)	(695)	(411)

Loss applicable to common shareholders	$(343)	$(2,329)	$(3,892)	$(11,204)

Per share information:

Basic and diluted loss per share applicable to common shareholders	$(0.04)	$(0.26)	$(0.43)	$(1.24)

Basic and diluted weighted average number of common shares	9,035,000	9,030,000	9,035,000	9,030,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	November 28,	February 29,
	2008	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$548	$1,871
Restricted cash	2,474	4,526
Accounts receivable, net of allowance for bad debts of $361 and $746	4,083	3,231
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	726	3,422
Inventories, net	4,691	6,773
Prepaid expenses and other current assets	656	833

Total current assets	13,178	20,656

Lease receivable, net of current portion	412	—
Property, plant and equipment, at cost, net	15,323	15,208
Construction in progress	522	147
Software development costs, net of accumulated amortization of $12,962 and $12,161	1,040	1,614

Total assets	$30,475	$37,625

LIABILITIES
Current portion of long-term debt	$9	$9
Accounts payable — trade	2,309	3,060
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	4,195	6,491
Customer deposits	2,669	2,989
Accrued claim settlement costs	—	2,275
Accrued interest and dividends	3,731	2,287
Other accrued liabilities	2,243	1,803

Total current liabilities	15,156	18,914

Long-term obligations, less current portion:
Credit facility payable to bank	8,910	8,810
Subordinated convertible debt	9,589	9,366
Other long-term debt	9	16

	18,508	18,192

Unearned interest	161	—

Total liabilities	33,825	37,106

Commitments and contingencies	—	—

Minority interest	44	50

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at November 28, 2008 and February 29, 2008	6,000	6,000

Cumulative convertible participating preferred stock, Series C, $.05 par value, 3,300 shares authorized, issued and outstanding at November 28, 2008 and February 29, 2008	3,300	3,300

STOCKHOLDERS’ DEFICIENCY
Common stock, $.05 par value, 20,000,000 shares authorized; 9,035,355 shares issued and outstanding at November 28, 2008 and February 29, 2008	451	451
Additional paid-in capital	15,487	16,139
Accumulated other comprehensive loss	(121)	(121)
Accumulated deficit	(28,511)	(25,300)

Total stockholders’ deficiency	(12,694)	(8,831)

Total liabilities and stockholders’ deficiency	$30,475	$37,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirty nine Weeks Ended
	November 28,	November 23,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,197)	$(10,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,668	1,359
Accretion of debt discount	223	394
(Decrease)/increase in allowances for accounts receivable and inventories, net	(5)	653
Loss attributable to minority interest	(6)	(8)
Stock compensation expense	43	86
Changes in operating assets and liabilities:
Accounts receivable	(467)	(4,471)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	2,696	(283)
Inventories	1,702	(2,319)
Prepaid expenses and other assets	(229)	(124)
Accounts payable	(751)	1,349
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(2,296)	3,611
Customer deposits	(320)	2,063
Accrued interest	749	1,129
Other accrued liabilities	587	(339)

Net cash provided by (used in) operating activities	397	(7,693)

Cash flows from investing activities:
Acquisition of equipment	(982)	(3,114)
Capitalized software development costs	(227)	(580)
Payments for construction in progress	(381)	—

Net cash used in investing activities	(1,590)	(3,694)

Cash flows from financing activities:
Borrowings under line of credit	1,600	8,810
Repayments under line of credit	(1,500)	—
Proceeds from notes payable, Lenfest	—	4,000
Repayments of notes payable, Lenfest	—	(4,000)
Payments of other debt obligations	(7)	—
Proceeds from issuance of preferred stock	—	3,300
Payment of claim settlement costs	(2,275)	3,550
Decrease (increase) in restricted cash	2,052	(5,628)

Net cash (used in) provided by financing activities	(130)	10,032

Effect of exchange rate changes on cash	—	(65)

Net decrease in cash	(1,323)	(1,420)
Cash at beginning of period	1,871	2,215

Cash at end of period	$548	$795

Supplemental schedule of cash flow information:
Interest paid	$383	$116
Income taxes paid	—	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on preferred stock	$695	$148
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
     The Company has been granted an extension until March 16, 2009 to regain compliance with the continued listing standards and must meet certain milestones during that timeframe which relate to specific plan objectives, some of which involve modifications to the Company’s Subordinated Note and Preferred Stock (See Note 7 — Credit Arrangements and Preferred Stock in the accompanying Notes to the Condensed Consolidated Financial Statements.) These instruments are held by H.F. Lenfest, a significant shareholder and a member of the Company’s Board of Directors (“Lenfest”). The Company is currently in discussions with Lenfest concerning these matters. The Company cannot predict the outcome of these discussions at this time. The Company will be subject to periodic review by AMEX Exchange Staff during the extension period. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company’s common stock being delisted from AMEX. (See Note 3 — Liquidity Matters in the Notes to the Consolidated Condensed Financial Statements).
     As a consequence of falling below the continued listing standards set forth in the AMEX Company Guide, the Company has been included in a list of issuers that are not in compliance with AMEX’s continued listing standards. Additionally, an indicator has been added to the Company’s trading symbol noting the Company’s non-compliance with the continued listing standards of the AMEX Company Guide. The indicator will remain in place until such time as the Company regains compliance with the applicable listing standards.
2. Lenfest Acquisition Proposal
     On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest at the time the acquisition is consummated. On September 11, 2008, ETC was informed by Lenfest that he was withdrawing his proposal to purchase all of the publicly traded shares of the common stock of the Company that he did not currently own. Lenfest beneficially owns 48.7% of the Company’s common stock, on a fully diluted basis (assuming the conversion of outstanding convertible notes and convertible preferred stock).
3. Liquidity Matters
     The Company expects to need additional sources of capital in order to continue growing and operating its business. The Company is currently in discussions with PNC Bank, National Association (“PNC”) and Lenfest for potential additional funding. The Company cannot be certain that it will be successful in obtaining additional sources of capital.
     On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements are subject to any required approvals including the approval of ETC’s shareholders and are required to be made in accordance with the rules and regulations of AMEX (assuming that the Company’s common stock is still listed on AMEX). This commitment by Lenfest is not dependent on the transaction contemplated in Note 1 — Stock Exchange Listing.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     ETC’s objective in its refinancing efforts is to increase its current financing with additional financing from PNC or Lenfest commitments. It is expected that these arrangements may include a restructuring of the Company’s current capital structure including an exchange of Lenfest’s debt for preferred stock and a modification of the terms of the outstanding preferred stock The Company believes that existing cash balances at November 28, 2008, cash generated from operating activities, cash from potential new contract awards, and potential additional funding from PNC and/or Lenfest with will be adequate to meet its future obligations through at least November 30, 2009.
     At November 28, 2008, the Company’s availability under its Credit Agreement with PNC was approximately $971,000.
     The Company’s backlog at November 28, 2008 and February 29, 2008, for work to be performed and revenue to be recognized under written agreements after such dates, was $28,040,000 and $38,281,000, respectively. In addition, training, maintenance and upgrade contracts backlog at November 28, 2008 and February 29, 2008, for work to be performed and revenue to be recognized after such dates under written agreements was $2,339,000 and $1,028,000, respectively. These contracts total $30,379,000 and include contracts with domestic customers ($3,748,000 or 12.3%), U.S. Government agencies ($3,003,000 or 9.9%) and international customers ($23,627,000 or 77.8%). Of the November 28, 2008 sales backlog, the Company has contracts totaling approximately $14,036,000 for pilot training systems including $12,729,000 for two customers in the Middle East.
4. Summary of Significant Accounting Policies
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
     References to fiscal third quarter and first nine months of fiscal 2009 are references to the 13 and 39 week periods ended November 28, 2008, respectively.
     References to fiscal third quarter and first nine months of fiscal 2008 are references to the 13 and 39 week periods ended November 23, 2007, respectively.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of this pronouncement had no material impact on the Company’s financial statements.
     Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operations and financial condition.
     In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Election of this fair-value option did not have a material effect on the Company’s consolidated financial condition, results of operations, cash flows or disclosures.
     In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.
     In May 2008, FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operation.
     In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008. The Company will adopt FSP APB 14-1 effective February 27, 2009. The Company is currently assessing the impact of FSP APB 14-1 on its financial statements.
     In June 2008, FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
5. Inventories
     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	November 28,	February 29,
	2008	2008
	(unaudited)
	(in thousands)

Raw materials	$96	$90
Work in process	3,398	5,916
Finished goods	1,197	767

Total	$4,691	$6,773

     Inventory is presented net of an allowance for obsolescence of $1,602,000 (Raw material $97,000, Work in process $804,000 and Finished goods $701,000) and $1,222,000 (Raw material $90,000, Work in process $571,000 and Finished goods $561,000) at November 28, 2008 and February 29, 2008, respectively.
6. Accounts Receivable:
     The components of accounts receivable are as follows:

	November 28,	February 29,
	2008	2008
	(unaudited)
	(in thousands)
U.S. government receivables	$179	$315
U.S. commercial receivables	1,628	2,573
International receivables	2,637	1,089

	4,444	3,977
Less: allowance for doubtful accounts	(361)	(746)

	$4,083	$3,231

7. Long-term Obligations, Credit Arrangements and Preferred Stock:
Lenfest Letter Agreement
     On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC shall not request more than $10 million in the aggregate. All agreements are subject to any required approvals including the approval of ETC’s shareholders and are required to be made in accordance with the rules and regulations of the American Stock Exchange (assuming that the Company’s common stock is still listed on AMEX). As of November 28, 2008, the Company had not requested any funding under this agreement.
Bank Credit and Facility
     On July 31, 2007, ETC entered into a revolving credit agreement (the “Credit Agreement”) in order to refinance its indebtedness with PNC in the aggregate amount of up to $15,000,000. This Credit Agreement was a replacement of a credit facility originally entered into with PNC in February 2003.
     On September 10, 2008, the Credit Agreement was renewed. The expiration date of the Credit Agreement was extended from June 30, 2009 to June 30, 2010. All other terms and conditions of the Credit Agreement remained in full force and effect. Borrowings are required to be used for ETC’s working capital or other general business purposes and for issuances of letters of credit. Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made pursuant to the Credit Agreement bear interest at either the prime rate (as described in the promissory note executed in accordance with the Credit Agreement) minus 1.00% or the London Interbank Offered Rate (as described in the Note) plus 0.90%. Additionally, ETC is obligated to pay a fee of 0.125% per annum for unused available funds.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     The Credit Agreement contains affirmative and negative covenants for transactions of this type, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. Effective August 26, 2008, the Credit Agreement was amended to reflect that the Company must maintain a minimum Consolidated Tangible Net Worth (which, as defined, is total assets excluding intangibles less liabilities excluding the Subordinated Convertible Debt) of (a) $5,000,000 for the fiscal quarter ended August 29, 2008, (b) $4,000,000 for the fiscal quarter ended November 28, 2008 and (c) $3,500,000 for the fiscal quarter ending February 27, 2009 and thereafter. At November 28, 2008, our availability under the Credit Agreement was approximately $971,000. This included cash borrowings under the Credit Agreement of $8,910,000 and outstanding letters of credit of $5,119,000.
     Subordinated Convertible Debt
     In connection with the financing provided by PNC on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Lenfest, pursuant to which the Company issued to Lenfest (i) a senior subordinated convertible promissory note (the “Subordinated Note”) in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of the Company’s common stock, which were exercised by Lenfest on February 14, 2005. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Lenfest. The Subordinated Note accrues interest at the rate of 10% per annum (Lenfest reduced the rate to 8% per annum for the period December 1, 2004 through November 30, 2008) and originally had a maturity date of February 18, 2009. At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. As of November 28, 2008, a total of $2,080,000 in accrued interest was due under the Note. The Subordinated Note entitles Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the Subordinated Note into shares of ETC common stock at a conversion price of $6.05 per share. Any additional warrants issued under the Subordinated Note may be exercised into shares of ETC common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the ETC common stock for the 25 consecutive trading days immediately preceding the date of exercise.
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
Long-term obligations at November 28, 2008 and February 29, 2008 consist of the following:

	(in thousands)
	November 28,
	2008	February 29,
	(unaudited)	2008
Credit facility payable to bank	$8,910	$8,810
Subordinated convertible debt, net of unamortized discount of $411 and $634	9,589	9,366
Other debt obligations	18	25

	18,517	18,201
Less current portion	9	9

	$18,508	$18,192

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Preferred Stock
     On April 7, 2006, the Company entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Lenfest. The Lenfest Equity Agreement permitted ETC to unilaterally draw down up to $15 million in exchange for shares of the Company’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”). The Preferred Stock provides for a dividend equal to 6% per annum. On August 23, 2007, the dividend was amended to 10% per annum, effective from August 23, 2007. The Preferred Stock is convertible, at Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which was set on the day of each draw down. The Lenfest Equity Agreement provided that the Conversion Price would be equal to the closing price of the Company’s common stock on the trading day immediately preceding the day in which the draw down occurs, subject to a floor price of $4.95 per common share. Drawdowns were not permitted on any day when the Conversion Price would be less than this floor price. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Preferred Stock will vote with the ETC common stock on an as converted basis.
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
     On August 23, 2007, the Company entered into the Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Lenfest, pursuant to which, among other things, ETC issued and sold 3,300 shares of its newly-created class of Series C Preferred Stock to Lenfest for $3,300,000. The proceeds from the issuance of the Series C Preferred Stock were restricted solely for use to partially fund a settlement with the U.S. Navy. The proceeds are presented in the accompanying Condensed Consolidated Balance Sheets as Restricted Cash.
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
     As of November 28, 2008, the total of accrued dividends under both the Series B and Series C Preferred Stock was $1,616,000.
     Due to the Company’s accumulated deficit, all dividends accruing for the Series B and Series C Preferred Stock have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Accrued Interest and Dividends
     Accrued interest and dividends as of November 28, 2008 and February 29, 2008 consist of the following:

	(amounts in thousands)
	November 28,
	2008	February 29,
	(unaudited)	2008
Accrued dividends on Series B Preferred Stock	$1,198	$749
Accrued dividends on Series C Preferred Stock	418	171

Total accrued dividends	1,616	920

Accrued interest on Subordinated Debt	2,080	1,367
Other accrued interest	35	—

Total accrued interest	2,115	1,367

Total accrued interest and dividends	$3,731	$2,287

8. Income Taxes
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

	(in thousands)
	TSG	CSG	Total
Thirteen weeks ended and as of November 28, 2008:
Net sales	$5,552	$3,154	$8,706
Interest expense	309	108	417
Depreciation and amortization	162	393	555
Operating income (loss)	917	(373)	544
Income tax	—	—	—
Identifiable assets	6,105	5,139	11,244
Expenditures for segment assets	100	299	399

Thirteen weeks ended and as of November 23, 2007:
Net sales	$1,774	$4,927	$6,701
Interest expense	300	106	406
Depreciation and amortization	131	322	453
Operating (loss) income	(1,027)	52	(975)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	10,119	7,871	17,990
Expenditures for segment assets	3,146	46	3,192

	2008	2007
Reconciliation to consolidated amounts
Segment assets	$11,244	$17,990
Corporate assets	19,231	22,422

Total assets	$30,475	$40,412

Segment operating income (loss)	$544	$(975)
Interest expense	417	406
Income tax expense	—	—

Total income (loss) for segments	127	(1,381)

Corporate home office expenses	268	652
Other expenses, net	(27)	61
Minority interest	(1)	4

Net loss	$(113)	$(2,098)

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued

	(in thousands)
	TSG	CSG	Total
Thirty-nine weeks ended and as of November 28, 2008:
Net sales	$14,051	$13,354	$27,405
Interest expense	952	335	1,287
Depreciation and amortization	467	1,201	1,668
Operating loss	(691)	(239)	(930)
Income tax	—	—	—
Identifiable assets	6,105	5,139	11,244
Expenditures for segment assets	1,232	358	1,590

Thirty-nine weeks ended and as of November 23, 2007:
Net sales	$4,905	$10,390	$15,295
Interest expense	848	298	1,146
Depreciation and amortization	387	972	1,359
Operating loss	(2,820)	(5,440)	(8,260)
Income tax	—	—	—
Goodwill and intangibles	455	—	455
Identifiable assets	10,119	7,871	17,990
Expenditures for segment assets	3,448	246	3,694

	2008	2007
Reconciliation to consolidated amounts
Segment assets	$11,244	$17,990
Corporate assets	19,231	22,422

Total assets	$30,475	$40,412

Segment operating loss	$(930)	$(8,260)
Interest expense	1,287	1,146
Income tax expense	—	—

Total loss for segments	(2,217)	(9,406)

Corporate home office expenses	1,024	1,293
Other expenses, net	(38)	101
Minority interest	(6)	(7)

Net loss	$(3,197)	$(10,793)

     Thirteen weeks ended November 28, 2008.
     Concentration of sales greater than 10% of total sales included 36.5% of sales totaling $3,177,000 in the thirteen weeks ended November 28, 2008 to two customers in the international pilot training product line and 33.4% of sales totaling $2,240,000 in the thirteen weeks ended November 23, 2007 to two domestic customers in the TSG segment. Included in the segment information for the thirteen weeks ended November 28, 2008 are export sales, which included sales of the Company’s foreign subsidiaries, of $5,637,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Saudi Arabia ($2,185,000) and Turkey ($992,000). Included in the segment information for the thirteen weeks ended November 23, 2007 are export sales, which included sales of the Company’s foreign subsidiaries, of $1,683,000. Of this amount, there are sales of 10% or more to or relating to governments or commercial accounts in Indonesia ($259,000), Thailand ($339,000), Japan ($183,000) and Poland ($170,000). Sales to the U.S. Government totaled $367,000 and $443,000 for the thirteen week periods ended November 28, 2008 and November 23, 2007, respectively.
     Thirty-nine weeks ended November 28, 2008.
     There was no concentration to any one customer of sales greater than 10% of total sales in the thirty-nine weeks ended November 28, 2008. Concentration of sales greater than 10% of total sales included 22.8% of sales totaling $3,491,000 in the thirty-nine weeks ended November 23, 2007 to two customers in the TSG segment. Included in the segment information for the thirty-nine weeks ended November 28, 2008 are export sales, which included sales of the Company’s foreign subsidiaries, of $13,315,000. Of this amount, there were sales to or relating to governments or commercial accounts in Saudi Arabia ($4,705,000) and Turkey ($2,521,000). Included in the segment information for the thirty-nine weeks ended November 23, 2007, are export sales, which included sales of the Company’s foreign subsidiaries, of $4,789,000. Of this amount, there were sales to or relating to governments or commercial accounts in Indonesia ($1,302,000), Thailand ($482,000) and Poland ($703,000). Sales to the U.S.

Government totaled $1,742,000 and $1,090,000 for the thirty-nine week periods ended November 28, 2008 and November 23, 2007, respectively.
     Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Included in the CSG segment operating losses are claims settlement costs of $3,639,000 for the first nine months of fiscal 2008. These costs consist of accounts receivable write-offs and a reserve for a settlement with the U.S. Navy and other costs. Unallocated general corporate expenses and other expenses such as letter of credit fees have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Other expenses include banking and letter of credit fees. Property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.
10. Legal Proceedings
Walt Disney World Co.
     In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and ETC (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleged damages ranging from approximately $47 million to $72 million plus punitive damages (collectively, the “2003 Litigation”). The 2003 Litigation was stayed until pretrial proceedings in the 2005 Litigation (described below) were completed.
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
     Subsequent to fiscal quarter end, the Company entered into a settlement agreement and release with Disney which resolved both the 2003 Litigation and the 2005 Litigation. The financial impact of the settlement did not have a material effect on the Company’s financial position or results of operation.
Mends International, Ltd.
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’s Request for Arbitration arises out of a February 3, 1999 contract between Mends and the Company wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486.00, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. The Company has asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. The Company is contesting this arbitration case vigorously. However, as of November 28, 2008 the Company had recorded a reserve in this matter.
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
     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) potential additional funding by Lenfest and PNC, (ii) the potential delisting of the Company’s common stock from the American Stock Exchange as a result of the Company’s failure to comply with the AMEX listing standards, (iii) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (iv) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (v) statements of future economic performance, (vi) statements of assumptions and other statements about the Company or its business, (vii) statements made about the possible outcomes of litigation involving the Company; (viii) statements regarding the Company’s ability to obtain additional financing to support its operations and other expenses, and (ix) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
     The Company cautions that the foregoing list of important factors is not exclusive. Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.
     References to fiscal third quarter 2009 and the first nine months of fiscal 2009 are references to the 13 and 39 week periods ended November 28, 2008, respectively. References to fiscal third quarter 2008 and the first nine months of fiscal 2008 are references to the 13 and 39 week periods ended November 23, 2007.
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
     The following factors had an adverse impact on our performance (operating results and/or cash flow) for the fiscal quarter ended November 28, 2008:
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
     In response to the ongoing domestic market budgetary constraints for G-force, aeromedical training and spatial disorientation, and as a potential alternative to high cost high risk air combat training, in 2004 we began incorporating tactical combat flight capabilities into our human centrifuge technology. Dubbed the Authentic Tactical Fighting System (“ATFS”), this product was the first fully “flyable” centrifuge-based tactical maneuvering ground based simulator. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high G-force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We continue the enhancement of our existing AFTS technology platform in fiscal 2009.
     Spending continued in fiscal 2009 to market tactical flight simulation to the world’s defense agencies. Our goal is to validate the use of ground-based simulation as an alternative method to actual in-flight training to teach jet pilots tactical flight and combat skills. In fiscal 2008, we were awarded research contracts from the U. S. Navy and the U. S. Air Force to develop Tactical Aircraft Configuration Modules (TacModules) which will be used in this validation process. We are hopeful that either the Navy, Air Force or both branches will approve funds to continue the development and validation of this important technology.
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
     Other factors include:
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
     The Company’s subordinated debt currently carries an annual interest rate of 8% and the Company’s preferred stock has an annual dividend rate of 10%. Interest expense for the first nine months of fiscal 2009 was $1,287,000 or 4.7% of sales. Preferred stock dividends were $695,000. Under arrangements currently in place, although the Company accrues interest and dividends, actual payment of these amounts has been deferred until sometime in the future.
•	cash limitations;
     One of the greatest challenges we continue to face is adequately funding the cash requirements of our large, long-term multi-year projects, the costs of technological development of existing products, the costs to modify the building and produce the equipment for the NASTAR Center, and the costs to market our ATFS technology to the U.S. government and international government defense agencies. Although some long-term contracts incorporate milestone payments, the cash flows associated with production and material requirements tend to vary significantly over time. These projects are usually cash positive in the early stages and cash negative during the production phase. Funding these contracts and the other initiatives continues to require a significant amount of cash.
     Fiscal year to date the Company has been cash positive from operating activities, but this has partially resulted from the Company’s delay in paying interest and dividends to Lenfest under his various financial instruments.
     On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements are subject to any required approvals including the approval of ETC’s shareholders and are required to be made in accordance with the rules and regulations of AMEX

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
(assuming that the Company’s common stock is still listed on the AMEX). This commitment by Lenfest is not dependent on the transaction contemplated in Note 1 — Stock Exchange Listing in accompanying Notes to the Condensed Consolidated Financial Statements.
     The Company expects to need additional sources of capital in order to continue growing and operating its business. The Company is currently in discussions with PNC and Lenfest for potential additional funding. The Company cannot be certain that it will be successful in obtaining additional sources of capital.
     ETC’s objective in its refinancing efforts is to increase its current financing with additional financing from PNC or Lenfest. It is expected that these arrangements may include a restructuring of the Company’s current capital structure including an exchange of Lenfest’s debt for preferred stock and a modification of the terms of the preferred stock. The Company believes that existing cash balances at November 28, 2008, cash generated from operating activities, cash from potential new contract awards, and potential additional funding from PNC and/or Lenfest with will be adequate to meet its future obligations through at least November 30, 2009.
     At November 28, 2008, the Company’s availability under its Credit Agreement with PNC was approximately $971,000.
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

Results of Operations
Thirteen weeks ended November 28, 2008 compared to thirteen weeks ended November 23, 2007
     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	Thirteen	Thirteen
	weeks ended	weeks ended
	November 28,	November 23,	Variance	Variance
	2008	2008	$	%
	(amounts in thousands)		Favorable (Unfavorable)
Sales:
Domestic	$2,702	$4,575	($1,873)	(40.9%)
US Government	367	443	(76)	(17.2%)
International	5,637	1,683	3,954	234.9%

Total Sales	8,706	6,701	2,005	29.9%

Gross Profit	2,957	1,267	1,690	133.4%
Selling, general and administrative	2,434	2,830	396	14.0%
Research and development	247	64	(183)	(285.9%)

Operating profit (loss)	276	(1,627)	1,903	117.0%
Interest expense, net	417	406	(11)	(2.7%)
Other expense, net	(27)	61	88	144.3%
Income taxes	0	0	0
Minority interest	(1)	4	5	125.0%

Net loss	($113)	($2,098)	$1,985	94.6%
Net loss per common share	($0.04)	($0.26)	$0.22	84.6%

Net Loss
     The Company had a net loss of $113,000, or $0.04 per share (basic and diluted), during the third quarter of fiscal 2009 compared to a net loss of $2,098,000, or $0.26 per share (basic and diluted), for the third quarter of fiscal 2008, representing a decrease in net loss of $1,985,000. This decrease in net loss is attributed to a significant increase in sales and corresponding gross profit coupled with reduced selling, general and administrative expenses. Acting as partial offsets were higher research and development expenses and slightly higher interest expense.
Sales
     Sales for the third quarter of fiscal 2009 were $8,706,000 as compared to $6,701,000 for the third quarter of fiscal 2008, an increase of $2,005,000, 29.9%. A significant increase in international sales completely offset decreases in domestic and government sales. Product line wise, all product areas showed improvement except sterilizers, environmental and service/spares.
     Given the product mix of the Company’s November 28, 2008 sales backlog of $30,379,000, it is anticipated that the sales level may decline in the next fiscal quarter compared to the first three quarters of fiscal 2009. Specifically, $12.7 million of the backlog is for large simulators in the pilot training area. These contracts ordinarily have long lead time items and require extensive software development time. Given that the Company’s contracts under proposal were significant as of November 28, 2008, including two major U.S. Government proposals, it is anticipated that sales performance for the next fiscal year, fiscal 2010, will be consistent with fiscal 2009 performance.
Domestic Sales
     Domestic sales in the third quarter of fiscal 2009 were $2,702,000 as compared to $4,575,000 in the third quarter of fiscal 2008, a decrease of $1,873,000 or 40.9%, primarily reflecting significant decreases in environmental, sterilizers and service/spares. These three product areas were down a combined $2,005,000.

Environmental in the prior period benefited from significant work under an automotive contract for conditioned air supply (CAS) units. Higher sterilizer performance in the prior period reflected multiple contracts for both small military and large steam sterilizers. Service/spares in the prior period benefited from higher installation work (consistent with the higher sterilizers production) and significant spares sales. Domestic sales represented 31.1% of the Company’s total sales in the third quarter of fiscal 2009, as compared to 68.3% for the third quarter of fiscal 2008. U.S. Government sales in the third quarter of fiscal 2009 were $367,000 as compared to $443,000 in the third quarter of fiscal 2008 and represented 4.2% of total sales in the third quarter of fiscal 2009 versus 6.6% for the third quarter of fiscal 2008.
International Sales
     International sales, which includes the Company’s foreign subsidiaries, for the third quarter of fiscal 2009 were $5,637,000 as compared to $1,683,000 in the third quarter of fiscal 2008, an increase of $3,954,000 or 234.9%, and represented 64.7% of total sales, as compared to 25.1% in the third quarter of fiscal 2008. The current reporting period benefited from significant percentage of completion (“POC”) revenue recognition in ETC Southampton for three major ongoing pilot training services (PTS) contracts in the Middle East coupled with an almost five-fold increase in sales in ETC-PZL. Throughout the Company’s history, most of the sales for PTS have been made to international customers. Of the international total sales for the third quarter of fiscal 2009, there are sales of 10% or more to or relating to governments or commercial accounts in Saudi Arabia ($2,185,000) and Turkey ($992,000). Of the international total sales for the third quarter of fiscal 2008, there were sales of 10% or more to or relating to governments or commercial accounts in Indonesia ($259,000), Thailand ($339,000), Japan ($183,000) and Poland ($170,000). Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
     Gross profit for the third quarter of fiscal 2009 was $2,957,000 as compared to $1,267,000 in the third quarter of fiscal 2008, an increase of $1,690,000 or 133.4%. This increase reflected the aforementioned increased sales level and corresponding gross profit coupled with an improvement in the gross profit rate as a percent of revenue to 34.0% compared to 18.9% in the prior period. The improved gross profit percentage was primarily the result of an improved product mix which included significant sales of higher margin pilot training equipment. Most product and geographic categories generated higher gross profit rates.
Selling and Administrative Expenses
     Selling and administrative expenses for the third quarter of fiscal 2009 were $2,434,000 as compared to $2,830,000 in the third quarter of fiscal 2008, a decrease of $396,000 or 14.0%. Reduced legal and bid and proposal expenses (down a combined total of $641,000) were partially offset by increased commissions (up $423,000) on a higher level of commissionable sales. As a percentage of sales, selling and administrative expenses were 28.0% in the current period compared to 41.6% in the third quarter of fiscal 2008.
Research and Development Expenses
     Research and development expenses, which are charged to operations as incurred, were $247,000 for the third quarter of fiscal 2009 as compared to $64,000 in the prior period, primarily for work performed in the Company’s Turkish subsidiary. The prior period benefited from higher grant awards from the Turkish government. Most of ETC’s research efforts, which were and continue to be a significant cost of our business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the third quarter of fiscal 2009 was $417,000 as compared to $406,000 for the third quarter of fiscal 2008, representing a slight increase of $11,000 or 2.7%. The increase reflected higher interest expense on a higher average loan balance partially offset by lower amortization expense related to the beneficial feature of the Company’s Subordinated Note and the value assigned to warrants which were issued with the Subordinated Note as part of the Company’s February 2003 refinancing. Amortization expense associated with the Subordinated Note has been recalculated to reflect the extension of the maturity date of the note.
Other Income/Expense, Net
     Other income/expense, net, was a net income of $27,000 for the third quarter of fiscal 2009 versus a net expense of $61,000 for the third quarter of fiscal 2008, an increase in income of $88,000. The prior period included a significant local license charge related to an ATS contract in Turkey.

Thirty-nine weeks ended November 28, 2008 compared to thirty-nine weeks ended November 23, 2007

	Summary Table of Results
	Thirty-nine	Thirty-nine
	weeks	weeks
	November 28,	November 23,	Variance	Variance
	2008	2007	$	%
	(amounts in thousands)		Favorable (Unfavorable)
Sales:
Domestic	$12,348	$9,416	$2,932	31.1%
US Government	1,742	1,090	652	59.8%
International	13,315	4,789	8,526	178.0%

Total Sales	27,405	15,295	12,110	79.2%

Gross Profit	7,494	2,794	4,700	168.2%
Selling, general and administrative	8,502	8,353	(149)	(1.8%)
Claim settlement costs	0	3,639	3,639	100.0%
Research and development	946	355	(591)	(166.5%)
Impairment expense	0	0	0

Operating loss	(1,954)	(9,553)	7,599	79.5%
Interest expense, net	1,287	1,146	(141)	(12.3%)
Other expense, net	(38)	102	140	137.3%
Income taxes	0	0	0
Minority interest	(6)	(8)	(2)	25.0%

Net loss	($3,197)	($10,793)	$7,596	70.4%
Net loss per common share	($0.43)	($1.24)	$0.81	65.3%

Net Loss
     The Company had a net loss of $3,197,000, or $0.43 per share (basic and diluted), during the first nine months of fiscal 2009 compared to a net loss of $10,793,000, or $1.24 per share (basic and diluted), for the first nine months of fiscal 2008, representing a decrease in net loss of $7,596,000, 70.4%. This decrease in net loss resulted from significant improvements at the sales and gross profit levels which was partially offset by higher selling, general and administrative expenses, research and development expenses and interest charges. Additionally, the prior period included claims costs of $3,639,000 associated with a settlement with the U.S. Government under a contract for submarine rescue chambers. Overall, sales were up 79.2% and gross profit was up 168.2%.
Sales
     Sales for the first nine months of fiscal 2009 were $27,405,000 as compared to $15,295,000 for the first nine months of fiscal 2008, an increase of $12,110,000 or 79.2%, reflecting significant increases in all geographic areas and most product areas. In terms of volume, combined ATS government and international sales, which includes those in the Company’s foreign subsidiaries, showed the most improvement, up $8,312,000, 182.8%. Overall, only two product areas evidenced sales decreases, sterilizers and service/spares, which were down a combined $310,000, 5.9%.
     Given the product mix of the Company’s November 28, 2008 sales backlog of $30,379,000, it is anticipated that the sales level may decline in the next fiscal quarter compared to the first three quarters of fiscal 2009. Specifically, $12.7 million of the backlog is for large simulators in the pilot training area. These contracts ordinarily have long lead time items and require extensive software development time. Given that the Company’s contracts under proposal were significant as of November 28, 2008, including two major U.S. Government proposals, it is anticipated that sales performance for the next fiscal year, fiscal 2010, will be consistent with fiscal 2009 performance.

Domestic Sales
     Overall, domestic sales in the first nine months of fiscal 2009 were $12,348,000 as compared to $9,416,000 in the first nine months of fiscal 2008, an increase of $2,932,000 or 31.1%, primarily reflecting increases in the hyperbaric (up $1,773,000, 116.4%), environmental (up $958,000, 33.9%) and simulation (up $430,000, 1,195.1%) product areas. Domestic sales represented 45.1% of the Company’s total sales in the first nine months of fiscal 2009, down from 61.6% for the first nine months of fiscal 2008. U.S. Government sales in the first nine months of fiscal 2009 were $1,742,000 as compared to $1,090,000 in the first nine months of fiscal 2008 and represented 6.4% of total sales in the first nine months of fiscal 2009 versus 7.1% for the first nine months of fiscal 2008.
International Sales
     International sales, which includes those in the Company’s foreign subsidiaries, were $13,315,000 as compared to $4,789,000 in the first nine months of fiscal 2008, an increase of $8,526,000 or 178.0%, and represented 48.5% of total sales, as compared to 31.3% in the first nine months of fiscal 2008. Only two product areas evidenced sales decreases, sterilizers and service/spares, which were down a combined $312,000, 73.4%.
     Throughout the Company’s history, most of the sales for PTS have been made to international customers. During the first nine months of fiscal 2009, there were sales to or relating to governments or commercial accounts in Saudi Arabia ($4,705,000) and Turkey ($2,521,000). During the first nine months of fiscal 2008, there were sales to or relating to governments or commercial accounts in Indonesia ($1,302,000), Thailand ($482,000) and Poland ($703,000). Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
     Gross profit for the first nine months of fiscal 2009 was $7,494,000 as compared to $2,794,000 in the first nine months of fiscal 2008, an increase of $4,700,000 or 168.2%. This increase reflected the aforementioned increased sales level and corresponding gross profit coupled with an improvement in the gross profit rate as a percent of revenue to 27.4% compared to 18.3% in the prior period. The improved gross profit percentage was primarily the result of an improved product mix which included significant sales of higher margin pilot training equipment. Most product and geographic categories generated higher gross profit rates.
Selling and Administrative Expenses
     Selling and administrative expenses for the first nine months of fiscal 2009 were $8,502,000 as compared to $8,353,000 in the first nine months of fiscal 2008, an increase of $149,000 or 1.8%. Higher commissions on the higher sales levels and increased accounting fees were partially offset by lower legal costs, despite a reserve for a potential settlement of the Mends Litigation. (See Note 10 — Legal Proceeding in the accompany Notes to the Condensed Consolidated Financial Statements.) As a percentage of sales, selling and administrative expenses were 31.0% for the first nine months of fiscal 2009 compared to 54.6% in the first nine months of fiscal 2008.
Claim Settlement Costs
     Claims settlement costs in the first nine months of fiscal 2008 consisted of a write off of contract accounts receivables of $89,000 and a reserve for a tentative payment to the Government of $3,550,000. (See Note 10. Legal Proceedings in the accompanying Notes to the Condensed Consolidated Financial Statements.)
Research and Development Expenses
     Research and development expenses, which are charged to operations as incurred, were $946,000 for the first nine months of fiscal 2009 compared to $355,000 for the first nine months of fiscal 2008. The prior period benefited from the receipt of monies under a NASA grant and higher grant awards from the Turkish government. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the first nine months of fiscal 2009 was $1,287,000 as compared to $1,146,000 for the first nine months of fiscal 2008, representing an increase of $141,000 or 12.3%. The increase reflected higher interest expense reflecting new borrowings partially offset by lower amortization expense related to the beneficial feature of the Company’s Subordinated Note and the value assigned to warrants which were issued with the Subordinated Note as part of the Company’s February 2003 Refinancing. Amortization expense associated with the Subordinated Note has been recalculated to reflect the extension of the maturity date of the subordinated note to March 1, 2010.

Other Income/Expense, Net
     Other income/expense, net, was a net income of $38,000 for the first nine months of fiscal 2009 versus a net expense of $102,000 for the first nine months of fiscal 2008, an increase in income of $140,000. The prior period included a significant local license charge related to an ATS contract in Turkey.
Liquidity and Capital Resources
     We have historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On July 31, 2007, the Company entered into a credit agreement pursuant to which it completed a refinancing of its indebtedness with PNC in the aggregate amount of up to $15,000,000. This Credit Agreement is a replacement of a credit facility originally entered into with PNC in February 2003. On September 10, 2008, PNC renewed the Credit Agreement. The expiration date of the Credit Agreement has been extended from June 30, 2009 to June 30, 2010. All other terms and conditions of the Credit Agreement remain in effect. (See Note 7 — Long-term Obligations, Credit Arrangements and Preferred Stock in the accompanying Notes to the Condensed Consolidated Financial Statements.)
     During the thirty-nine weeks ended November 28, 2008, operating activities generated $397,000 of cash versus a usage of $7,693,000 for the corresponding prior period. This variance reflected significant cash generation from the reduced net loss, collections of accounts receivables, lower inventories and lower costs and estimated earnings in excess of billings on uncompleted long-term contracts. Partial offsets were reductions in customer deposits and billings in excess of costs and estimated earnings on uncompleted long-term contracts, reflecting increased revenue recognition on various contracts, and vendor payments in accounts payable.
     The Company’s investing activities required $1,590,000 during the thirty-nine weeks ended November 28, 2008, down from $3,694,000 for the prior period, consisting primarily of spending for the continued construction of the Company’s NASTAR center.
     The Company’s financing activities required $130,000 during the thirty-nine weeks ended November 28, 2008 primarily reflecting a reduction of restricted cash which was used to partially fund the aforementioned U.S. Government settlement. Net borrowings under the Company’s line of credit were $100.
     The Company expects to need additional sources of capital in order to continue growing and operating its business. The Company is currently in discussions with its commercial lender, PNC and Lenfest for potential additional funding. The Company cannot be certain that it will be successful in obtaining additional sources of capital.
     On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC may not request more than $10 million in the aggregate. All agreements are subject to any required approvals including the approval of ETC’s shareholders and are required to be made in accordance with the rules and regulations of AMEX (assuming that the Company’s common stock is still listed on the AMEX). This commitment by Lenfest is not dependent on the transaction contemplated in Note 1 — Stock Exchange Listing in accompanying Notes to the Condensed Consolidated Financial Statements.
     ETC’s objective in its refinancing efforts is to increase its current financing with additional financing from PNC or Lenfest.. It is expected that these arrangements may include a restructuring of the Company’s current capital structure including an exchange of Lenfest’s debt for preferred stock and a modification of the terms of the outstanding preferred stock. The Company believes that existing cash balances at November 28, 2008, cash generated from operating activities, cash from potential new contract awards, and potential additional funding from PNC and/or Lenfest with will be adequate to meet its future obligations through at least November 30, 2009.
     At November 28, 2008, the Company’s availability under its Credit Agreement with PNC was approximately $971,000.
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
Backlog
     The Company’s backlog at November 28, 2008 and February 29, 2008, for work to be performed and revenue to be recognized under written agreements after such dates, was $28,040,000 and $38,281,000, respectively.

In addition, training, maintenance and upgrade contracts backlog at November 28, 2008 and February 29, 2008, for work to be performed and revenue to be recognized after such dates under written agreements was $2,339,000 and $1,028,000, respectively. These contracts total $30,379,000 and include contracts with domestic customers ($3,748,000 or 12.3%), U.S. Government agencies ($3,003,000 or 9.9%) and international customers ($23,627,000 or 77.8%). Of the November 28, 2008 sales backlog, the Company has contracts totaling approximately $14,036,000 for pilot training systems including $12,729,000 for two customers in the Middle East.
     Given the product mix of the Company’s November 28, 2008 sales backlog of $30,379,000, it is anticipated that the sales level may decline in the next fiscal quarter compared to the first three quarters of fiscal 2009. Specifically, $12.7 million of the backlog is for large simulators in the pilot training area. These contracts ordinarily have long lead time items and require extensive software development time. However, given that the Company’s contracts under proposal were significant as of November 28, 2008, this may provide additional sales to offset portions of the long lead time contracts. For the full 2009 fiscal year, the Company anticipates that sales will be significantly improved over fiscal 2008. The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each quarter of its fiscal year. Although all of the Company’s orders in backlog are under written agreements, given the current global economic climate, there exists the potential that one or more of the Company’s existing orders or customers could experience delays or cancellations or financial difficulty. This could have a material adverse effect on the Company financial performance.
Item 4. Controls and Procedures
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Walt Disney World Co.
     In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and ETC (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleged damages ranging from approximately $47 million to $72 million plus punitive damages (collectively, the “2003 Litigation”). The 2003 Litigation was stayed until pretrial proceedings in the 2005 Litigation (described below) were completed.
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
     Subsequent to fiscal quarter end, the Company entered into a settlement agreement and release with Disney which resolved both the 2003 Litigation and the 2005 Litigation. The financial impact of the settlement did not have a material effect on the Company’s financial position or results of operation.
Mends International, Ltd.
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’s Request for Arbitration arises out of a February 3, 1999 contract between Mends and the Company wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486.00, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. The Company has asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. The Company is contesting this arbitration case vigorously. However, as of November 28, 2008 the Company had recorded a reserve in this matter.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amendment to its By-Laws, as included in the Statement With Respect to Shares of Series B Convertible Preferred Stock, was filed as Exhibit 3(i).1 to Registrant’s Form 8-K dated August 6, 2006, and is incorporated herein by reference.

3.3	Registrant’s amendment to its By-Laws, as included in the Statement With Respect to Shares of Series C Convertible Preferred Stock, was filed as Exhibit 3(i).1 to Registrant’s Form 8-K dated August 23, 2007, and is incorporated herein by reference.

3.4	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated January 12, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated January 12, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated January 12, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)
Date: January 12, 2009	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2009	By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer (Principal Financial and Accounting Officer)