Form 10-K
period 2009-02-27
ENVIRONMENTAL TECTONICS CORP
filed 2009-05-12
CIK 33113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended February 27, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-10655
ENVIRONMENTAL TECTONICS CORPORATION

Pennsylvania	23-1714256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 James Way
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

As of August 29, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,571,000 based upon the closing sale price of the registrant’s common stock on the American Stock Exchange of $2.25 on such date. See footnote (1) below.

As of May 1, 2009, there were 9,069,351 shares of the registrant’s common stock issued and outstanding.

Index to Exhibits appears after page 39 of this Report.

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
FEBRUARY 27, 2009

When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation.

i

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

These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) potential additional funding by H.F.Lenfest, a member of our Board of Directors and a significant shareholder and PNC Bank, (ii) the potential delisting of the Company’s common stock from the NYSE AMEX LLC (formerly the American Stock Exchange) (iii) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (iv) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (v) statements of future economic performance, (vi) statements of assumptions and other statements about the Company or its business, (vii) statements made about the possible outcomes of litigation involving the Company, (viii) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (ix) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in this Annual Report on Form 10-K, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.

The Company cautions that the foregoing list of important factors is not exclusive. Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

In this report all references to “ETC,” “the Company,” “we,” “us,” or “our,” mean Environmental Tectonics Corporation and our subsidiaries.

References to fiscal 2009 or the 2009 fiscal year are references to the year ended February 27, 2009. References to fiscal 2008 or the 2008 fiscal year are references to the year ended February 29, 2008.

PART I

Item 1.	Business

We were incorporated in 1969 in Pennsylvania and are principally engaged in the design, manufacture and sale of (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation ;(3) steam and gas sterilization; (4) testing and simulation devices for the automotive industry; (5) hyperbaric and hypobaric chambers; and (6) driving and disaster simulation systems. The Company considers its business activities to operate in two segments: the Training Services Group (TSG) and the Control Systems Group (CSG). Product categories included in TSG are pilot training and flight simulators, disaster management systems and entertainment applications. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support.

Marketing

We utilize both employees and agents to market our products and services. At February 27, 2009, approximately 24 employees were committed to sales and marketing functions. We have branch offices in England, Turkey, Egypt, Singapore, the United Arab Emirates and Malaysia. Internationally, we contract numerous independent sales agents and organizations.

Product Development

Technological improvement and enhancement is an integral part of our corporate philosophy. New ideas and products come from customer feedback and from our design and engineering staff. We have a designated Vice President Engineering Manager and a Vice President of Development whose responsibilities include the introduction of product extensions and new applications of existing technology.

Within the TSG segment, product development emphasizes additional functionality and fidelity, enhancing control systems and software graphics and exploring commercial possibilities. Our recent product development efforts are as follows:

Tactical Flight Combat and G-force/Disorientation Trainers

In response to the ongoing budgetary constraints for pilot G-force training and spatial disorientation, in 2004 we began incorporating tactical combat flight capabilities into our human centrifuge technology. Named the Authentic Tactical Fighting System (ATFS), this product is the first fully “flyable” centrifuge-based tactical maneuvering ground based simulator. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high G-force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. We continue the development of this technology including incorporating some of this functionality into our GYROLAB products.

Upset Recovery Training

In 2009, our National AeroSpace Training and Research (NASTAR) Center, in conjunction with Embry Riddle Aeromedical University (ERAU), began conducting research flights under a Federal Aviation Administration (FAA) funded research project aimed at examining the effectiveness of using centrifuge based simulation for Upset Recovery Training (URT).

Loss of control in flight is a major cause factor in loss of life and hull damage aircraft accidents. Modern day commercial aviation currently has no requirement for training of pilots to deal with these situations, commonly referred to as upsets. Realistic training for upsets, or URT, which requires very dynamic and disorienting conditions, is difficult because non-centrifuged based simulators do not reproduce the angular and G accelerations or the disorientations of actual upsets. We believe our GYROLAB GL-2000 is an answer to providing pilots with the environment necessary for effective training.

The research project was focused on comparing the benefits of three different types of URT. The first included only academic lectures. The second type included academic lecture and computer based training using Microsoft Flight Simulator training software. The third type included academic lecture plus instruction in our GYROLAB GL-2000, a centrifuge type motion based simulator. The research involved training an equal number of ERAU’s flight students under each approach and then comparing their upset recovery skills in an actual flight in ERAU’s American Champion Aircraft (ACA) Decathlon airplane. Additionally, each student received identical classroom instruction at ERAU.

As of the filing date of this Annual Report on Form 10-K, the test flights have been completed and the results are under evaluation.

Advanced Disaster Management Simulator (ADMS)

During fiscal 2009, our simulation division continued development of its software-driven disaster scenario products. ETC-PZL, our Polish subsidiary, performed extensive effort on the ADMS software platform while engineers in our Orlando, Florida, branch office continued to expand our library of visual environments and incidents. We now offer training in aircraft accidents, hazardous material incidents, train and tunnel incidents, major traffic accidents, structural fires in high-rise, commercial, industrial and apartment buildings, large wildfires, terrorist attacks, bomb threats and explosions and school shootings.

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

Internationally, we expanded our presence with sales to Düsseldorf, Germany and Hong Kong. Additionally, in November 2008, we were awarded a major contract to deliver multiple ADMS-COMMAND simulator systems to a national training institute in the Middle East.

We will continue to enhance product applications by adding additional software objects and increasing interactivity between the various disaster scenarios.

Subsidiaries

We presently have four operating subsidiaries. Entertainment Technology Corporation, our wholly owned subsidiary, is a Pennsylvania corporation that focuses on the development, manufacturing and distribution of our entertainment products. ETC-PZL Aerospace Industries, our 95%-owned subsidiary, is a Polish corporation that manufactures simulators. ETC-Europe, our 99%-owned subsidiary, is a United Kingdom corporation that focuses on generating international sales. NASTAR Center LLC is our wholly owned Delaware subsidiary which includes our NASTAR Center. ETC-Delaware, Inc., our wholly-owned subsidiary, is a Delaware corporation that serves as an investment holding company.

Suppliers

The components being used in the assembly of systems and the parts used to manufacture our products are purchased from equipment manufacturers, electronics supply firms and others. Generally, with an occasional exception, we have historically had no difficulty in obtaining supplies. Further, most of the raw materials, parts, components and other supplies which we use to manufacture our products can be obtained at competitive prices from alternate sources should existing sources of supply become unavailable.

In January 2009, we announced the formation of Team ETC, a vendor teaming arrangement which includes 30 of our most valuable vendors. Formation of this consortium expands our design and manufacturing capabilities to support large, multiple year contracts.

Patents and Trademarks

Patents:

ETC presently holds the following patent:

Patent No.	Title	Expiration Date

6,818,178 B2	“Method for High Vacuum Sterilization of Closures”	February 8, 2022

Trademarks:

The following ETC trademarks are registered with the U.S. Patent and Trademark Office:

BARA-MED® Reg. No. 1,267,016	Medical Hyperbaric Chamber
ETC® Reg. No. 1,298,508	Logo for Environmental Tectonics Corporation
GAT-II® Reg. No. 2,602,364	General Aviation Trainer
G-LAB® Reg. No. 1,540,289	Human Centrifuge/USAF Type
G-POINTING® Reg. No. 3,424,619	Motion control algorithm feature; namely, a feature of Flight Simulators that duplicates G-force effects experienced during tactical flight in Class 9.
GYROLAB® Reg. No. 1,454,987	Spatial Disorientation Device
MRC Monster Roll Cage® Reg. No. 3,001,401	Interactive Simulator in the Nature of an Amusement Ride Machine that incorporates Virtual Reality Effects
NASTAR® CENTER Reg. No. 3,370,892	The National Aerospace Training & Research Center
THE RIDE WORKS® Reg. No. 2,618,917	(Facility for) Manufacture of Amusement and Entertainment Rides to the order and specification of others.

ETC also uses the following unregistered trademarks:

ADMStm	Advanced Disaster Management Simulator
ATFStm	Authentic Tactical Fighting System
Authentic Tactical Fighting Systemtm	Authentic Tactical Fighting System
BARA-LABtm	Hyperbaric Chamber (other than medical)
ATFS-400 (stylized)	Authentic Tactical Fighting System
BARA•PRESStm	Hyperbaric Chamber Software
BIG MACtm	Entertainment ride based on a multi-armed Centrifuge Device
CAStm	Conditioned Air Supply
DMItm	Disaster Management Institute
EAGLE-VISIONtm	Visual Performance/Procedures Trainer
EPCtm	Engine Pressure Controller/Environmental System
ETCtm	ETC Biomedical Systems (Stylized “ETC” with caduceus.)
ETCtm	Entertainment Technology Corporation (Stylized “ETC” and name in color.)

G-FETtm	Human Centrifuge (U.S. Navy type)
G-FET-IItm	Human Centrifuge (Malaysian Air Force type)
G-MAStm	Missile Avoidance System (Centrifuge feature)
GL-6000tm	Disorientation Device
GRAPH MASTER PROGRAMMERtm	Industrial Sterilizer Control
GUARDIAN MONITORING PACKAGEtm	GMP features for Sterilizers
GYRO-1tm	Multi-purpose basic Instrument Flight Trainer
GYRO-SATtm	Situational Awareness Trainer (feature of a Gyrolab)
GYROSIMtm	Gyrolab as a Simulator
LANE MASTERtm	Automobile Emissions Analyzer
MACtm	Entertainment Ride based on a Multi-Armed Centrifuge Device
OASIStm	Software-driven tool to build Test and Training Systems and scoring them; curriculum development, capability assessment, etc.
O.S.C.A.R.tm	Operating System for Control Recordkeeping
Phoenixtm	High fidelity, interactive, virtual tactical air combat maneuvering flight simulator that is integrated into a state-of-the-art high performance centrifuge motion platform.
ProFlyertm	Commercial Flight and Navigational Procedures Trainer meeting European regulations for civilian pilot training and certification
PRO-GENESIStm	Control Unit/column for Sterilizers
ProTrainertm	Commercial Instrument Procedures Trainer meeting FAA’s PCATD requirements
SENTRY 84tm	Automobile Emissions Analyzer
SMOOTH RIDEtm	Computer Control Profile for Hyperbaric Chambers
TACModuletm	Tactical Aircraft Configuration Module
TNETtm and/or TRAINING NETtm	Computer Software for training emergency personnel in firefighting, disaster management, etc.
TESStm	Total Emissions Suppression System, EtO Sterilizer
Thrills Without Illstm	Describing ETC’s entertainment rides, particularly those utilizing ETC’s Human Centrifuge Technology, which precludes motion sickness commonly associated with motion-based entertainment rides.
VPT-1000tm	Visual Procedures Trainer

Customers

Throughout most of our history, in any given fiscal year a substantial portion of our revenues reflect contracts with a small number of customers. These customers tend to vary between fiscal years. In any given year, we do not depend upon repeat orders from these same customers, although many of these accounts are long time customers and over time tend to order additional products, upgrades or devices. We sell our aircrew training systems principally to U.S. and foreign governmental agencies. Most of our CSG products (sterilizers, environmental systems and hyperbaric monoplace chambers) are sold domestically to commercial customers.

In fiscal 2009, sales to one customer, the Royal Saudi Air Force, represented individually $7,327,000, or 20.0%, of total sales. International sales totaling at least $500,000 per country, listed by greatest to smallest, were made to customers in Saudi Arabia, Turkey, Thailand, Malaysia and Egypt. Open orders for one international customer represented 31.4% of our backlog at February 27, 2009. We do not have any relationship with these customers other than as customers. We are continuing to conduct business with these customers in fiscal 2010.

Foreign and Domestic Operations and Export Sales

During the fiscal years ended February 27, 2009 and February 29, 2008, approximately $3,096,000 (8.4%) and $1,828,000 (8.0%), respectively, of our net revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the U.S. Government.

During the fiscal years ended February 27, 2009 and February 29, 2008, $19,149,000 (52.2%) and $7,424,000 (32.7%), respectively, of our net revenues were attributable to export sales, including sales of our ETC-PZL subsidiary. Payments under international contracts are normally secured by irrevocable letters of credit primarily based on the geographic area of the world in which the customer is located.

During the fiscal years ended February 27, 2009 and February 29, 2008, $14,442,000 (39.4%) and $13,478,000 (59.3%), respectively, of our net revenues were attributable to domestic sales to customers other than the U.S. Government.

See “Note 11. Business Segment Information” to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

We do not believe that the distribution of our sales between foreign and domestic sales for any particular period is necessarily indicative of the distribution expected for any other period.

We derive a large portion of our sales from long-term contracts requiring more than one year to complete. We account for sales under long-term contracts on the percentage of completion basis. See the section “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Summary of Significant Accounting Policies of the notes to our consolidated financial statements in the Annual Report in Form 10-K attached hereto as Exhibit 13 and incorporated herein by reference for an explanation of percentage of completion accounting.

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

Manufacturing Facilities

Our manufacturing facility is located on a five-acre site in Southampton, Pennsylvania, U.S.A., a northern suburb of Philadelphia. We have approximately 64,000 square feet devoted to manufacturing, assembly and testing. ETC is a ISO 9001-2000 certified manufacturer.

Sales Backlog

Our sales backlog at February 27, 2009 and February 29, 2008, for work to be performed and revenue to be recognized under written agreements after such dates, was $44,324,000 and $38,281,000, respectively. Of the February 27, 2009 sales backlog, two product lines each represented at least 10% of the total backlog: aircrew training systems ($29,231,000, 66.0%) and disaster management simulation products ($6,397,000, 14.4%). Additionally, one customer represented $19,089,000, or 43.1%, of the total backlog.

We expect to complete approximately 66% of the February 27, 2009 sales backlog prior to February 26, 2010, the end of our 2010 fiscal year. Of the February 29, 2008 sales backlog, we completed approximately 67% by February 27, 2009.

Competition

Competition in our diverse product groups reflects our product applications (military versus commercial), market (defense purchases, capital goods for testing and production, etc.), customer (governmental versus commercial), and geographic area (domestic versus international). Our business strategy in recent years has been to seek niche markets in which there is limited competition. However, in some areas of our business we compete with well-established firms, some of which have substantially greater financial and personnel resources than we have.

Some competing firms have technical expertise and production capabilities in one or more of the areas involved in the design and production of physiological flight training equipment, environmental systems, and other specially designed products, and compete with us for this business. Awards for any particular project are determined by various factors including the technological requirements of the project, financial capability, reliability, product performance, past performance and price. Competition for our aeromedical products has increased in recent years.

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

Compliance with Environmental Laws

We did not incur during fiscal 2009, nor do we anticipate incurring during fiscal 2010, any material capital expenditures to maintain compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position. We believe that we are currently in compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment.

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

Employees

On February 27, 2009, we had 240 full-time employees, of which five were employed in executive positions, 83 were engineers, engineering designers, or drafts people, 66 were administrative (sales, sales support, accounting, etc.) and clerical personnel, and 86 were engaged principally in production, operations and field support.

Item 1A.	Risk Factors

RISKS PARTICULAR TO OUR BUSINESS

Our business is subject to numerous risks and uncertainties which could cause our actual operating results and developments to be materially different from those expressed or implied in any of our public announcements or filings including this Annual Report on Form 10-K for the year ended February 27, 2009. These risks and uncertainties include the following items. This list is not inclusive of all the risks and uncertainties associated with our business.

If we are not successful in our refinancing transaction with H. F. Lenfest and PNC Bank, and if we cannot identify alternate sources of funds to meet our future debt obligations and operate our business, our results of operations and financial condition would be materially adversely affected.

•	We require additional capital in order to continue to operate our business, submit proposals for and potentially perform under significant U.S. government and international contracts and grow our Company. H.F. Lenfest, a member of our Board of Directors and a significant shareholder, has agreed to provide up to an additional $12,500,000 in capital to ETC, through a $7,500,000 credit facility and the personal guarantee of an additional $5,000,000 of borrowings from PNC Bank, subject to our obtaining various shareholder approvals discussed in our preliminary proxy statement on Schedule 14A on or around May 12, 2009. Lenfest has already provided $2,000,000 of this amount, although these funds may be used only in connection with funding a specific contract with the United States government and this $2,000,000 loan will be due and payable on August 20, 2009 if we do not obtain the shareholder approvals.

A material condition to the completion of the proposed transactions is the approval of our shareholders to the various components of the proposed transaction.

If we are unable to obtain shareholder approval and complete the proposed transactions with Lenfest, we will have approximately $30 million in debt owed to PNC Bank and Lenfest due between August 20, 2009 and June 30, 2010. It is unlikely that we will be able to obtain the necessary capital that we need from alternative sources, on reasonable or any terms, to repay these obligations. Without the necessary capital to continue to operate our business and to repay our various debt obligations to PNC Bank and Lenfest as they become due, we will need to consider other alternatives, such as the sale of one or more of our operating divisions, eliminating workforce or seeking relief from our creditors. If we are unsuccessful in raising sufficient additional capital our results of operations and financial condition would be materially adversely affected.

The Lenfest transaction includes the following:

•	a $7,500,000 line of credit to be provided by Lenfest ($2,000,000 of which has already been provided and which amount may be used only in connection with funding a specific contract with the United States government);

•	exchange of Lenfest’s Subordinated Note, together with all accrued interest and warrants issuable under this note, and all Series B Preferred Stock and Series C Preferred Stock, together with all accrued dividends thereon, for new Series E Preferred Stock; and

•	the guarantee by Lenfest of all of our obligations to PNC Bank in connection with an increase of our existing 2007 PNC Credit Facility from $15,000,000 to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.

We are not in compliance with the listing standards of the NYSE AMEX LLC (formerly the American Stock Exchange) (“AMEX”) and have applied to voluntarily delist our stock from that exchange.

We have been unsuccessful in reaching an agreement with NYSE AMEX LLC with respect to certain conditions set forth in our refinancing documents with Lenfest. Consequently, we have applied to voluntarily delist our common stock from trading on that exchange. The result of this action will be that in the near future our common stock will cease to be traded on the NYSE AMEX exchange and instead will trade on the “over the counter” market. Following delisting, our common stock will be quoted on the Over-The-Counter Bulletin Board if we are current with our SEC reporting obligations and meet the standards for quotation on the Over-The-Counter-Bulletin-Board. Otherwise, it is expected that our common stock would be quoted on the Pink Sheets. The quotation of our common stock on the Over-The-Counter Bulletin Board or the Pink Sheets will likely have the effect of making purchases and sales more difficult as well as decreasing the price of our common stock.

The market price of securities of thinly traded public companies has historically faced significant volatility. Although our common stock is currently traded on the NYSE AMEX LLC, it does not experience a significant average daily trading volume. Accordingly, if one stockholder elects to either purchase or sell a block of our common stock, it may have a significant effect on the current trading price of our common stock. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices for our common stock will vary from period to period, including:

•	actual or anticipated operating results;

•	market conditions in the industries in which we compete;

•	announcements by competitors;

•	results of litigation;

•	regulatory actions; and

•	general economic conditions.

Any of these events would likely affect the market price of our common stock.

Our core business, aircrew training simulators, is highly dependent upon large multi-year contracts with the U.S. defense department and with defense agencies around the world. If we are unsuccessful in obtaining one or more of these contracts, our financial performance will be significantly negatively impacted.

As of May 1, 2009, we have multiple outstanding proposals for large defense simulator projects. Given the political and economic environment, and the extremely competitive nature of these contracts, there is no assurance that we will be successful in obtaining one or more of these contracts. We have spent significant funds over the prior years to develop advanced technologies to support the defense simulator industry and our cost of software, plant assets and operating expenses is relatively high in comparison to our revenue base. Also, the cost of preparing these complicated proposals is significant. Consequently, our financial performance is highly dependent upon obtaining these contracts.

There is a risk of an unfavorable outcome in litigation and resulting negative financial impact on our operating results.

On May 29, 2008, a Request for Arbitration was filed against us with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’s Request for Arbitration arises out of a February 3, 1999 contract between us and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, we have asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. During April 2009, we participated in an arbitration hearing in the United Kingdom on this matter. The results of this hearing are not expected until June 2009. We are contesting this arbitration case vigorously. However, as of February 27, 2009, we had recorded a reserve in this matter.

Our sources of revenues are not consistent; in any given fiscal year a substantial portion of our revenues is derived from a small number of customers that may not be recurring customers in future years.

In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of customers. In fiscal 2009, sales to one customer represented 10% or more of total sales, the Royal Saudi Air Force which contributed $7,327,000 or 20.0% of total sales. In fiscal 2008, one customer represented 10% or more of total sales, General Motors, which contributed $3,898,000 or 17.2% of total sales. Of the February 27, 2009 sales backlog, two product lines each represented at least 10% of the total backlog: aircrew training systems ($29,231,000, 66.0%) and disaster management simulation products ($6,397,000, 14.4%). In each of these product areas, one customer (the same customer) represented at least 10% of each respective product area. This same customer represented $19,089,000, or 44.1%, of the total backlog. At February 29, 2008 two customers accounted for 51% of our sales backlog.

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

We have a significant amount of indebtedness. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. If we are unable to obtain shareholder approval and complete the proposed transactions with Lenfest and PNC Bank, we will have approximately $30 million in debt owed to PNC Bank and Lenfest due between August 20, 2009 and June 30, 2010. It is unlikely that we will be able to obtain the necessary capital that we need from alternative sources, on reasonable or any terms, to repay these obligations. During fiscal 2009 and 2008, we experienced negative cash flows from operations of approximately $.7 million and $5.8 million, respectively. At February 27, 2009, the face value of our total long-term debt due either to Lenfest or PNC Bank was $22.1 million, accrued interest and dividends due to Lenfest totaled $4.2 million and total Preferred Stock was $9.3 million.

Our ability to make debt payments depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control. Based upon our current level of operations and anticipated growth, we believe that cash on hand, future availability under the PNC Bank line of credit and the refinancing proposal with Lenfest will be adequate to meet our future obligations through at least June 1, 2010. There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to pay our debts or to make necessary capital expenditures, that we will be successful in negotiating new financial arrangements including the proposed transactions with Lenfest and PNC Bank, or that any refinancing of debt would be available on commercially reasonable terms.

See the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

We need to attain validation from the U.S. defense agencies of our Authentic Tactical Fighting Systems technology.

A challenging issue for our ATFS technology has been marketing this technology to the world’s defense agencies. This is a new technology that is contrary to the conventional training belief that tactical flight and combat skills can only be learned in a flying aircraft. Although we made significant progress toward this goal during fiscal 2009 including completing contracts from the U.S. Navy and the U.S. Air Force to develop Tactical Aircraft Configuration Modules (TacModules) to support independent research in our ATFS high performance human centrifuge, at this point we cannot be certain that we will be able to overcome conventional thinking on training nor achieve an acceptable level of validation with respect to the applicability and efficacy of ATFS training.

Our operations involve rapidly evolving products and technological change.

The rapid change of technology is a key feature of the products in our Technical Services Group. This industry requires us to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Technology development is only partially funded through enhancements included in customer orders. We cannot guarantee that we will continue to maintain comparable levels of research and development nor that this development will be customer-funded in the same ratio going forward. Reinvestment of operating funds and profits in an amount greater than currently earned may be required. Even so, we cannot be assured that we will successfully identify new opportunities and continue to have the financial resources required to develop new products profitably. At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

Delays in the delivery of our products may prevent us from invoicing our costs and estimated earnings on uncompleted contracts.

In accordance with generally accepted accounting principles for long-term contracts, under the percentage of completion (“POC”) accounting method, due to timing differences we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At February 27, 2009, this asset totaled $2.5 million. Although a significant portion of these costs have been billed and collected since fiscal year-end, we cannot bill additional amounts unless and until we meet certain contractual milestones related to the production, delivery and integration of our products. Typically, there will be a lag ranging from six to twenty-four months between performance and associated costs for these types of projects and billing and collection of all contract payments. Our failure to meet milestones by delivering and integrating our products in a timely manner may impact our ability to collect final payments on these contracts, which could severely impact our cash flow.

In the event we suffer production delays, we may be required to pay certain customers substantial liquidated damages and other penalties.

The variety and complexity of our high technology product lines require us to deal with a multitude of suppliers and subcontractors. Some of the parts we purchase are highly specialized. Planning production, optimizing inventory levels and meeting delivery schedules all require high coordination and at times may have conflicting goals. Most of our large aircrew training simulators and our software products must be custom designed and manufactured, which is not only complicated and expensive, but can also require long periods of time to accomplish. Slight errors in design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, which may have an adverse impact on our business.

Our fixed-price and cost-reimbursement contracts may commit us to unfavorable terms.

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

Government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition or results of operations or increase the costs of competing for or performing government contracts. If we violate any of these regulations, then we may be subject to termination of these contracts, imposition of fines or exclusion from government contracting and government-approved subcontracting for some specific time period. During fiscal 2008, we agreed to settle a matter with the U.S. Navy by forgoing our claim for an additional payment over the contract amount (a reserve for $3.0 million was recorded for this matter in fiscal 2007) and agreeing to pay the U.S. Navy $3.55 million.

Our contract costs, progress payments and revenues are subject to adjustment as a result of government audits. We reflect any adjustments required by government auditors in our financial statements. Although we have thus far not been required to make any material audit adjustments, adjustments may be required in the future. Our international government contracts normally require collateral in the form of bonds, letters of credit or similar credit enhancements. We cannot assure you that we will be successful in obtaining these types of credit enhancements or that the credit enhancements available will be affordable in the future.

Our contracts that are funded by the U.S. Government or foreign governments are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

Government supply contracts generally are awarded to us through a formal competitive bidding process in which we may have many competitors. Upon expiration, government supply contracts may be subject, once again, to the competitive bidding process. We cannot assure you that we will be successful in winning contract awards or renewals in the future. Our failure to renew or replace government contracts when they expire could have a material adverse effect on our business, financial condition or results of operations. Our contracts with domestic or foreign government agencies are subject to competition and are awarded on the basis of technical merit, personnel qualifications, financial capability, experience and price. Our business, financial condition and results of operations could be materially adversely affected to the extent that government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, new government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, the award of a contract to a competitor, or the re-opening of the competitive bidding process. We consider bid protests to be a customary element in the process of procuring government contracts. Other characteristics of the government contract market that may affect our operating results include the complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the speed with which product lines become obsolete due to technological advances and other factors characteristic of the market. Our earnings may vary materially on some contracts depending upon the types of government long-term contracts undertaken, the costs incurred in their performance, and the achievement of other performance objectives.

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

In connection with certain commercial contracts, we have been required to obtain bonds, letters of credit, or similar credit enhancements. We cannot assure you that we will be successful in obtaining these types of instruments or that these types of instruments, if available, will be affordable in the future.

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

Our international business activities expose us to a variety of risks. Our international business accounted for approximately 52% of our sales in fiscal 2009 and 33% of our sales in fiscal 2008. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future. Our international business experiences many of the same risks our domestic business encounters as well as additional risks such as:

•	the effects of terrorism;

•	currency exchange rate fluctuations;

•	a longer and more complicated collections cycle;

•	a high degree of corruption in some countries;

•	a general decline in the strength of the global economy;

•	the effect of foreign military or political conflicts and turmoil;

•	U.S. foreign policy decisions;

•	the extent, if any, of anti-American sentiment;

•	changes in foreign governmental trade, monetary and fiscal policies and laws;

•	export controls;

•	political and economic instability; and

•	travel restrictions.

The majority of our contracts which originate from ETC-Southampton are denominated in U.S. dollars. Except for intercompany work, and contracts with U.S. based companies, most of our contracts which originate from ETC-PZL are in Polish zlotys.

Since most of our production and administrative costs are based in U.S. dollars, the relative strength of the U.S. dollar currency relative to other international currencies may make our pricing un-competitive when compared to foreign local in-country competitors.

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

In order to comply with the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retain additional outside legal, accounting and advisory services, all of which have caused and will continue to cause our general and administrative costs to increase. Although we have not experienced any director and officer liability claims, these premiums are a significant part of our business insurance costs and may increase as a result of the (i) high claims rates insurers have experienced with other companies over the past years, (ii) the high stock ownership position of some of our non-affiliated shareholders, and (iii) our reduced operating performance. All of these increased costs have had and will continue to have a material adverse effect on our operating results.

Our operations could be hurt by terrorist attacks, war and other activities or occurrences that make air travel difficult or reduce the willingness of our commercial airline customers to purchase our simulation products.

As stated above, international sales accounted for 52% and 33% of our revenues for fiscal years 2009 and 2008, respectively. In the event terrorist attacks, wars or other activities or occurrences make air travel difficult, create hazards for our employees, or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline.

Geo-political and other factors may also limit or restrict our employees’ ability to gain entrance to foreign locations to sell products or perform contract services.

Our quarterly operating results may vary significantly from quarter to quarter.

Our revenues and earnings tend to fluctuate from quarter to quarter based on factors that include the following:

•	our ability to finance our operations;

•	the number, size and scope of our projects;

•	the mix of contracts (POC versus other);

•	equipment purchases and other expenditures required for our business;

•	the number of bid and proposal efforts undertaken;

•	delays in sales bookings or production;

•	the level of employee productivity;

•	the adequacy of our provisions for receivable, inventory and other losses;

•	the accuracy of our estimate of resources required to complete ongoing projects; and

•	general economic conditions.

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

As of May 1, 2009, our directors and executive officers own and could vote an aggregate of approximately 58.1% on a fully converted basis of our outstanding common stock. Accordingly, our directors and executive officers, if they act together, will be able to exert significant control over the direction of our business and affairs.

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

The NASTAR Center includes aerospace training and research equipment including:

•	ATFS-400 Authentic Tactical Flight Simulator

•	GYROLAB GL-2000 Advanced Spatial Disorientation Trainer

•	Hypobaric Chamber

•	Night Vision and Night Vision Goggle Training System

Item 3.	Legal Proceedings

Mends International, Ltd.

On May 29, 2008, a Request for Arbitration was filed against us with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’s Request for Arbitration arises out of a February 3, 1999 contract between us and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486.00, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, we have asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. During April 2009, we participated in an arbitration hearing in the United Kingdom on this matter. The results of this hearing are not expected until June 2009. We are contesting this arbitration case vigorously. However, as of February 27, 2009 we had recorded a reserve in this matter.

Walt Disney World Co.

In June 2003, Entertainment Technology Corporation (“EnTCo”), our wholly owned subsidiary, filed suit against Walt Disney World Co. and other entities (“Disney”) in the United States District Court for the Eastern District of Pennsylvania, alleging breach of contract for, among other things, failure to pay all amounts due under a contract for the design and production of the amusement park ride “Mission: Space” located in Disney’s Epcot Center. In response, in August 2003, Disney filed counterclaims against both EnTCo and us (under a guarantee) for, among other things, alleged failures in performance and design in the contract. Disney alleged damages ranging from approximately $36 million to $63 million plus punitive damages (collectively, the “2003 Litigation”). In December 2005, we and EnTCo filed a second lawsuit against Disney, alleging breach of contract and unfair competition (the “2005 Litigation”).

In January 2009, we entered into a settlement agreement and release with Disney which resolved both the 2003 Litigation and the 2005 Litigation. The financial impact of the settlement did not have a material effect on the Company’s financial position or results of operations.

Settlement with U.S. Navy

History of the Claim Receivable

In May 2003, the Company filed a certified claim with the Department of the Navy (the “Government”) seeking costs totaling in excess of $5.0 million in connection with a contract for submarine rescue decompression chambers.

In accordance with accounting principles generally accepted in the United States of America, recognizing revenue on contract claims and disputes related to customer caused delays, errors in specifications and designs, and other unanticipated causes, and for amounts in excess of contract value, is generally appropriate if it is probable that the claim will result in additional contract revenue and if the Company can reliably estimate the amount of additional contract revenue the Company may receive. However, revenue recorded on a contract claim cannot exceed the incurred contract costs related to that claim. By fiscal 2004, the Company had recorded a claim receivable for $3,004,000 for this dispute. The Company’s Form 10-K as originally filed for February 23, 2007 included this claim receivable. This claim receivable was subsequently deemed to be impaired and reserved in full (see below).

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

No matters were presented to our stockholders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters

Our common stock is currently traded on the NYSE AMEX LLC (formerly the American Stock Exchange) under the symbol “ETC.” As of May 1, 2009, the Company had 282 shareholders of record. The following table sets forth the calendar quarter ranges of high and low sale prices for shares of the common stock for the periods indicated.

	Sale Prices
	High	Low

Fiscal 2009
First Quarter	$2.95	$1.54
Second Quarter	2.82	1.35
Third Quarter	2.30	1.10
Fourth Quarter	1.92	0.55
Fiscal 2008
First Quarter	$4.78	$3.26
Second Quarter	3.29	2.21
Third Quarter	3.94	2.15
Fourth Quarter	2.50	1.50

On May 1, 2009, the closing price of our common stock was $0.86. We have never paid any cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future. Our current subordinated debt agreement with Lenfest and our PNC Line of Credit agreement prohibit the payment of any dividends without Lenfest’s prior written consent.

Refinancing Transaction

Effective April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”) with Lenfest that provides for the following upon the satisfaction of certain conditions, including the receipt of the approval of the Company’s shareholders to certain components of the transaction: (i) a $7,500,000 credit facility to be provided by Lenfest to ETC; (ii) exchange of the Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank in connection with an increase of the existing $15,000,000 revolving line of credit with PNC Bank to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities. For additional information regarding the Lenfest Financing Transaction, please refer to Note 1 — Subsequent Events, Refinancing Transaction and Note 8 — Long-Term Obligations and Credit Arrangements in the accompanying Notes to the Consolidated Financial Statements.

Delisting from NYSE AMEX LLC

On April 23, 2009, ETC’s Board of Directors decided to voluntarily delist its common stock from NYSE AMEX LLC (“AMEX”) and notified AMEX of such decision. The Company currently anticipates that it will file with the Securities and Exchange Commission and AMEX a Form 25 relating to the delisting of its common stock on or about May 19, 2009, with the delisting of its common stock becoming effective ten days thereafter. Accordingly, the Company anticipates that the last day of trading of its common stock on AMEX will be on or about May 29, 2009. The Company is currently in discussions to have its common stock quoted for trading on the Over-the-Counter Bulletin Board.

The Board of Directors’ decision to voluntarily delist its common stock from AMEX resulted from a compliance issue related to certain terms and conditions of the Lenfest Financing Transaction. ETC was not able to secure the Lenfest Financing Transaction on terms that would allow ETC to comply with the AMEX listing rules.

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

None

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

(b) Management’s Assessment of ETC’s Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 27, 2009.

(c) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably expected to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers:

		Served as Director
Name	Age	or Officer Since(1)	Positions and Offices

William F. Mitchell(2)	67	1969	Chairman of the Board, Chief Executive Officer, President and Director
Howard W. Kelley(3)	67	2002	Director *
George K. Anderson, M.D.(4)	63	2003	Director
H.F. Lenfest(5)	79	2003	Director
Alan M. Gemmill(6)	62	2006	Director **
Stephen F. Ryan(7)	73	2009	Director
George A. Sawyer(8)	77	2009	***
Duane D. Deaner(9)	61	1996	Chief Financial Officer

*	Mr. Kelley will not run for reelection at the Annual Shareholder’s meeting.

**	Mr. Gemmill resigned from the Board effective February 25, 2009.

***	Mr. Sawyer will be a nominee for Director at the Annual Shareholder’s meeting.

(1)	Directors are elected for one-year terms.

(2)	Mr. Mitchell has been our Chairman of the Board, President and Chief Executive Officer since 1969, except for the period from January 24, 1986 through January 24, 1987, when he was engaged principally in soliciting sales for our products in the overseas markets. Mr. Mitchell received a Bachelor of Science degree in physics from Drexel University and has completed graduate work in mechanical and electrical engineering. He is a member of the ASME and Drexel University engineering advisory boards. Additionally, he is a member of the Society of Automotive/Aerospace Engineering, the International Society of Pharmaceutical Engineering, the Undersea and Hyperbaric Medical Society, the Aerospace Medical Association, the American Society of Mechanical Engineering and the Institute of Environmental Sciences.

(3)	Mr. Kelley recently retired as President of Sally Corporation, Jacksonville, Florida, which is one of the oldest and largest designers and fabricators of animation robotics and dark ride attractions used worldwide in theme parks, museums and entertainment attractions. He remains a director of this company. Mr. Kelly is also director of American Electric Technologies, Inc. (NASDAQ: AETI). AETI is a Houston, Texas-based manufacturer of power delivery equipment for traditional and alternative energy industries. He is also currently president of Aspergantis LLC, a technology and Internet services and consulting company. He previously spent over 25 years in the broadcasting industry, including ten years in television management as a news director and later as Vice President and General Manager of Channel 12 WTLV (NBC) in Jacksonville, Florida. He is the former Chairman of the Board of Tempus Software, a medical software development firm located in Jacksonville, Florida. He has also previously served as broadcast strategic planner for a major U.S. communications company and as director of several U.S. technology firms with international business activities. In the academic arena, Mr. Kelley serves as an executive professor at the University of North Florida College of Business Administration and is a college adjunct instructor on Internet technology and E-commerce on the Internet. He is a graduate of the University of Florida and Harvard Business School PMD.

(4)	Dr. Anderson is an experienced physician executive. He served in the Air Force as a flight surgeon, aerospace medicine staff officer, and commander of several medical organizations in Korea, Germany, and United States. He retired from active duty in the grade of Major General. Following his thirty years of military service, he transitioned to executive positions in the private sector. He served as Chief Executive Officer of the Koop Foundation from 1997 to 1998 and as Chief Executive Officer at Oceania, Inc., a medical software company, from 1999 to 2001. A period of practice as an independent medical technology consultant was followed by his current role as Executive Director of the Association of Military Surgeons of the United States (AMSUS). AMSUS, the nonprofit Society of the Federal Health agencies, operates from a headquarters located in Bethesda, Maryland.

(5)	Mr. Lenfest practiced law with Davis Polk & Wardwell before joining Triangle Publications, Inc., in Philadelphia as Associate Counsel in 1965. In 1970, Mr. Lenfest was placed in charge of Triangle’s Communications Division, serving as Editorial Director and Publisher of Seventeen Magazine and President of the CATV Operations. In 1974, Mr. Lenfest, with the support of two investors, formed Lenfest Communications, Inc., which purchased Suburban Cable TV Company and Lebanon Valley Cable TV Company from Triangle with a total of 7,600 subscribers. In January 2000, Mr. Lenfest sold his cable television operations, which by then served 1.2 million subscribers, to Comcast Corporation. Mr. Lenfest is the owner of various other businesses and is active in many philanthropic activities including as Chairman of the Board of the Philadelphia Museum of Art, the Curtis Institute, and the Lenfest Foundation. Mr. Lenfest is a graduate of Washington and Lee University and Columbia Law School.

(6)	Mr. Gemmill is a retired U.S. Navy Rear Admiral. He graduated from the University of Arizona with a B.S. in Aerospace Engineering and began his flying career flying F-4 Phantoms. He graduated first in his class from U.S. Naval Test Pilot School in Patuxuent River, Maryland in 1974. After a stint as a test pilot and test pilot instructor, Mr. Gemmill then served numerous positions in Fighter Squadrons including command of F-14 Fighter Squadron 32. He commanded the USS San Jose during two deployments to the Arabian Gulf during Desert Shield and Desert Storm, and then commanded the nuclear aircraft carrier USS DWIGHT D EISENHOWER. From 1995 through 1999, he served as Deputy for Readiness and then for Operations for the U.S. Pacific Command and later as Assistant Deputy Chief of Staff for Aviation, U.S. Marine Corps. His last assignment in the Navy was as Head, Aircraft Carriers Program and Head, Naval Aviation Training. Rear Admiral Gemmill has almost 4,000 flight hours and 1,000 carrier landings. He has a Master of Science in Systems Management from the University of Southern California. He is currently Director, Defense Business Services for Bearing Point of McLean, VA.

(7)	Mr. Ryan retired in 2001 from Selas Corporation of America (now known as IntriCon Corporation), a diversified international firm engaged in the design, development, engineering and manufacturing of industrial products, such as the furnace section of continuous annealing and galvanizing lines in steel production for automotive steel, glass production furnace lines, cable winch devices for below the chassis spare tire lift holders for the automotive industry, parts for hearing aid devices and transistors for electric surge guards for computers and electronics. Mr. Ryan also currently serves as a Director of Bolt Technology Corporation, a public company which is traded on NASDAQ. Bolt is a manufacturer and seller of seismic air guns, cables, hydrophones and other devices engaged in the offshore oil and gas exploration market. Mr. Ryan received a Bachelor of Business Administration degree from Iona College and MBA degree from the University of

Connecticut. He is a member of the New York State Society of Certified Public Accountants (NYSSCPA) and the American Institute of CPAs (AICPA).

(8)	Mr. Sawyer is a founding partner of J.F. Lehman & Company and currently serves as Executive Advisor. From 1993 to 1995, he served as President and Chief Executive Officer of Sperry Marine, Inc. Prior thereto, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as President of John J. McMullen Associates, President and Chief Operating Officer of TRE Corporation, Executive Vice President and Director of General Dynamics Corporation, Vice President of International Operations for Bechtel Corporation and Assistant Secretary of the Navy for Shipbuilding and Logistics. He graduated Phi Beta Kappa from Yale University and completed graduate studies in nuclear engineering at the Knolls Atomic Power Laboratories. He is also the co-inventor of the Consolidated Nuclear Steam Generator II and served in the US Navy for ten years as a nuclear submariner. Mr. Sawyer currently serves as a Director of National Air Cargo Holdings, Inc., Hawaii Superferry Incorporated, OAO Technology Solutions, Atlantic Marine Holding Company, Black Light Power Inc. and CHI Systems, Inc.

(9)	Mr. Deaner has served as our Chief Financial Officer since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995. Mr. Deaner received a Masters of Business Administration degree from Temple University and a Bachelors of Arts degree in Mathematics from Millersville University in Pennsylvania.

Committees of the Board of Directors

During the fiscal year ended February 27, 2009, the Board of Directors held two meetings. All members of the Board of Directors attended all of the Board meetings.

We have three standing Board Committees: Audit, Compensation and Governance and Nominating. Each committee has a charter which can be found on the Company’s website at www.etcusa.com. The members and chairpersons of each committee during fiscal 2009 are identified in the following table and each committee, its function and the number of meetings held by each committee during fiscal 2009 are described below.

Governance
Name of Director	Independent	Audit	Compensation	and Nominating

Howard W. Kelley*	Yes	Chair	Acting Chair	X
Dr. George K. Anderson	Yes	X	X	Chair
Alan Mark Gemmill**	Yes	X	Chair	X
Number of Meetings		12	1	0
Held in Fiscal Year

*	Mr. Kelley will not run for reelection at the Annual Shareholder’s meeting. His committee positions will be filled by Mr. Ryan.

**	Mr. Gemmill resigned from the Board effective February 25, 2009. His committee positions will be filled by Mr. Sawyer, a nominee for Director at the Annual Shareholder’s meeting.

During the fiscal year ended February 27, 2009, we had an Audit Committee consisting of Messrs. Kelley and Gemmill (until his resignation from the Board), and Dr. Anderson. Mr. Kelley served as the Chairman and the “financial expert” (as defined by the NYSE AMEX LLC) and has been designated as the Audit Committee Financial Expert as defined by the rules of the Securities and Exchange Commission. In addition, all members of the Audit Committee meet the financial literacy requirements of the NYSE AMEX LLC and are independent under the rules of the NYSA AMEX LLC. Among other responsibilities, the Audit Committee meets (via face-to-face or via telephone) with the external auditors to review and make recommendations to management concerning (if appropriate) the quarterly and annual financial results and the Reports on Forms 10-Q and 10-K. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent accountants in their preparation or issuance of an audit report or the performance of other audit and review services.

Messrs. Kelley and Gemmill (until his resignation from the Board), and Dr. Anderson also served on our Compensation Committee during the year ended February 27, 2009, with Mr. Gemmill serving as Chairman until his resignation. Mr. Kelley was appointed to serve as Chairman on an interim basis. The Compensation Committee is charged with the following responsibilities:

•	Establish CEO and executive officers compensation

•	Develop the compensation philosophy which shall include the strict adherence to the company’s Code of Ethics and Code of Conduct

•	Assist with and review the Compensation Discussion and Analysis (“CD&A”)

•	Produce a compensation committee report

•	Oversee equity compensation grant policy

•	Retain and terminate outside experts if needed

•	Evaluate related shareholder proposals

Messrs. Kelley and Gemmill (until his resignation from the Board), and Dr. Anderson also served on our Nominating and Governance Committee during the year ended February 27, 2009, with Dr. Anderson serving as Chairman. The Nominating and Governance Committee is charged with finding and recommending new Board members and with ensuring our compliance with all regulatory governance requirements.

During fiscal 2009, we also had a Transaction Committee which consisted of Messrs. Kelley, Gemmill and Dr. Anderson. This Committee was a special committee comprised of independent directors formed exclusively to consider a proposal received on February 20, 2008 from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest. On September 11, 2008, ETC was informed by Lenfest that he was withdrawing this proposal and the Transaction Committee was subsequently disbanded.

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

Administrative Agreement

On December 12, 2007, the Company entered into an Administrative Agreement with the United States Navy in conjunction with the lifting of a contracting suspension. This agreement includes a program of compliance reviews, audits and reports. Unless extended, this agreement is effective through December 2010.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NYSE AMEX LLC. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The rules of the SEC regarding the filing of Section 16(a) reports require that we disclose “late filings” of Section 16(a) reports.

Based solely on our review of the copies of such forms which we received, or written representations from reporting persons that no Section 16(a) reports were required for those persons, Mr. Mitchell had six late filings covering a total of 7,400 shares spanning a three week period in January and February 2009. We believe that our greater than ten percent beneficial owners complied with all applicable filing requirements.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Objectives and Philosophy of Executive Compensation

ETC’s executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is currently composed of Howard W. Kelley who serves as acting Chairman, George K. Anderson, M.D., MPH, and Stephen F. Ryan, each of whom is independent under the relevant rules of the Securities and Exchange Commission and NYSE AMEX LLC. Prior to his resignation in February 2009, Alan M. Gemmill served as Chairman of the Compensation Committee. The Compensation Committee is responsible for developing and implementing an executive compensation program that takes into account ETC’s business strategy, the need for highly qualified management and other relevant factors. The executive compensation program is structured to link executive compensation to the overall performance of ETC to more closely align the interests of the executive management team with the interests of ETC’s shareholders.

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

In April 2009, the Compensation Committee incorporated into its charter a policy statement which defined its specific responsibilities and established a set of generic evaluation criteria for developing and rewarding goals and objectives for the CEO and executive officers.

The primary components of ETC’s executive compensation program consist of base salary, annual cash bonus incentive opportunities and long-term incentive opportunities in the form of options to acquire common stock.

Base Salary

Base salary levels for ETC’s executive officers are set at or below the average base salary levels paid by other companies within ETC’s peer group. William F. Mitchell, President and Chief Executive Officer, received a base salary of $225,000 in the 2009 fiscal year. Duane D. Deaner, Chief Financial Officer, received a base salary of $102,000 in the 2009 fiscal year. The Compensation Committee has responsibility for setting executive base salary.

Short-term Incentive Compensation

Based on the Compensation Committee’s review of ETC’s performance for the fiscal year ended February 27, 2009, and the performance of its management team, no discretionary cash incentive compensation awards were made to any officers or key employees for overall Company performance.

During the fiscal year ended February 27, 2009, three members of the executive management team, including Mr. Deaner, were given the opportunity to earn additional compensation of up to approximately 10% of their base salary by completing specific accomplishments tailored to their individual areas of responsibility. Payments under this program totaled $46,000 in fiscal 2009, including $15,000 paid to Mr. Deaner. This program must be re-authorized by the CEO on an annual basis and is subject to cancellation at any time.

Long-Term Incentive Compensation

ETC’s 1998 Incentive Stock Option Plan, which expired in October 2008, was a long-term plan designed not only to provide incentives to management, but also to align a significant portion of the executive compensation program with shareholder interests. The 1998 Incentive Stock Option Plan permitted ETC to grant certain officers and employees a right to purchase shares of stock at the fair market value per share at the date the option was granted. No options were granted to executive officers and employees in fiscal 2009. In granting stock options to officers and employees, the Compensation Committee takes into account ETC’s financial performance, its long-term strategic goal of increasing shareholder value, the employee’s level of responsibility and his continuing contributions to ETC.

In April 2009, our Board of Directors approved the 2009 Employee, Director and Consultant Stock Plan. The 2009 Stock Plan is subject to shareholder approval.

Mr. Mitchell has never received any options to purchase shares of ETC’s common stock.

Option Grant Date Pricing

The Compensation Committee administered ETC’s 1998 Incentive Stock Option Plan until it expired in October 2008 and will administer the 2009 Stock Plan. Mr. Mitchell may make recommendations with respect to option grants but all other determinations to award options to purchase ETC’s common stock are made by the Compensation Committee and in all instances the exercise price is equal to ETC’s stock price on the date the Compensation Committee approves such option grants.

Given the relatively low amount of option grants made by ETC (no options were awarded in fiscal 2009), the Compensation Committee does not actively attempt to coordinate option grants based on the presence or absence of material non-public information.

Chief Executive Officer Employment Agreement

On July 24, 2006, ETC entered into an employment agreement with William F. Mitchell (the (“CEO Plan”) pursuant to which Mr. Mitchell is employed as the President and Chief Executive Officer. Mr. Mitchell has been the Chairman of the Board, President and Chief Executive Officer of ETC since 1969, except for the period from January 24, 1986 to January 24, 1987 during which he was engaged principally in soliciting sales for ETC’s products in the overseas market. Under Mr. Mitchell’s employment agreement, he is entitled to receive a base salary of $225,000, which is subject to increase annually based on a review of Mr. Mitchell’s performance by ETC’s Board of Directors. Mr. Mitchell is also entitled to receive a bonus based on a formula and targets set forth in the CEO Plan.

The term of the employment agreement is three years, and, if ETC does not renew the employment agreement for additional three-year periods, Mr. Mitchell is entitled to terminate the employment agreement and receive certain benefits under the terms of the employment agreement including, without limitation, three years of base salary, bonuses and participation in various benefit plans. The employment agreement also provides Mr. Mitchell with three years of base salary, bonuses, and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Mitchell terminates his employment with ETC for good reason, including a change in control of ETC (other than a change of control in connection with an acquisition by Lenfest), each as defined in the employment agreement.

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

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation of our Named Executive Officers for the fiscal years ended February 27, 2009 and February 29, 2008.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

William F. Mitchell(1)	2009	$225,000	—	—	—	—	—	$68,000	(2)	$293,000
Chairman of the Board,	2008	$225,000						$69,000	(3)	$294,000
Chief Executive Officer, President and Director
Duane D. Deaner(4)	2009	$102,000	$15,000	—	—	—	—	$2,000	(5)	$119,000
Chief Financial Officer	2008	$102,000	$1,500					$3,000	(6)	$106,500

The elements of the Summary Compensation Table are discussed in the Compensation Discussion and Analysis above.

(1)	ETC is party to an employment agreement with Mr. Mitchell, pursuant to which Mr. Mitchell serves as President and Chief Executive Officer. The terms and conditions of Mr. Mitchell’s employment agreement is summarized above under “Primary Components of Executive Compensation-Chief Executive Officer Employment Agreement.”

(2)	Consists of $60,000 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $2,000 in automobile allowance payments for Mr. Mitchell’s company automobile, $3,000 in life insurance premium payments and $3,000 contribution on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

(3)	Consists of $54,000 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $6,000 in automobile allowance payments for Mr. Mitchell’s company automobile, $6,000 in life insurance premium payments and $3,000 contribution on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

(4)	ETC is a party to an employment agreement with Mr. Deaner, pursuant to which Mr. Deaner serves as Chief Financial Officer. The terms and conditions of Mr. Deaner’s employment agreement is summarized above under “Primary Components of Executive Compensation-Chief Financial Officer Employment Agreement.”

(5)	Consists of ETC’s contribution on behalf of Mr. Deaner pursuant to ETC’s Retirement Savings Plan.

(6)	Consists of ETC’s contribution on behalf of Mr. Deaner pursuant to ETC’s Retirement Savings Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

This table summarizes the equity awards held by our Named Executive Officers as of February 27, 2009.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options	Options	Price	Expiration
Name	(#) Exercisable	(#) Unexercisable	($)	Date
(a)	(b)	(c)	(e)	(f)

William F. Mitchell	—	—	—	—
Chairman of the Board, Chief Executive Officer, President and Director
Duane D. Deaner	2,881	—	$7.375	1/03/11
Chief Financial Officer	6,978	—	$7.24	9/15/14
	642	—	$6.07	9/21/16

Potential Payments Upon Termination or Change-In-Control

As discussed in the Compensation Discussion and Analysis above, we entered into an employment contract with Mr. Mitchell, our Chief Executive Officer, on July 24, 2006, which provides Mr. Mitchell with three years of base salary, bonuses and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Mitchell terminates his employment with ETC for good reason, including a change in control of ETC (other than a change of control in connection with an acquisition by Lenfest), each as defined in his employment agreement.

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

Compensation of Directors

During fiscal 2009, our directors who did not serve as officers were paid a fee of $2,000 (either in cash or equivalent value of common stock of the Company) per calendar quarter for attending Board of Directors and committee meetings. Additionally, under a plan approved by our shareholders at the 2005 Annual Meeting of Shareholders, non-employee directors may be awarded options to purchase common stock of the Company at fair market value. Pursuant to this plan, in February 2006, awards to purchase common stock were given as follows: Dr. Anderson, 50,000 options; Mr. Kelley, 25,000 options; and Mr. Gemmill, 5,000 options. No options were awarded to our directors in fiscal 2008 or fiscal 2009.

FISCAL 2009 DIRECTOR COMPENSATION TABLE

The following table sets forth the compensation paid by the Company to each of its Directors for the fiscal year ended February 27, 2009.

					Change in
					Pension
					Value and
	Fees Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)(1)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

William F. Mitchell(2)	—	—	—	—	—	—	—
George K. Anderson, M.D.(3)	$8,000	—	—	—	—	—	$8,000
Alan M. Gemmill(4)	$8,000	—	—	—	—	—	$8,000
Howard W. Kelley(5)	—	$8,000	—	—	—	—	$8,000
H. F. Lenfest(6)	—	$8,000	—	—	—	—	$8,000
Steve Ryan(7)	—	—	—	—	—	—	—

(1)	ETC used the closing price of its common stock on the date of grant as reported on the American Stock Exchange to compute the value of these awards.

(2)	Mr. Mitchell did not hold any options to purchase shares of our common stock as of February 27, 2009.

(3)	Dr. Anderson held options to purchase an aggregate of 50,000 shares of our common stock as of February 27, 2009

(4)	Mr. Gemmill held options to purchase an aggregate of 5,000 shares of our common stock as of February 27, 2009.

(5)	Mr. Kelley held options to purchase an aggregate of 25,000 shares of our common stock as of February 27, 2009.

(6)	Mr. Lenfest did not hold any options to purchase shares of our common stock as of February 27, 2009.

(7)	Mr. Ryan did not hold any options to purchase shares of our common stock as of February 27, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 1, 2009, the number of shares and percentage of our common stock owned beneficially by each Director, each nominee for Director and each executive officer named in the Summary Compensation Table, and each person holding, to our knowledge, more than 5% of our outstanding common stock. The table also sets forth the holdings of all directors and executive officers as a group.

	Amount and		Percent
	Nature of		of
Name and Address	Beneficial		Common
of Beneficial Owner	Ownership(1)		Stock(1)

William F. Mitchell(2)	1,081,324	(3)	8.1%
c/o Environmental Tectonics Corporation County Line Industrial Park Southampton, PA 18966
Howard W. Kelley(4)	37,756	(6)	*
c/o Aspergantis LLC 3249 St. Johns Avenue Jacksonville, FL 32205
George K. Anderson, M.D.(4)	51,100	(7)	*
8 Little Harbor Way Annapolis, MD 21403
H.F. Lenfest(4)	6,559,884	(8)	49.5%
c/o The Lenfest Group Fire Tower Bridge-Suite 460 300 Barr Harbor Drive West Conshohocken, PA 19428
Stephen F. Ryan(4)	5,000		*
c/o Environmental Tectonics Corporation County Line Industrial Park Southampton, PA 18966
George A. Sawyer(5)	—		*
404 North Union Street Alexandria, VA 22314
T. Todd Martin, III	999,592	(9)	7.5%
50 Midtown Park East Mobile, AL 36606
Duane D. Deaner(10)	10,501	(11)	*
c/o Environmental Tectonics Corporation County Line Industrial Park Southampton, PA 18966
All directors, nominees for directors, and executive officers as a group (7 persons)	7,745,565	(12)	58.1%

*	less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The “Percent of Common Stock” is based on a denominator for the applicable Beneficial Owner equal to the sum of: (i) 9,069,351 shares of common stock outstanding, (ii) the shares of common stock, which may be acquired by such Beneficial Owner upon the exercise of options owned by such Beneficial Owner, and (iii) the shares of common stock beneficially owned by Lenfest set forth in footnote 8 below.

(2)	Chairman of the Board, President, Chief Executive Officer and Director of the Company.

(3)	Includes 45,200 shares of common stock held by Mr. Mitchell’s wife.

(4)	Director of the Company.

(5)	Nominee for Director of the Company.

(6)	Includes 25,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.

(7)	Includes 50,000 shares of common stock which may be acquired upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable.

(8)	Includes 1,818,181 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000, 606,060 shares of common stock issuable upon conversion of 3,000 shares of Series B Preferred Stock issued on April 6, 2006, 449,101 shares of common stock issuable upon conversion of 3,000 shares of Series B Preferred Stock issued on July 31, 2006, 1,089,108 shares of common stock issuable upon conversion of 3,300 shares of Series C Preferred Stock issued on August 23, 2007, 143,885 shares of common stock issuable upon exercise of a warrant issued to Lenfest on February 20, 2009 and 58,511 shares of common stock issuable upon conversion of 55 shares of Series D Preferred Stock issued on April 24, 2009.

(9)	Includes 938,692 shares of common stock owned by Advanced Technology Asset Management, LLC (formerly ETC Asset Management, LLC) (“ATAM”), a limited liability company of which T. Todd Martin, III is manager. Also includes 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 7,000 shares owned by trusts of which Mr. Martin is trustee, and 10,000 shares owned by Perdido Investors, LLC, of which Mr. Martin is the manager.

(10)	Chief Financial Officer of the Company.

(11)	Includes 10,501 shares of common stock which may be acquired upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable.

(12)	Includes 75,000 shares of common stock which may be acquired by members of the Board of Directors upon the exercise of options granted under our Non-Employee Director Stock Option Plan that are presently exercisable. Additionally, includes 1,818,181 shares of common stock issuable upon conversion of a promissory note in the principal amount of $10,000,000, 606,060 shares of common stock issuable upon conversion of 3,000 shares of Series B Preferred Stock issued on April 6, 2006, 449,101 shares of common stock issuable upon conversion of 3,000 shares of Series B Preferred Stock issued on July 31, 2006, 1,089,108 shares of common stock issuable upon conversion of 3,300 shares of Series C Preferred Stock issued on August 23, 2007, 143,885 shares of common stock issuable upon exercise of a warrant issued to Lenfest on February 20, 2009 and 58,511 shares of common stock issuable upon conversion of 55 shares of Series D Preferred Stock issued on April 24, 2009, all of which may be acquired by Lenfest. Also includes 10,501 shares of common stock which may be acquired by Duane Deaner, our chief financial officer, upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable.

For information regarding our equity compensation plans, please see the Equity Compensation Plan Information section of the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions Completed in Fiscal 2009 and Prior Years

On February 19, 2003, ETC completed a refinancing of its indebtedness with PNC Bank and Lenfest in the aggregate amount of $29,800,000. Pursuant to the terms of a Convertible Note and Warrant Purchase Agreement, dated February 19, 2003, between ETC and Lenfest, ETC issued to Lenfest (i) a 10% senior subordinated convertible promissory note in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of common stock. As a condition to closing the financing, ETC appointed Lenfest to its Board of Directors. On October 25, 2004, Lenfest executed a Limited Guaranty Agreement which guaranteed ETC’s $5 million Letter of Credit facility with PNC Bank, and in connection therewith, ETC issued a Stock Purchase Warrant to Lenfest pursuant to which Lenfest was entitled to purchase up to 200,000 shares of common stock at an exercise price equal to the lesser of $4.00 per share or 2/3 of the average daily high and low of common stock during the 25 day trading period immediately preceding the date of exercise. On February 14, 2005, Lenfest exercised all of his outstanding warrants and received 1,003,048 shares of unregistered common stock and purchased an additional 373,831 shares of unregistered common stock for approximately $2 million. Shareholder approval of this transaction was received at ETC’s 2005 annual meeting.

On April 7, 2006, we entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Lenfest. The Lenfest Equity Agreement, which was scheduled to terminate on October 6, 2007, permitted us to unilaterally draw down up to $15 million in exchange for shares of our newly created Series B Cumulative Convertible Participating Preferred Stock (“Series B Preferred Stock”) at a dividend equal to six percent per annum. Three years after issue the Series B Preferred Stock was convertible, at Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which was set on the day of each draw down. The Conversion Price was equal to the closing price of our common stock on the trading day immediately preceding the day in which the draw down occurred, subject to a floor price of $4.95 per common share. Drawdowns were not permitted on any day when the Conversion Price was less than this floor price. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Series B Preferred Stock will be mandatorily converted into ETC common stock at each set Conversion Price. The Lenfest Equity Agreement also allows us to redeem any outstanding Series B Preferred Stock any time within its six-year term of the Lenfest Equity Agreement. Any issued and outstanding Series B Preferred Stock will vote with the ETC common stock on an as converted basis. The Lenfest Equity Agreement was terminated on July 31, 2007 upon execution of the credit agreement with PNC Bank (see following).

In connection with the execution of the Lenfest Equity Agreement, in April 2006 we drew down $3 million by issuing 3,000 shares of Series B Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, we drew down an additional $3 million by issuing 3,000 shares of Series B Preferred Stock at a conversion price equal to $6.68 per common share. In each instance, the proceeds were used for general corporate purposes. The Series B Preferred Stock votes with ETC’s common stock on an as-converted basis and is fully convertible into 1,055,163 shares of ETC common stock.

Effective May 9, 2007, the Company entered into a letter agreement with Lenfest pursuant to Lenfest agreed to provide financial support to the Company in the form of a guarantee and/or provide access to funding until June 30, 2008.

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

The Series C Preferred Stock is convertible by Lenfest at any time into shares of ETC’s common stock at a conversion price of $3.03 per share based on the closing price for ETC’s common stock on August 22, 2007, the trading day immediately prior to the issuance. The Series C Preferred Stock votes with ETC’s common stock on an as-converted basis and is fully convertible into 1,089,108 shares of ETC common stock. The Series C Preferred Stock automatically converts into ETC common shares on the fifth anniversary of its issuance. It carries a dividend equal to ten percent (10%) per annum.

ETC granted Lenfest certain demand and “piggy back” registration rights pursuant to a Registration Rights Agreement with respect to the shares of common stock issuable upon conversion of the Series C Preferred Stock.

In connection with Lenfest’s investment in the Series C Preferred Stock, ETC agreed to amend the terms of the Series B Preferred Stock to (i) increase the dividend rate to 10% per annum, (ii) provide for immediate conversion into common stock at the option of Lenfest, and (iii) to remove ETC’s right to redeem the Series B Preferred Stock.

The Series B and C Preferred Stock (the “instruments”) are recorded in the accompanying financial statements as mezzanine financing.. This classification is due to the preferential redemption feature of the instruments, which provides that a change in ownership would result in a forced liquidation. A forced liquidation is considered outside the control of the Company. Therefore, the preferential treatment upon an act outside the control of the Company precluded equity treatment under the Securities and Exchange Commission Accounting Series Release (“ASR”) 268 and Topic D98.

On February 20, 2008, ETC received a proposal from an affiliate of Lenfest to purchase all of the publicly traded shares of the common stock of the Company not owned by Lenfest. On September 11, 2008, ETC was informed by Lenfest that he was withdrawing this proposal.

On March 11, 2008, ETC entered into Amendment No. 1 to Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and First Amendment to Senior Subordinated Convertible Note (the “Note Amendment”) with Lenfest with respect to that certain Convertible Note and Warrant Purchase Agreement, dated as of February 18, 2003, by and between ETC and Lenfest (the “Convertible Note and Warrant Purchase Agreement”). Under the terms of the Purchase Agreement Amendment, ETC and Lenfest agreed to amend the financial covenants set forth in the Convertible Note and Warrant Purchase Agreement so that they are similar to the financial covenants contained in ETC’s credit agreement with PNC Bank, dated as of July 31, 2007. Under the terms of the Note Amendment, the maturity date of the convertible promissory note in the principal amount of $10,000,000 issued by ETC to Lenfest pursuant to the Convertible Note and Warrant Purchase Agreement was extended from February 18, 2009 to March 1, 2010. The effective date of the Purchase Agreement Amendment and the Note Amendment is February 19, 2008.

On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC shall not request more than $10 million in the aggregate. All agreements will be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of the NYSE AMEX LLC (formerly the American Stock Exchange), if required.

Transactions Completed following the end of Fiscal 2009

Effective April 24, 2009, we entered into a transaction (the “Lenfest Financing Transaction”) with H.F. Lenfest (“Lenfest”) that provides for the following upon the satisfaction of certain conditions, including the receipt of the approval of the Company’s shareholders to certain components of the transaction (as more fully described below, the “Shareholder Approvals”): (i) a $7,500,000 credit facility to be provided by Lenfest to ETC; (ii) exchange of the Subordinated Note (as defined below) held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company, the terms of which are described below; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank in connection with an increase of the existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.

Lenfest Credit Facility

As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500,000 with Lenfest (the “Lenfest Credit Facility”). The Lenfest Credit Facility is to be used to finance certain government projects that ETC is seeking to be awarded (the “Projects”). The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”). In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500,000 (the “Lenfest Credit Facility Note”). Each Lenfest Credit Facility Note issued prior to ETC obtaining the Shareholder Approvals accrues interest at the rate of 15% per annum, payable in cash or, at the option of Lenfest, in shares of a new class of preferred stock, Series D Preferred Stock, of the Company, the terms of which are described below. The interest rate on the Lenfest Credit Facility Notes will decrease to 10% per annum retroactive to the date of the issuance of each note if the Company obtains the Shareholder Approvals. All Lenfest Credit Facility Notes issued after ETC obtains the Shareholder Approvals shall accrue interest at the rate of 10% per annum, payable in cash or, at the option of Lenfest, shares of Series D Preferred Stock.

In connection with the execution of the Lenfest Credit Agreement on April 24, 2009, the Company is initially entitled to drawdown $1,000,000 under the Lenfest Credit Agreement prior to obtaining the Shareholder Approvals and satisfying certain other conditions (the “Initial $1 Million Loan”). The Initial $1 Million Loan will have a maturity date of five (5) business days following the Shareholder Approval Date (as defined below) (the “Initial $1 Million Loan Early Maturity Date”), unless the Company receives the Shareholder Approvals, in which event the maturity date will be extended until three years from its date of issuance. Each additional Lenfest Credit Facility Note, none of which will be issued unless the Company receives the Shareholder Approvals, shall mature on the earlier of (i) three years from its date of issuance or (ii) December 31, 2012.

As set forth in the Form 8-K of the Company filed on February 26, 2009, Lenfest made a loan to ETC in the principal amount of $2,000,000 on February 20, 2009 (the “$2 Million Loan”), which amount is considered advanced under the Lenfest Credit Facility. The $2 Million Loan is to be used by ETC solely to support ETC’s proposal on one of the Projects. The terms of the $2 Million Loan are set forth in a Secured Promissory Note, dated February 20, 2009, by ETC in favor of Lenfest (the “$2 Million Note”). The $2 Million Note will mature on the earlier of (i) three days following the date ETC is informed by the United States government or otherwise learns that it has been denied or will not be awarded the Project, (ii) August 20, 2009 if ETC has not obtained the Shareholder Approvals on or before the Shareholder Approval Date (the “$2 Million Loan Early Maturity Date”) or (iii) three years following the date of issuance of the $2 Million Note. The proceeds from this $2 million loan are included in restricted cash in ETC’s balance sheets.

Additional advances on the Lenfest Credit Facility after the Initial $1 Million Loan and the $2 Million Loan are subject to the satisfaction of certain conditions, in addition to the condition that the Shareholder Approvals have been obtained, including the award of one or more of the Projects to ETC and that at least one such Project remains in effect, the satisfaction of the other Financing Transaction Conditions described below and the determination by Lenfest, in his sole discretion, that ETC’s prospects in the long-term for reaching consistent cash flow and positive operations are continuing to improve. ETC can make requests under the Lenfest Credit Facility up to December 31, 2010.

The Company paid to Lenfest an origination fee of 1% of the committed (but not advanced as of yet) amount of the Lenfest Credit Facility. The origination fee was paid in 55 shares of new Series D Preferred Stock of the Company, which has a stated value of $1,000 per share.

In connection with each Lenfest Credit Facility Note issued by ETC, ETC will issue to Lenfest a warrant to purchase a number of shares of ETC common stock equal to (i) 10% of the principal amount of the Lenfest Credit Facility Note divided by (ii) closing price of ETC common stock for the day immediately preceding the date of issuance of this warrant. The exercise price for the warrants will be equal to such closing price. The warrants will be exercisable for seven years following issuance.

With respect to the warrant to be issued in connection with the $1 Million Loan, if it is drawn down but not repaid in full on or before the Initial $1 Million Loan Early Maturity Date or ETC does not obtain the Shareholder Approvals by July 2, 2009 (which date will be extended up to August 13, 2009 if the Securities and Exchange Commission provides comments to the Proxy Statement to be filed in connection with the transactions described herein) (the “Shareholder Approval Date”), then Lenfest will be entitled to purchase under such warrant a number of shares of ETC Common Stock equal to $500,000 divided by the closing price of ETC’s common stock for the day immediately preceding the date of issuance of the warrant, at an exercise price equal to 50% of the initial exercise price.

In addition, in connection with the $2 Million Loan, ETC issued to Lenfest a warrant (the “$2 Million Loan Warrant”) to purchase 143,885 shares of ETC common stock, at an exercise price per share equal to $1.39, which is equal to the average price of ETC common stock for the 120 trading days immediately preceding the date of this warrant. If the $2 Million Loan is not repaid in full on or before the $2 Million Loan Early Maturity Date or ETC does not obtain the Shareholder Approvals by the Shareholder Approval Date, then Lenfest will be entitled to purchase an additional 575,539 shares of ETC stock for a total of 719,424 shares of ETC common stock under such warrant and the exercise price per share of such warrant will be decreased by 50% to $0.69 for all shares. The $2 Million Loan Warrant was amended and restated on April 24, 2009 to confirm its definition of the Shareholder Approval Date with the definition set forth in the Lenfest Credit Agreement.

The Lenfest Credit Agreement contains customary affirmative and negative covenants for transactions of this type, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. The Lenfest Credit Agreement also contains financial covenants that are identical to the financial covenants set forth in the proposed Amended and Restated PNC Credit Agreement (as defined below).

The Lenfest Credit Facility Notes provide for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of judgments and the liquidation of ETC.

The obligations of the Company to Lenfest under the Lenfest Credit Facility are secured by (i) the grant of a security interest in all personal property of the Company and certain subsidiaries of the Company and (ii) the Company’s grant of a mortgage on all of the Company’s real property in favor of Lenfest.

  Exchange of Existing Instruments for Series E Preferred Stock

As part of the Lenfest Financing Transaction, the Subordinated Note in the original principal amount of $10,000,000 issued by ETC to Lenfest on February 18, 2003, together with all accrued interest and warrants issuable pursuant to the terms of the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock of the Company held by Lenfest, together with all accrued dividends thereon, will be exchanged (the “Series E Exchange”) for shares of a newly-created class of Series E Convertible Preferred Stock of the Company (the “Series E Preferred Stock”). The Series E Exchange is conditioned upon ETC’s receipt of the Shareholder Approvals. Accordingly, the Company will not be able to complete the Series E Exchange unless the Company obtains the Shareholder Approvals.

The Series E Preferred Stock will provide for a dividend equal to 10% per annum. The dividend will be payable on the liquidation of ETC, on the conversion of the Series E Preferred Stock or following declaration by the Board of Directors of ETC. Upon liquidation, dissolution or winding up of ETC, the Series E Preferred Stock will have the right to receive the original investment amount plus accrued dividends. To the extent of any remaining funds or assets, the Series E Preferred Stock will participate on an as-converted basis in additional distributions. The Series E Preferred Stock will rank pari passu with the Series D Preferred Stock. Assuming that ETC’s shareholders approve the Lenfest Financing Transaction, the Series E Preferred Stock will vote with the ETC common stock on an as converted basis on all matters that require the vote of ETC’s shareholders.

The Series E Preferred Stock will be convertible, at Lenfest’s request, into shares of ETC common stock at a conversion price equal to $2.00 per common share.

The Series E Preferred Stock contains anti-dilution protection for issuances of ETC’s common stock or securities convertible into ETC’s common stock at prices below the conversion price of the Series E Preferred Stock.

ETC has granted Lenfest demand and “piggy back” registration rights pursuant to a Registration Rights Agreement with respect to the shares of common stock issuable upon conversion of the Series E Preferred Stock.

The Series E Preferred Stock will be classified in the Company’s balance sheet as permanent equity.

  Increased PNC Bank Credit Facility and Issuance of New Guarantee

On April 24, 2009, PNC Bank agreed to increase the amount of financing available under the 2007 PNC Credit Facility from $15,000,000 to $20,000,000 subject to the condition that Lenfest continues to personally guaranty all of ETC’s obligations to PNC Bank (the “Lenfest Guaranty”) and that Lenfest pledges $10,000,000 in marketable securities as collateral security for his guaranty (the “Lenfest Pledge”). Lenfest’s obligation to provide the Lenfest Guaranty and the Lenfest Pledge is conditioned upon the Company’s receipt of the Shareholder Approvals.

The terms of PNC Bank’s agreement to increase the amount of financing under the 2007 PNC Credit Facility are set forth in a letter agreement, dated April 24, 2009, between ETC and PNC Bank (the “PNC Letter Agreement”). If the Shareholder Approvals are obtained, ETC and PNC Bank have agreed to enter into the Amended and Restated Credit Agreement (the “Amended and Restated PNC Credit Agreement”) and the Second Amended and Restated Reimbursement Agreement for Letters of Credit (the “Amended and Restated Reimbursement Agreement”) in the forms attached to the PNC Letter Agreement. The promissory note executed by ETC in favor of PNC Bank in connection with the 2007 PNC Credit Facility would also be cancelled and replaced with the Amended and Restated Promissory Note in the principal amount of $20,000,000 in the form attached to the PNC Letter Agreement (the “Amended and Restated PNC Note”). Lenfest would execute and deliver to PNC Bank the following agreements, the forms of with are attached to the PNC Letter Agreement: (i) an Amended and Restated Guaranty Agreement, which would replace the Restated Guaranty executed by Lenfest in connection with the 2007 PNC Credit Facility (the “Amended and Restated Guaranty”), (ii) a Pledge Agreement, pursuant to which Lenfest shall make the Lenfest Pledge, and (iii) a Notification and Control Agreement. Such agreements, together with the Amended and Restated PNC Credit Agreement, the Amended and Restated Reimbursement Agreement and the Amended and Restated PNC Note are collectively referred to herein as the “2009 PNC Financing Documents”.

In the event that the Shareholder Approvals are not obtained or ETC and Lenfest fail to enter into the 2009 PNC Financing Documents on or before August 6, 2009, PNC Bank will no longer be obligated to enter into such agreements and increase the amount of financing available to ETC to $20,000,000.

Borrowings under the Amended and Restated PNC Credit Agreement will be available for working capital or other general business purposes and for issuances of letters of credit. Amounts borrowed under the Amended and Restated PNC Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made under the Amended and Restated PNC Credit Agreement will bear interest at the London Interbank Offered Rate (as described in the Amended and Restated PNC Note) plus 2.50%. Additionally, ETC will be obligated to pay a fee of 0.125% per annum for unused available funds.

The Amended and Restated PNC Credit Agreement contains affirmative and negative covenants that are customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. Under the Amended and Restated PNC Credit Agreement, the Company must maintain a minimum Consolidated Tangible Net Worth (which, as defined, is total assets excluding intangibles less liabilities excluding the Subordinated Note) of $3,500,000 for each fiscal quarter. Under the Amended and Restated PNC Credit Agreement, the Company must also maintain a minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of (a) $300,000 for the fiscal quarter ended May 31, 2009, (b) $1,200,000 for the fiscal quarter ended August 31, 2009, (c) $1,000,000 for the fiscal quarter ended November 30, 2009, (d) $900,000 for the fiscal quarter ended February 28, 2010 and (e) $1,300,000 for the fiscal quarter ending March 1, 2010 and thereafter.

The Amended and Restated Reimbursement Agreement governs letters of credit issued pursuant to the Amended and Restated PNC Credit Agreement.

All of ETC’s indebtedness to Lenfest shall be subordinated to the indebtedness under the 2009 PNC Financing Documents pursuant to the terms of the Second Amended and Restated Subordination and Intercreditor Agreement, dated April 24, 2009, by and among the Company, Lenfest and PNC Bank.

If the 2009 PNC Financing Documents are entered into, ETC will pay Lenfest an origination fee equal to 1% of the Lenfest Pledge and annual interest equal to 2% of the Lenfest Pledge, each payable in shares of Series D Preferred Stock. In consideration of Lenfest entering into the Amended and Restated Guaranty, ETC will issue to Lenfest warrants to purchase shares of ETC common stock equal to 10% of the amount of the $5,000,000 increase in funding available under the Amended and Restated PNC Credit Agreement. The warrants will be exercisable for seven years following issuance at an exercise price per share equal to the closing price of ETC’s common stock on the day prior to issuance.

If ETC does not obtain the Shareholder Approvals by August 6, 2009, Lenfest will not extend the Amended and Restated Guaranty and the Lenfest Pledge, and PNC Bank will not close on the Amended and Restated PNC Credit Agreement, in which event ETC will not receive the additional $5,000,000 of borrowing availability for its working capital needs.

  Series D Preferred Stock

ETC has created a new class of Series D Preferred Stock. The Series D Preferred Stock will be issued for payment of the origination fee and interest on the Lenfest Credit Facility Notes as described above. The Series D Preferred Stock will provide for a dividend equal to 10% per annum. The dividend will be paid on the liquidation of ETC, on the conversion of the Series D Preferred Stock or following declaration by the Board of Directors of ETC. Upon liquidation, dissolution or winding up of ETC, the Series D Preferred Stock will have the right to receive the original investment amount plus accrued dividends. To the extent of any remaining funds or assets, the Series D Preferred Stock will participate on an as-converted basis in additional distributions. The Series D Preferred Stock will rank pari passu with the Series E Preferred Stock. The Series D Preferred Stock will vote with the ETC common stock on an as converted basis on all matters that require the vote of ETC’s shareholders.

The Series D Preferred Stock will be convertible, at Lenfest’s request, into ETC common shares at a conversion price equal to the fair market value of ETC’s common stock on the date of issuance.

The Series D Preferred Stock contains anti-dilution protection for issuances of ETC’s common stock or securities convertible into ETC’s common stock at prices below the conversion price of the Series D Preferred Stock.

ETC has granted Lenfest demand and “piggy back” registration rights pursuant to a Registration Rights Agreement with respect to the shares of common stock issuable upon conversion of the Series D Preferred Stock.

The Series D Preferred Stock will be classified in the Company’s balance sheet as permanent equity.

  Accounting Treatment for Refinancing Transaction

Upon its review of EITF-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company will account for the Refinancing Transaction as an extinguishment of debt due to the fact that the instruments being exchanged have substantially different terms. The Subordinated Note, accrued interest and accrued dividends have conversion features to the Company’s common stock ranging from $3.03 to $6.05 per share as compared to the Series E Preferred Stock which has a conversion feature of $2.00 per share. The Series B and Series C Preferred Stock have conversion features ranging from $3.03 to $6.68 per share compared to the Series E Preferred Stock which has a conversion feature of $2.00 per share.

Upon its review of EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” and EITF Topic No. D-109, “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133”, the Company has determined that both the Series D and Series E Preferred Stock will be accounted for as permanent equity. Due to the attributes of these instruments, (designation, conversion to common stock, dividends, no mandatory conversion and voting rights), the Company has determined that these instruments are more comparable to equity than debt. Additionally, due to the fact that the conversion feature is clearly and closely related to the preferred stock, it qualifies for the scope exception of paragraph 6 of FAS 133 — Accounting for Derivatives and Hedging Activities.

  Financing Transaction Conditions

Additional advances under the Lenfest Line of Credit, the Series E Exchange and Lenfest’s execution of the Lenfest Guaranty are subject to certain conditions (the “Financing Transaction Conditions”). These conditions include (i) shareholder approval of an increase in the number of authorized shares of the Company from 20,000,000 to 50,000,000, (ii) shareholder approval of the Series E Exchange, and (iii) shareholder approval of the restoration of Lenfest’s voting rights with respect to all preferred and common shares owned by Lenfest currently or issuable to Lenfest as part of the Lenfest Financing Transaction (collectively, the “Shareholder Approvals”). These conditions also include the amendment of existing employment agreements between ETC and certain ETC employees to amend certain change in control provisions. Pursuant to a Shareholders Voting Agreement, dated April 24, 2009, William F. Mitchell, Sr. has agreed to vote all of his shares of ETC common stock in favor of the Shareholder Approvals.

Other Related Party Transactions

ETC purchases industrial products from Industrial Instruments Corp. which is owned by Christine and Charles Walter, the daughter and son-in-law of William F. Mitchell, ETC’s President and Chief Executive Officer. During fiscal 2009, 2008 and 2007, the Company purchased $325,000, $315,000 and $265,000, respectively, from Industrial Instruments. ETC also rents office space to Industrial Instruments at ETC’s corporate headquarters. During fiscal 2009, 2008 and 2007, Industrial Instruments paid to ETC rent in the amounts of $8,450, $8,450 and $7,750, respectively.

ETC purchases travel accommodations from Jet Set, a company that employs Kathleen Mahon, the daughter of Mr. Mitchell. During fiscal 2009, 2008 and 2007, ETC purchased travel through Jet Set totaling $237,000, $254,000 and $217,000, respectively, and Ms. Mahon received approximately $12,000 from her employer in each fiscal period in commissions on account of such purchases. Ms. Mahon is also engaged by ETC as a consultant to review expense reports submitted by Company employees. During fiscal 2009, 2008 and 2007, Ms. Mahon received $16,000, $11,000 and $10,000, respectively in consideration of such services.

ETC also employs William F. Mitchell, Jr., the son of Mr. Mitchell, as its Vice President, Contracts/Purchasing, and David Mitchell, the son of Mr. Mitchell, as its Business Unit Manager for Sterilizers. In fiscal 2009, William F. Mitchell, Jr., received $115,000 and David Mitchell received $112,000 in compensation from ETC.

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

Director Independence.

NYSE AMEX LLC rules require that a majority of our board of directors be composed of “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Kelley and Ryan, and Dr. Anderson are our independent directors. Independent directors constitute a majority of our Board of Directors.

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

On November 28, 2007, Grant Thornton LLP, who had been the Company’s independent registered public accounting firm since 1995, resigned. They were replaced on January 30, 2008 with Friedman, LLP, who were the Company’s independent registered public accounting firm for the fiscal years ended February 29, 2008 and February 27, 2009.

The following table presents fees for professional audit services rendered by Grant Thornton LLP for professional services rendered before their resignation. No fees for Friedman, LLP, after they were engaged, were paid in fiscal 2008. The fees include charges for quarterly financial statement reviews and the annual audit, employee benefit plans, and tax services for the fiscal years ended February 27, 2009 and February 29, 2008.

	FY 2009	FY 2008

Audit Fees	$240,780	$146,675
Audit related fees(1)	19,048	57,222

Audit and audit related fees	259,828	203,897
Tax fees(2)	24,212	24,882

Total fees	$284,040	$228,779

(1)	Audit related fees consist of fees related to review of the Lenfest transaction (fiscal 2009) and review of the U.S. Government claim issue (fiscal 2008) and employee benefit plan audits.

(2)	Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits:

Number		Item

3	.1(i)(1)	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.
3	.1(i)(2)	Statement with respect to shares of Series B Cumulative Convertible Participating Preferred Stock, filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.
3	.1(i)(3)	Statement with respect to shares of Series C Cumulative Convertible Participating Preferred Stock was filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated August 28, 2007, and incorporated herein by reference.
3	.1(i)(4)	Statement with respect to shares of Series D Convertible Preferred Stock (Filed herewith).
3	.1(ii)	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.
4.1		$10,000,000 Senior Subordinated Convertible Note, dated February 18, 2003, issued by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 4.1 to Form 8-K and is incorporated herein by reference.
4.2		Unsecured $1 million Promissory Note, dated June 28, 2007 executed by the Registrant in favor of H.F. Lenfest, was filed on June 28, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.
4.3		$15 million Committed Line of Credit Note,, dated as of July 31, 2007 issued by the Registrant in favor of and PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference
4.4		First Amendment to Senior Subordinated Convertible Note, effective as of February 19, 2008, by the Registrant in favor of H.F. Lenfest was filed on was filed on March 11, 2008 as Exhibit 10.2 to Form 8-K and is incorporated by reference.
4.5		Secured Promissory Note by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated by reference.
4.6		Common Stock Warrant issued by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.3 to Form 8-K and is incorporated by reference.
4.7		Amended and Restated Warrant, dated as of April 24, 2009, between Registrant and Lenfest, was filed on April 27, 2009 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

Number	Item

10.1	Registrant’s 1998 Stock Option Plan was filed on October 8, 1998 on Form S-8 and is incorporated herein by reference.*
10.2	Registrant’s Employee Stock Purchase Plan was filed on July 6, 1988 as Exhibit A to the Prospectus included in Registrant’s Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference.*
10.3	Registrant’s Stock Award Plan adopted April 7, 1993, was filed as Exhibit 10(ix) to the Registrant’s Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference.*
10.4	Convertible Note and Warrant Purchase Agreement dated February 18, 2003, by and between the Registrant and Lenfest was filed on February 25, 2003 as Exhibit 10.8 to Form 8-K and is incorporated herein by reference.
10.5	Registration Rights Agreement dated as of February 18, 2003, by and between the Registrant and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.9 to Form 8-K and is incorporated herein by reference.
10.6	Security Agreement, made and entered into as of February 18, 2003, by and among the Registrant, Entertainment Technology Corporation, ETC Delaware, Inc. and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.10 to Form 8-K and is incorporated herein by reference.
10.7	Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.11 to Form 8-K and is incorporated herein by reference.
10.8	Subscription Agreement, dated as of February 14, 2005, between the Registrant and H.F. Lenfest, was filed on February 16, 2005 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.
10.9	2005 Non-employee Director Stock Option Plan, incorporated by reference to Annex A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 16, 2005 and incorporated herein by reference.*
10.10	Preferred Stock Purchase Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.
10.11	Registration Rights Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.2 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.
10.12	Restated Limited Guaranty Agreement, dated as of November 16, 2006, between the Registrant and H.F. Lenfest, was filed on November 20, 2006 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.
10.13	Employment Agreement, dated as of November 1, 2005, between Registrant and Duane D. Deaner, Chief Financial Officer was filed on May 24, 2007 as Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended February 23, 2007 and is incorporated herein by reference.*
10.14	Employment Agreement, dated as of July 24, 2006, between Registrant and William F. Mitchell , was filed on July 24, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.*
10.15	Credit Agreement, dated as of July 31, 2007 between the Registrant and PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.
10.16	Agreement between Registrant and H.F. Lenfest, dated as of May 9, 2007 was filed on May 24, 2007 as Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended February 23, 2007 and is incorporated herein by reference.
10.17	Amended and Restated Reimbursement Agreement for Letters of Credit, dated as of July 31, 2007 issued by the Registrant in favor of and PNC Bank, National Association was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference.
10.18	Restated Guaranty Agreement, dated as of July 31, 2007 by H.F. Lenfest in favor of PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference
10.19	Series C Preferred Stock Purchase Agreement dated as of August 23, 2007, between the Registrant and H.F. Lenfest as Exhibit 10.1 to Form 8-K and is incorporated by reference.

Number	Item

10.20	Registration Rights Agreement dated as of August 23, 2007, between the Registrant and H.F. Lenfest as Exhibit 10.2 to Form 8-K and is incorporated by reference.
10.21	Letter Agreement, dated as of August 23, 2007, between the Registrant and H.F. Lenfest was filed on August 28, 2007 as Exhibit 10.3 to Form 8-K and is incorporated by reference.
10.22	Administrative Agreement dated as of December 12, 2007 between the Registrant and the Department of the Navy was filed on December 18, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.
10.23	Credit Agreement and Waiver and Amendment between the Registrant and PNC Bank, National Association, dated January 31, 2008 was filed on February 5, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.
10.24	Settlement Agreement between the Registrant and the Department of the Navy dated as of February 22, 2008 was filed on February 26, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.
10.25	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, effective as of February 19, 2008, by and between the Registrant and H.F. Lenfest was filed on March 11, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.
10.26	Letter Agreement between Registrant and H.F. Lenfest, dated as of May 20, 2008 was filed on May 29, 2008 as Exhibit 10.32 to Form 10-K and is incorporated by reference.
10.27	First Amendment to Loan Documents between Registrant and PNC Bank, National Association, was filed on October 7, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.
10.28	Security Agreement by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated by reference.
10.29	Secured Credit Facility and Warrant Purchase Agreement, dated April 24, 2009, between Registrant and H.F. Lenfest, was filed on April 27, 2009 as Exhibit 10.1 to Form 8-K and is incorporated by reference.
10.30	Letter Agreement, dated April 24, 2009, between Registrant and PNC Bank, with the Amended and Restated PNC Credit Agreement, the Amended and Restated PNC Note, the Amended and Restated Guaranty Agreement, the Pledge Agreement and the Notification and Control Agreement (each as defined in such letter agreement) attached thereto as exhibits, was filed on April 27, 2009 as Exhibit 10.3 to Form 8-K and is incorporated by reference.
10.31	Second Amended and Restated Subordination Agreement, dated April 24, 2009, among PNC Bank, Lenfest and Registrant, was filed on April 27, 2009 as Exhibit 10.4 to Form 8-K and is incorporated by reference.
10.32	Amended and Restated Open-End Mortgage and Security Agreement, dated as of April 24, 2009, by Registrant in favor of Lenfest (filed herewith).
13	Portions of Registrant’s 2009 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.
14	Code of Ethics was filed on May 24, 2007 as Exhibit 14 to Form 10-K and is incorporated by reference.
16.1	Letter from Grant Thornton LLP dated as of November 28, 2007 was filed on December 4, 2007 as Exhibit 16.1 to Form to 8-K and is incorporated by reference.
21	Subsidiaries of the Registrant (Filed herewith).
23	Consent of Friedman LLP dated May 29, 2008. (Filed herewith)
31.1	Certification dated May 12, 2009 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer. (Filed herewith)
31.2	Certification dated May 12, 2009 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer. (Filed herewith)
32	Certification dated May 12, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer. (Filed herewith)
99.1	Proposal Letter from H.F. Lenfest was filed on February 22, 2008 as Exhibit 99.2 on Form 8-K and is incorporated herein by reference.

*	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION

By	/s/ William F. Mitchell
William F. Mitchell,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Position	Date

/s/ William F. Mitchell William F. Mitchell	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	May 12, 2009

/s/ Duane D. Deaner Duane D. Deaner	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2009

/s/ Howard W. Kelley Howard W. Kelley	Director	May 12, 2009

/s/ H.F. Lenfest H.F. Lenfest	Director	May 12, 2009

/s/ George K. Anderson George K. Anderson, M.D.	Director	May 12, 2009

/s/ Stephen F. Ryan Stephen F. Ryan	Director	May 12, 2009

EXHIBIT INDEX

Exhibit
No.	Item

3.1(i)(4)	Statement with respect to shares of Series D Convertible Preferred Stock.
10.32	Amended and Restated Open-End Mortgage and Security Agreement, dated as of April 24, 2009, by Registrant in favor of Lenfest.
13	Portions of Registrant’s 2009 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.
21	Subsidiaries of the Registrant.
23	Consent of Friedman LLP.
31.1	Certification dated May 12, 2009 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer.
31.2	Certification dated May 12, 2009 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer.
32	Certification dated May 12, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.