Form 10-Q
period 2009-05-29
ENVIRONMENTAL TECTONICS CORP
filed 2009-07-13
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2009
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
     Yes ☐ No ☑
     As of June 30, 2009, there were 9,069,351 shares of the registrant’s common stock issued and outstanding.

     When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share information)

	Thirteen Weeks Ended
	May 29, 2009	May 30, 2008

Net sales	$9,581	$9,975
Cost of goods sold	5,154	7,480

Gross profit	4,427	2,495

Operating expenses:
Selling and administrative	2,856	3,313
Research and development	228	295

	3,084	3,608

Operating income (loss)	1,343	(1,113)

Other expenses:
Interest expense	516	436
Other, net	55	(61)

	571	375

Income (loss) before income taxes	772	(1,488)
Provision for income taxes	—	—

Income (loss) before minority interest	772	(1,488)
Income attributable to minority interest	2	3

Net income (loss)	770	(1,491)

Preferred stock dividend	(235)	(232)

Income (loss) applicable to common shareholders	$535	$(1,723)

Per share information:
Basic and diluted income (loss) per share applicable to common shareholders	$0.06	$(0.19)

Basic and diluted weighted average number of common shares	9,054,000	9,035,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	May 29,	February 27,
	2009	2009
ASSETS
Cash and cash equivalents	$287	$520
Restricted cash	4,461	4,454
Accounts receivable, net of allowance for bad debt of $430 and $364	5,825	5,100
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	2,779	2,460
Inventories, net	4,617	4,435
Prepaid expenses and other current assets	480	479

Total current assets	18,449	17,448

Property, plant and equipment, at cost, net	16,058	15,786
Construction in progress	—	275
Software development costs, net of accumulated amortization of $13,380 and $13,105	842	1,013
Other assets	189	406

Total assets	$35,538	$34,928

LIABILITIES
Current portion of long-term debt	$9	$9
Accounts payable — trade	2,425	2,105
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	2,818	4,155
Customer deposits	1,431	2,397
Accrued interest and dividends	4,761	4,197
Other accrued liabilities	2,447	2,251

Total current liabilities	13,891	15,114

Long-term obligations, less current portion:
Credit facility payable to bank	11,910	10,510
Promissory note payable	1,900	1,891
Subordinated convertible debt	9,748	9,664
Other long-term debt	5	7

	23,563	22,072

Unearned interest	32	152

Total liabilities	37,486	37,338

Commitments and contingencies	—	—

Minority interest	44	42

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding	6,000	6,000

Cumulative convertible participating preferred stock, Series C, $.05 par value, 3,300 shares authorized, issued and outstanding	3,300	3,300

STOCKHOLDERS’ DEFICIENCY
Cumulative convertible participating preferred stock, Series D, $1,000 par value, 11,000 shares authorized; 55 shares outstanding	55	—
Cumulative convertible participating preferred stock, Series E	—	—
Common stock, $.05 par value, 20,000,000 shares authorized; 9,069,351 and 9,049,351 shares issued and outstanding	453	452
Additional paid-in capital	15,164	15,399
Accumulated other comprehensive loss	(688)	(557)
Accumulated deficit	(26,276)	(27,046)

Total stockholders’ deficiency	(11,292)	(11,752)

Total liabilities and stockholders’ deficiency	$35,538	$34,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 29, 2009	May 30, 2008

Cash flows from operating activities:
Net income (loss)	$770	$(1,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	567	556
Accretion of debt discount	95	74
Increase in allowances for accounts receivable and inventories, net	316	245
Income attributable to minority interest	2	3
Stock compensation expense	—	29
Changes in operating assets and liabilities:
Accounts receivable	(791)	(2,951)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(319)	1,521
Inventories	(432)	1,119
Prepaid expenses and other assets	214	(478)
Accounts payable	320	260
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(1,337)	(1,026)
Customer deposits	(966)	397
Accrued interest and dividends	329	255
Accrued claim settlement costs	—	(2,275)
Other accrued liabilities	76	354

Net cash used in operating activities	(1,156)	(3,408)

Cash flows from investing activities:
Acquisition of equipment	(289)	(435)
Capitalized software development costs	(104)	(23)
Payments for construction in progress	—	(63)

Net cash used in investing activities	(393)	(521)

Cash flows from financing activities:
Borrowings under line of credit	1,400	800
Issuance of preferred stock — Series D	55	—
Issuance of common stock	1	—
Payments of other debt obligations	(2)	(2)
(Increase) decrease in restricted cash	(7)	2,069

Net cash provided by financing activities	1,447	2,867

Effect of exchange rate changes on cash	(131)	156

Net decrease in cash	(233)	(906)
Cash at beginning of period	520	1,871

Cash at end of period	$287	$965

Supplemental schedule of cash flow information:
Interest paid	$103	$137
Income taxes paid	—	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on preferred stock	$235	$232
The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements
1. Subsequent Event
     On April 24, 2009, Environmental Tectonics Corporation (“ETC” or the “Company”) entered into a transaction (the “Lenfest Financing Transaction”) with H.F. Lenfest (“Lenfest”) that provided for the following upon the satisfaction of certain conditions, including the receipt of the approval of the Company’s shareholders to certain components of the transaction (the “Shareholder Approvals”): (i) a $7,500,000 credit facility provided by Lenfest to ETC; (ii) exchange of the Subordinated Note (as defined below) held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock (as defined below) and Series C Preferred Stock (as defined below) held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.
     On July 2, 2009, the Company held its 2009 Annual Meeting of Shareholders, at which the Company obtained the Shareholder Approvals. Following the receipt of the Shareholder Approvals, the Series E Exchange and increase of the 2007 PNC Credit Facility have been completed as more fully described below.
Lenfest Credit Facility
     As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500,000 with Lenfest (the “Lenfest Credit Facility”). The Lenfest Credit Facility is to be used to finance certain government projects that ETC is seeking to be awarded (the “Projects”). The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”). In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500,000 (the “Lenfest Credit Facility Note”). As a result of obtaining the Shareholder Approvals, each Lenfest Credit Facility Note issued under the Lenfest Credit Facility will accrue interest at the rate of 10% per annum (rather than the original interest rate of 15% per annum), payable in cash or, at the option of Lenfest, in shares of Series D Preferred Stock of the Company.
     In connection with the execution of the Lenfest Credit Agreement on April 24, 2009, the Company was initially entitled to drawdown $1,000,000 under the Lenfest Credit Agreement prior to obtaining the Shareholder Approvals and satisfying certain other conditions (the “Initial $1 Million Loan”). In connection with obtaining the Shareholder Approvals, the Company entered into a letter agreement with Lenfest providing that the Company may draw down the Initial $1 Million Loan as part of the Lenfest Credit Facility without satisfying certain conditions (the “Lenfest Letter Agreement”). The foregoing description of Lenfest Letter Agreement is qualified in its entirety by reference to such agreement.
     On July 2, 2009, in connection with the closing of the Lenfest Financing Transaction, the Company filed with the Department of State of the Commonwealth of Pennsylvania an Amendment to the Articles of Incorporation increasing the number of authorized shares of common stock from 20,000,000 to 50,000,000.
Exchange of Existing Instruments for Series E Preferred Stock
     As part of the Lenfest Financing Transaction, the senior subordinated convertible promissory note (the “Subordinated Note”) in the original principal amount of $10,000,000 issued by ETC to Lenfest on February 18, 2003, together with all accrued interest and warrants issuable pursuant to the terms of the Subordinated Note, and all Series B Cumulative Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”) held by Lenfest, together with all accrued dividends thereon, would be exchanged (the “Series E Exchange”) for shares of a newly-created class of Series E Convertible Preferred Stock of the Company (the “Series E Preferred Stock”).
     On July 2, 2009, following the receipt of the Shareholder Approvals, the Company filed with the Department of State of the Commonwealth of Pennsylvania a Statement with Respect to Shares of Series E Convertible Preferred Stock creating a new class of preferred stock consisting of 25,000 shares with a stated value of $1,000 per share and designated Series E Convertible Preferred Stock. Immediately thereafter, the Series E Exchange occurred and the Company issued 23,741

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
shares of Series E Preferred Stock to Lenfest. The shares of Series E Preferred Stock have a conversion price per share equal to $2.00 and would convert into 11,870,500 shares of ETC common stock.
Increased PNC Bank Credit Facility and Issuance of New Guarantee
     On April 24, 2009, PNC Bank agreed to increase the amount of financing available under the 2007 PNC Credit Facility from $15,000,000 to $20,000,000 subject to the condition that Lenfest continues to personally guaranty all of ETC’s obligations to PNC Bank (the “Lenfest Guaranty”) and that Lenfest pledges $10,000,000 in marketable securities as collateral security for his guaranty (the “Lenfest Pledge”). Following the receipt of the Shareholder Approvals, the 2007 PNC Credit Facility was increased from $15,000,000 to $20,000,000 on July 2, 2009.
     On July 2, 2009, ETC and PNC Bank entered into the Amended and Restated Credit Agreement (the “Amended and Restated PNC Credit Agreement”) and the Second Amended and Restated Reimbursement Agreement for Letters of Credit (the “Amended and Restated Reimbursement Agreement”). The promissory note executed by ETC in favor of PNC Bank in connection with the 2007 PNC Credit Facility was cancelled and replaced with the Amended and Restated Promissory Note in the principal amount of $20,000,000 (the “Amended and Restated PNC Note”). Lenfest executed and delivered to PNC Bank the following agreements: (i) an Amended and Restated Guaranty Agreement, which replaced the Restated Guaranty executed by Lenfest in connection with the 2007 PNC Credit Facility (the “Amended and Restated Guaranty”), (ii) a Pledge Agreement, pursuant to which Lenfest made the Lenfest Pledge, and (iii) a Notification and Control Agreement. These agreements, together with the Amended and Restated PNC Credit Agreement, the Amended and Restated Reimbursement Agreement and the Amended and Restated PNC Note are collectively referred to herein as the “2009 PNC Financing Documents”.
     In connection with the execution of the 2009 PNC Financing Documents, ETC paid to Lenfest an origination fee of 100 shares of Series D Preferred Stock, which is equal to 1% of the market value of the $10,000,000 in marketable securites pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank. The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100,000 in the aggregate. The shares of Series D Preferred Stock have a conversion price per share equal to $1.11, which price equals the average closing price of ETC common stock during the 120 days prior to the issuance of such shares, and would convert into 90,090 shares of ETC common stock. In consideration of Lenfest entering into the Amended and Restated Guaranty, ETC issued to Lenfest warrants to purchase 450,450 shares of ETC common stock, which shares equal in value to 10% of the amount of the $5,000,000 increase under the 2007 PNC Bank Credit Facility. The warrants are exercisable for seven years following issuance at an exercise price per share equal to $1.11, which price equals the average closing price of ETC common stock during the 120 days prior to the issuance of the warrant.
Unaudited Pro Forma Balance Sheet
     The following unaudited pro forma balance sheet as of May 29, 2009 gives effect to the Series E Exchange as if it occurred on that date. The unaudited pro form balance sheet is presented for informational purposes only, is not necessarily indicative of the financial position that would actually have occurred had the Series E Exchange been consummated as of the date presented, nor is it necessarily indicative of the financial position of ETC. The unaudited pro forma balance sheet and the pro forma adjustments should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements.

Environmental Tectonics Corporation
Pro forma Balance Sheet as of May 29, 2009

	(amounts in thousands)
								Pro forma
	May 29, 2009	Pro forma adjustments (unaudited)						May 29, 2009
	(unaudited)	Increase (decrease)						(unaudited)
ASSETS
Cash and cash equivalents	$287	$		$		$		$287
Restricted cash	4,461							4,461
Accounts receivable, net	5,825							5,825
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	2,779							2,779
Inventories, net	4,617							4,617
Prepaid expenses and other current assets	480		—		—		—	480

Total current assets	18,449		—		—		—	18,449

Property, plant and equipment, at cost, net	16,058							16,058
Construction in progress	—							—
Software development costs, net	842							842
Other assets	189		—	(e)	200		—	389

Total assets	$35,538		$—		$200		$—	$35,738

LIABILITIES
Current portion of long-term debt	$9	$		$		$		$9
Accounts payable — trade	2,425							2,425
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	2,818							2,818
Customer deposits	1,431							1,431
Accrued interest and dividends	4,761	(b)	(4,441)					320
Other accrued liabilities	2,447		—		—		—	2,447

Total current liabilities	13,891		(4,441)		—		—	9,450

Long-term obligations, less current portion:
Credit facility payable to bank	11,910							11,910
Promissory note payable	1,900							1,900
Subordinated convertible debt	9,748	(a)	252	(c)	(10,000)			—

Other long-term debt	5		—		—		—	5

	23,563		252		(10,000)		—	13,815

Unearned interest	32		—		—		—	32

Total liabilities	37,486		(4,189)		(10,000)		—	23,297

Commitments and contingencies	—							—
Minority interest	44							44

Cumulative convertible participating preferred stock, Series B	6,000					(d)	(6,000)	—

Cumulative convertible participating preferred stock, Series C	3,300					(d)	(3,300)	—

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Cumulative convertible participating preferred stock, Series D	55			(e)	100			155
Cumulative convertible participating preferred stock, Series E	—	(b)	4,441	(c)	10,000	(d)	9,300	23,741
Common stock	453							453
Additional paid-in capital	15,164			(e)	100			15,264
Accumulated other comprehensive loss	(688)							(688)
Accumulated deficit	(26,276)	(a)	(252)		—		—	(26,528)

Total stockholders’ (deficiency) equity	(11,292)		4,189		10,200		9,300	12,397

Total liabilities and stockholders’ (deficiency) equity	$35,538		$—		$200		$—	$35,738

Pro forma adjustments:

(a)	To expense as extinguishment of debt the unamortized debt discount on the Subordinated convertible debt

(b)	Exchange of $2,361 of accrued interest due on Subordinated note payable plus $2,080 of accrued dividends due on Series B and Series C preferred stock for $4,441 of Series E Preferred Stock

(c)	Exchange of Subordinated note payable for $10,000 of Series E Preferred Stock

(d)	Exchange of $6,000 of Series B and $3,300 of Series C preferred stock for $9,300 of Series E preferred stock

(e)	Issuance of $100 of Series D preferred stock as loan origination fee for additional Lenfest $10,000 collateral on PNC line of credit plus 10% warrant coverage on the $5 million increase in the line of credit

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
     Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2009.
     Earnings Per Common Share
     Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and common stock warrants using the “treasury stock” method plus the effect of all convertible financial instruments including subordinated debt and preferred stock as if they had been converted at the beginning of each period presented.
     At May 29, 2009 and May 30, 2008, there was subordinated convertible debt with a face value of $10,000,000, which was convertible at an exercise price of $6.05 per share, equating to 1,652,893 shares of common stock if fully converted. Upon each conversion of the subordinated convertible debt, the holder would be entitled to receive a warrant to purchase additional shares of common stock equal to ten percent of the shares issued pursuant to such conversion. If the entire face value of the subordinated convertible debt is converted into common shares, then warrants to purchase an additional 165,289 shares of common stock will be issued, bringing the total shares of common stock to be issued to 1,818,182. Due to the interest expense associated with this instrument, these shares were excluded from the calculation of diluted earnings (loss) per share because the effect was antidultive.
     Additionally, at May 29, 2009 and May 30, 2008, there was $9,355,000 and $9,300,000, respectively of cumulative convertible participating preferred stock. These instruments were convertible at exercise prices of:
•	$3,000,000 at $4.95 per share, equating to 606,061 shares of common stock;

•	$3,000,000 at $6.68 per share, equating to 449,102 shares of common stock;

•	$3,300,000 at $3.03 per share, equating to 1,089109 shares of common stock;

•	$55,000 at $0.94 per share, equating to 55,811 shares of common stock (issued in April 2009)
     Due to the dividend associated with these preferred stock instruments, these shares were excluded from the calculation of diluted earnings (loss) per share because the effect was antidultive.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     In connection with the issuance of a $2,000,000 promissory note, the Company issued warrants to purchase 143,885 warrants to purchase the Company’s common stock at $1.39 per share on February 20, 2009. Due to the conversion price of these common stock warrants, these shares were excluded from the calculation of diluted earnings (loss) per share because the effect was antidultive.
     At May 29, 2009 and May 30, 2008, there were options to purchase the Company’s common stock totaling 157,652 and 332,816 shares at an average price of $5.90 and $6.70 per share, respectively. Due to the conversion price of these common stock warrants, these shares were excluded from the calculation of diluted earnings (loss) per share because the effect was antidultive.
     References to fiscal first quarter 2010 are references to the 13-week period ended May 29, 2009.
     Significant Accounting Policies
     There have been no material changes in the Company’s significant accounting policies during fiscal 2010 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2009.
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
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141(R), “Business Combinations”. FASB 141(R) was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to a transaction or other event that meets the definition of a business combination. It does not apply to the formation of a joint venture, the acquisition of an asset or a group of assets that do not constitute a business, a combination between entities or businesses under common control, or a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.
     In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. It also resolves issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates”. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     In November 2008, the EITF issued EITF 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment consideration involving equity method investments. This Issue applies to all investments accounted for under the equity method and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall only be applied prospectively. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.
     In November 2008, the EITF issued EITF 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for defensive intangible assets subsequent to initial measurement. This Issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.
3. Inventories
     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	May 29,	February 27,
	2009	2009
	(unaudited)
	(in thousands)

Raw materials	$98	$92
Work in process	3,740	3,564
Finished goods	779	779

Total	$4,617	$4,435

     Inventory is presented net of an allowance for obsolescence of $2,070,000 (Raw material $99,000, Work in process $1,270,000 and Finished goods $701,000) and $1,820,000 (Raw material $92,000, Work in process $1,027,000 and Finished goods $701,000) at May 29, 2009 and February 27, 2009, respectively.
4. Accounts Receivable:
     The components of accounts receivable are as follows:

	May 29,	February 27,
	2009	2009
	(unaudited)
	(in thousands)

U.S. government receivables	$2,451	$551
U.S. commercial receivables	445	1,002
International receivables	3,359	3,911

	6,255	5,464
Less: allowance for doubtful accounts	(430)	(364)

	$5,825	$5,100

5. Long-Term Obligations and Credit Arrangements:
     This Note refers to Obligations and Credit Arrangements that were in effect as of May 29, 2009. This Note should be read in conjunction with Note 1 — Subsequent Events, Refinancing Transaction.
Lenfest Promissory Note
     On February 20, 2009, Lenfest made a loan to ETC in the principal amount of $2,000,000 (the “Loan”), which amount is considered advanced under the Lenfest Credit Facility. The Loan was used by ETC solely to support ETC’s proposal on one its Projects. The terms of the Loan are set forth in a Secured Promissory Note, dated February 20, 2009, by ETC in favor of Lenfest (the “Note”). The Note will mature on the earlier of (i) three days following the date ETC is informed by the United States government or otherwise learns that it has been denied or will not be awarded the Project, or (ii) three years following the date of issuance of the Note.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     In connection with the Loan, the Company issued warrants to purchase 143,885 warrants to purchase the Company’s common stock at $1.39 per share. The Company has recorded a debt discount of $109,000 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 107.0%; risk-free interest rate of 0.64%; and an expected life of 7 years. The $2 Million Loan has a carrying value of $1,900,000 and $1,891,000 as of May 29, 2009 and February 27, 2009, respectively. Additionally, the Company issued 20,000 shares of the Company’s common stock. The value of the stock issued is $19,000 and has been recorded as a loan origination fee. The $2,000,000 in proceeds from the $2 Million Note is included in Restricted Cash as of May 29, 2009 and February 27, 2009.
     If the $2 Million Loan is not repaid in full on or before the $2 Million Loan Early Maturity Date, then Lenfest will be entitled to purchase an additional 575,539 shares of ETC stock for a total of 719,424 shares of ETC common stock under such warrant and the exercise price per share of such warrant will be decreased by 50% to $0.69 for all shares. This would result in an additional debt discount of $472,000.
Bank Credit and Facility
     On July 31, 2007, ETC entered into a revolving credit agreement (the “PNC Credit Agreement”) in order to refinance its indebtedness with PNC Bank in the aggregate amount of up to $15,000,000. The PNC Credit Agreement was a replacement of a credit facility originally entered into with PNC Bank in February 2003.
     On September 10, 2008, the PNC Credit Agreement was renewed. The expiration date of the PNC Credit Agreement was extended from June 30, 2009 to June 30, 2010. All other terms and conditions of the PNC Credit Agreement remained in full force and effect. Borrowings are required to be used for ETC’s working capital or other general business purposes and for issuances of letters of credit. Amounts borrowed under the PNC Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made pursuant to the PNC Credit Agreement bear interest at either the prime rate (as described in the promissory note executed in accordance with the PNC Credit Agreement) minus 1.00% or the London Interbank Offered Rate (as described in the Note) plus 0.90%. Additionally, ETC is obligated to pay a fee of 0.125% per annum for unused available funds.
     The PNC Credit Agreement contains affirmative and negative covenants for transactions of this type, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. Effective August 26, 2008, the PNC Credit Agreement was amended to reflect that the Company must maintain a minimum Consolidated Tangible Net Worth (which, as defined, is total assets excluding intangibles less liabilities excluding the Subordinated Convertible Debt) of $3,500,000 for the fiscal quarter ending February 27, 2009 and thereafter. At May 29, 2009, our availability under the PNC Credit Agreement was approximately $346,000. This included cash borrowings under the PNC Credit Agreement of $11,910,000 and outstanding letters of credit of approximately $2,744,000.
     Borrowings are to be used for ETC’s working capital or other general business purposes and for issuances of letters of credit. Amounts borrowed under the PNC Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made pursuant to the PNC Credit Agreement will bear interest at either the prime rate (as described in the Note) minus 1.00% or the London Interbank Offered Rate (as described in the Note) plus 0.90%. Additionally, ETC is obligated to pay a fee of 0.125% per annum for unused available funds.
     For the purpose of reducing the risk associated with variable interest rates, ETC has entered into an interest rate swap agreement (Swap Agreement) with PNC Bank which provides for a fixed rate through June 30, 2009, the maturity date of the Swap Agreement, for a portion of the Company’s bank borrowings during the second and third quarters of fiscal 2008. If the Swap Agreement is terminated prior to maturity, an additional payment to PNC Bank or a credit to the Company might be due, based on the relative market rates at the time of termination. The Swap Agreement transaction has been accounted for under FAS No. 133 — “Accounting for Derivative and Instruments and Hedging Activities”. At May 29, 2009, ETC recorded a Comprehensive Loss of $245,000 reflecting the reduced value of the interest rate hedge in the accompanying Consolidated Balance Sheets.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     ETC’s obligations under the PNC Credit Agreement are secured by a personal guarantee from Lenfest under a Restated Guaranty, dated July 31, 2007, made by Lenfest in favor of PNC Bank. ETC will pay Lenfest an annual cash fee of 1% of the loan commitment for his guarantee. Fees due under the Restated Guaranty are included in Accrued interest and dividends in the accompanying consolidated balance sheets.
     In connection with entering into the PNC Credit Agreement, ETC entered into an Amended and Restated Reimbursement Agreement with PNC Bank (the “Reimbursement Agreement”), and an Amended and Restated Subordination and Intercreditor Agreement with PNC Bank and Lenfest (the “Subordination Agreement”). The Reimbursement Agreement governs letters of credit issued pursuant to the PNC Credit Agreement. Under the Subordination Agreement, Lenfest agreed to continue to subordinate his rights in connection with a convertible promissory note executed by ETC in favor of Lenfest in the original aggregate principal amount of $10,000,000, dated February 18, 2003, to the rights of PNC Bank in connection with the Line of Credit.
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
     Pursuant to a letter dated March 29, 2007, Lenfest agreed to allow the Company to defer until April 6, 2012, or earlier if demanded, the payment of accruing dividends on the Series B Preferred Stock issued under the Lenfest Equity Agreement.
Preferred Stock
     On April 24, 2009, the Company paid to Lenfest an origination fee of 1% of the committed (but not advanced as of May 29, 2009) amount of the Lenfest Credit Facility. The value of the origination fee was $55,000. The origination fee was paid in 55 shares of cumulative convertible participating preferred stock, Series D, which have a conversion price of $0.94 per share, equaling 58,511 shares of the Company’s common stock.
     On August 23, 2007, the Company entered into the Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Lenfest, pursuant to which, among other things, ETC issued and sold 3,300 shares of a newly-created class of Series C Preferred Stock to Lenfest for $3,300,000. The proceeds from the issuance of the Series C Preferred Stock was used to partially fund a settlement with the U.S. Navy in fiscal 2009.
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

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
     In connection with Lenfest’s investment in the Series C Preferred Stock, ETC agreed to amend the terms of ETC’s Series B Preferred Stock to (i) increase the annual dividend rate to 10%, (ii) provide for immediate conversion into common stock at the option of Lenfest, and (iii) to remove ETC’s right to redeem the Series B Preferred Stock.
     As allowed in the Series B and Series C Purchase Agreement, the Company is accruing dividends for the outstanding Preferred Stock but has deferred payment of these dividends until a subsequent date, up to and including August 23, 2012.
     The Company has classified the Series B and C Preferred Stock (the “instruments”) as mezzanine. The classification is due to the preferential redemption feature of the instruments, which provides that a change in ownership would result in a forced liquidation. A forced liquidation is considered outside the control of the Company. Therefore, the preferential treatment upon an act outside the control of the Company precluded equity treatment under the Securities and Exchange Commission Accounting Series Release (“ASR”) 268 and Topic D98. The Company has analyzed the effect of EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an entity’s Own Stock” and has concluded that as of May 29, 2009, the embedded conversion feature did not have a material effect on its stated value.
     On April 24, 2009, the Company authorized the issuance of newly-created classes of Convertible Preferred Stock, Series D and Series E. Shares of these will be issued in connection with the Lenfest Financing Transaction discussed in Note 1 — Subsequent Events, Refinancing Transaction. Upon its review of EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities”, and EITF Topic No. D-109, “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133”, the Company has determined that both the Series D and Series E Preferred Stock will be accounted for as permanent equity under Shareholders’ Equity in the accompanying consolidated condensed balance sheets.
     As of May 29, 2009 and February 27, 2009, the total of accrued dividends under the Series B, Series C and series D Preferred Stock was $2,080,000 and $1,847,000, respectively. Due to the Company’s accumulated deficit, all dividends accruing for the Series B, Series C and Series D Preferred Stock have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.
Subordinated Convertible Debt
     In connection with the financing provided by PNC Bank on February 19, 2003, the Company entered into a Convertible Note and Warrant Purchase Agreement with Lenfest, pursuant to which the Company issued to Lenfest (i) a senior subordinated convertible promissory note in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of the Company’s common stock. On February 14, 2005, Lenfest exercised these warrants and received 803,048 shares of common stock for approximately $3.1 million. Upon the occurrence of certain events, the Company will be obligated to issue additional warrants to Lenfest. The Subordinated Note accrues interest at the rate of 10% per annum (Lenfest reduced the rate to 8% per annum for the period December 1, 2004 through November 30, 2009). On March 11, 2008, ETC entered into Amendment No. 1 to Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and First Amendment to Senior Subordinated Convertible Note (the “Note Amendment”) with Lenfest with respect to the Convertible Note and Warrant Purchase Agreement. Under the terms of the Purchase Agreement Amendment, ETC and Lenfest agreed to amend the financial covenants set forth in the Convertible Note and Warrant Purchase Agreement so that they are the same as the financial covenants contained in the Credit Agreement with PNC Bank, dated as of July 31, 2007. Under the terms of the Note Amendment, the maturity date of the convertible promissory note in the principal amount of $10,000,000 issued by ETC to Lenfest pursuant to the Convertible Note and Warrant Purchase Agreement was extended from February 18, 2009 to March 1, 2010. The effective date of the Purchase Agreement Amendment and the Note Amendment is February 19, 2008.
     The Subordinated Note entitles Lenfest to convert all or a portion of the outstanding principal of, and accrued and unpaid interest on, the note into shares of ETC common stock at a conversion price of $6.05 per share. The warrants may be exercised into shares of ETC common stock at an exercise price equal to the lesser of $4.00 per share or two-thirds of the average of the high and low sale prices of the ETC common stock for the 25 consecutive trading days immediately preceding the date of exercise. At the Company’s option, the quarterly interest payments may be deferred and added to the outstanding principal. As of May 29, 2007 and February 27, 2009, a total of $2,635,000 and $2,323,000, respectively, in accrued interest was due under the Note.
     The obligations of the Company to Lenfest under the Subordinated Note are secured by a second lien on all of the assets of the Company, junior in rights to the lien in favor of PNC Bank, including all real property owned by the Company.
Subordinated Convertible Debt Discount
     During fiscal 2003, the Company had recorded $2,609,000 in additional paid-in capital representing an allocation of the proceeds from the convertible debt element of its financing with PNC Bank and Lenfest. This allocation represents the value assigned to the beneficial conversion option of the promissory note executed in favor of Lenfest

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
and the value of the associated warrants issued in connection with the 2003 Refinancing. Such values were derived pursuant to an independent appraisal of these financial instruments obtained by the Company. Accreted interest expense related to the beneficial conversion option and the warrants was $298,000 and $536,000 in fiscal 2009 and fiscal 2008, respectively.
     The following table summarizes the subordinated convertible debt as of May 29, 2009:

(in thousands)
Face Value	$10,000
Less value of conversion feature	(1,400)
Less value of warrants	(1,209)

7,391
Accretion 2010	84
Accretion 2009	298
Accretion 2008	536
Accretion prior years	1,439

Carrying value at May 29, 2009	$9,748

Long-term obligations at May 29, 2009 and February 27, 2009 consist of the following:

	(in thousands)
	May 29,	February 27,
	2009	2009
Note payable to bank	$11,910	$10,510
Automobile loan	14	16
Promissory note, net of unamortized discount of $100 and $109 at May 29, 2009 and February 27, 2009, respectively	1,900	1,891
Subordinated convertible debt, net of unamortized discount of $252 and $336 at May 29, 2009 and February 27, 2009, respectively	9,748	9,664

	$23,572	$22,081

Accrued Interest and Dividends to Lenfest
     Accrued interest and dividends as of May 29, 2009 and February 27, 2009 consist of the following:

	(amounts in thousands)
	May 29,	February 27,
	2009	2009

Accrued dividends on Series B Preferred Stock	$1,497	$1,347
Accrued dividends on Series C Preferred Stock	582	500
Accrued dividends on Series D Preferred Stock	1	—

Total accrued dividends	2,080	1,847

Accrued interest on Subordinated Debt	2,635	2,323
Other accrued interest	46	27

Total accrued interest	2,681	2,350

Total accrued interest and dividends	$4,761	$4,197

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
6. Fair Value of Financial Instrument
     Effective March 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement”. The effect of adopting this standard was not significant. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets of liabilities;

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices or identical assets or liabilities in markets that are not active;

•	Level 3: Unobservable inputs that are supported by little or no market activity, which require the reporting entity’s judgment or estimation.
     The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The Company’s financial liabilities that are accounted for at fair value on a recurring basis are summarized below:

	Fair Value Measurement at
	May 29, 2009 using
	(amounts in thousands)
Liabilities	Level 1	Level 2	Level 3	Total

Credit facility payable to bank	$—	$—	$14,521	$14,521
Interest rate swap agreements	—	245	—	245
Subordinated convertible debt	—	—	9,203	9,203
Promissory note payable	—	—	1,521	1,521

Total	$—	$245	$25,245	$25,490

     For the interest rate swap agreements, fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs such as swap rates, interest rates, and implied volatilities obtained from various market sources. For the other financial instruments, fair value is determined using the discounted cash flow methodology.
     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.
7. Income Taxes
     The income tax provision differs from the statutory U.S. Federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets. As described in the Company’s Annual Report on Form 10-K for the year ended February 27, 2009, the Company maintains a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes, on its net deferred tax assets. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets on a fully reserved basis. Due to the utilization of net operating loss carry forwards available (which were approximately $39.8 million as of February 27, 2009), the Company has not recorded a current income tax provision.
     Effective February 24, 2007, the Company adopted the provision of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109. FIN No. 48 requires a company to determine it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. During the quarter ended May 29, 2009, the Company did not have any unrecognized tax benefits and accordingly did not recognize interest expense or penalties related to unrecognized tax benefits. The tax years 2000 through 2007 remain open to examination by all tax jurisdictions to which the Company is subject.
8. Liquidity Matters
     The Company believes that existing cash balances at May 29, 2009, cash generated from operating activities and future availability of capital under the Lenfest Financing Transaction (see Note 1 — Subsequent Events) will be adequate to meet its future obligations through at least May 31, 2010.
9. Commitments and Contingencies
Mends International, Ltd.
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’s Request for Arbitration arises out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company has asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. The results of this hearing are not expected until September 2009. The Company is contesting this arbitration case vigorously. However, as of May 29, 2009 the Company had recorded a reserve in this matter.
Administrative Agreement with U.S. Navy
     In 2007, the Company entered into a settlement agreement with the Department of the Navy to resolve litigation filed by the Company in May 2003 in connection with a contract for submarine rescue decompression chambers. As of May 14, 2008, the Company made all payments required under this settlement agreement and transferred the chambers to the Department of the Navy. From October 2, 2007 through December 12, 2007, the Company was suspended by the Department of the Navy from soliciting work for the federal government pursuant to the Federal Acquisition Regulation. However, effective December 12, 2007, the Department of the Navy lifted the Company’s suspension pursuant to the execution by the Company and the Department of the Navy of an Administrative Agreement. In accordance with the Administrative Agreement, the Company has established and implemented a program of compliance reviews, audits, and reports.
10. Stock Exchange Listing
Delisting from NYSE AMEX LLC
     On April 23, 2009, ETC’s Board of Directors decided to voluntarily delist its common stock from NYSE AMEX LLC (“AMEX”) and notified AMEX of such decision. On May 20, 2009, the Company filed with the Securities and Exchange Commission and AMEX a Form 25 relating to the delisting of its common stock, and the delisting of its common stock became effective ten days thereafter. Accordingly, the last day of trading of its common stock on AMEX was May 29, 2009. The Company’s common stock is quoted for trading on the Over-the-Counter Bulletin Board.
     The Board of Directors’ decision to voluntarily delist its common stock from AMEX resulted from a compliance issue related to certain terms and conditions of the Lenfest Financing Transaction. ETC was not able to secure the Lenfest Financing Transaction on terms that would allow ETC to comply with the AMEX listing rules.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
11. Segment Information (unaudited):
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

	(amounts in thousands)
	TSG	CSG	Total

Thirteen weeks ended May 29, 2009:
Net sales	$6,915	$2,666	$9,581
Interest expense	299	217	516
Depreciation and amortization	150	417	567
Operating income (loss)	1,894	(170)	1,724
Identifiable assets	7,629	5,556	13,185
Expenditures for segment assets	241	155	396

Thirteen weeks ended May 30, 2008:
Net sales	$4,300	$5,675	$9,975
Interest expense	253	183	436
Depreciation and amortization	145	411	556
Operating (loss) income	(942)	296	(646)
Identifiable assets	8,395	6,465	14,860
Expenditures for segment assets	399	59	458

	May 29,	May 30,
	2009	2008
Reconciliation to consolidated amounts
Segment assets	$13,185	$14,860
Corporate assets	22,353	20,299

Total assets	$35,538	$35,159

Segment operating income (loss)	$1,724	$(646)
Interest expense	516	436
Income tax expense	—	—

Total income (loss) for segments	1,208	(1,082)

Corporate home office expenses	381	467
Other expenses (income)	55	(61)
Minority interest	2	3

Net income (loss)	$770	$(1,491)

     Approximately 24% of sales totaling $2,296,000 in the thirteen weeks ended May 29, 2009 were made to one customer in the international pilot training product line. Approximately 28% of sales totaling $2,710,000 in the thirteen weeks ended May 30, 2008 were made to two customers, one in the international pilot training product line and one domestic customer in the environmental systems product line. Included in the segment information for the thirteen weeks ended May 29, 2009 are export sales of $5,786,000. Of this amount, there are sales to or relating to governments or commercial accounts in Saudi Arabia ($3,327,000), Malaysia ($667,000) and Turkey ($537,000).
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
     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) additional funding by H.F.Lenfest, a member of our Board of Directors and a significant shareholder and PNC Bank, (ii) the effect of the delisting of the Company’s common stock from the NYSE AMEX LLC (formerly the American Stock Exchange) (iii) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (iv) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (v) statements of future economic performance, (vi) statements of assumptions and other statements about the Company or its business, (vii) statements made about the possible outcomes of litigation involving the Company, (viii) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (ix) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2009, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
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
     References to fiscal first quarter 2010 are references to the 13-week period ended May 29, 2009. References to fiscal first quarter 2009 are references to the 13-week period ended May 30, 2008.
     Overview
     We were incorporated in 1969 in Pennsylvania and are principally engaged in the design, manufacture and sale of (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; (3) steam and gas sterilization; (4) testing and simulation devices for the automotive industry; (5) hyperbaric and hypobaric chambers; and (6) driving and disaster simulation systems. The Company considers its business activities to operate in two segments: the Training Services Group (TSG) and the Control Systems Group (CSG). Product categories included in TSG are pilot training and flight simulators, disaster management systems and entertainment applications. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support.
     The following factors had an adverse impact on our performance (operating results and/or cash flow) for the fiscal quarter ended May 29, 2009:
•	high bid and proposal activity which utilized engineering resources which otherwise would have been applied to existing contract requirements, resulting in delayed revenue recognition on long-term contracts;

•	the continuing cost of development and marketing efforts for our Authentic Tactical Fighting Systems (ATFS);

•	continued technology upgrades to modify our main facility in Southampton, Pa., and to build equipment for the National Aerospace Training and Research (NASTAR) Center;
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
     Spending continued in fiscal 2010 to market tactical flight simulation to the world’s defense agencies. Our goal is to validate the use of ground-based simulation as an alternative method to actual in-flight training to teach jet pilots tactical flight and combat skills. In fiscal 2008, we were awarded research contracts from the U. S. Navy and the U.S. Air Force to develop Tactical Aircraft Configuration Modules (TacModules) which will be used in this validation process. We are hopeful that either the Navy, Air Force or both will approve funds to continue the development and validation of this important technology.
     The National Aerospace Training and Research (NASTAR) Center, which opened in fiscal 2008, is an integrated pilot training center offering a complete range of aviation training and research support for military jet pilots and civil aviation as well as space travel and tourism. The NASTAR Center houses state of the art equipment including the ATFS-400, a GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, a Hypobaric Chamber, an Ejection Seat Trainer, and a Night Vision and Night Vision Goggle Training System. These products represent 37 years of pioneering development and training solutions for the most rigorous stresses encountered during high performance aircraft flight including the effects of altitude exposure, High G-force exposure, spatial disorientation and escape from a disabled aircraft.
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
     The Company’s subordinated debt currently carries an annual interest rate of 8% and the Company’s preferred stock has an annual dividend rate of 10%. Interest expense for the first quarter of fiscal 2010 was $516,000 or 4.4% of sales. Preferred stock dividends were $235,000. Under arrangements currently in place, although the Company accrues interest and dividends, actual payment of these amounts has been deferred by the holder of these instruments, Mr. Lenfest, until sometime in the future. Under the terms and conditions of the Lenfest Financing Transaction, which was approved by the Company’s shareholders on July 2, 2009, the Company’s Subordinated Debt and Series B and Series C Preferred Stock were exchanged for a new Series E Preferred Stock. This exchange is expected to reduce interest expense going forward.
•	cash limitations;
     One of the greatest challenges we continue to face is adequately funding the cash requirements of our large, long-term multi-year projects, the costs of technological development of existing products, the cost to modify the building and produce the equipment for the NASTAR Center, and the costs to market our ATFS technology to the U.S. government and international government defense agencies. Although some long-term contracts incorporate milestone payments, the cash flows associated with production and material requirements tend to vary significantly over time. These projects are usually cash positive in the early stages and cash negative during the production phase. Funding these contracts and the other initiatives continues to require a significant amount of cash. During the first quarter of fiscal 2010, we borrowed $1,400,000 under our bank facility. At May 29, 2009, our availability under our Credit Agreement with PNC was approximately $346,000. Under the terms and conditions of the Lenfest Financing Transaction, which was approved by the Company’s shareholders on July 2, 2009, the Company will have access to an additional $5 million under its bank credit agreement and up to $7.5 million from Lenfest to finance three U.S. Government projects.
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
     Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2009.

Results of Operations
Thirteen weeks ended May 29, 2009 compared to thirteen weeks ended May 30, 2008
     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.
Summary Table of Results

	13 weeks ended	13 weeks ended	Variance	Variance
	May 29, 2009	May 30, 2008	$	%
	(amounts in thousands)		( ) =Unfavorable

Sales:
Domestic	$1,959	$5,322	$(3,363)	(63.2)%
US Government	1,836	991	845	85.3
International	5,786	3,662	2,124	58.0

Total Sales	9,581	9,975	(394)	(3.9)

Gross Profit	4,427	2,495	1,932	77.4

Selling, general and administrative	2,856	3,313	457	13.8
Research & development	228	295	67	22.7

Operating income (loss)	1,343	(1,113)	2,456	220.7
Interest expense, net	516	436	(80)	(18.3)
Other expense (income), net	55	(61)	(116)	(190.2)
Income taxes	0	0	0	n/a
Minority interest	2	3	1	33.3

Net income (loss)	$770	$(1,491)	$2,261	151.6%
Net income (loss) per common share	$0.06	$(0.19)	$0.25	131.6%
Net Income
     The Company had a net income of $770,000 or $0.06 per share (basic and diluted), during the first quarter of fiscal 2010 compared to a net loss of $(1,491,000), or ($0.19) per share (basic and diluted), for the first quarter of fiscal 2009, representing an improvement of $2,261,000. The improvement reflected a significant increase in gross profit (on slightly reduced sales performance) coupled with lower selling, general and administrative as well as research and development expenses. Acting as partial offsets were higher interest and other expenses.
Sales
     Sales for the first quarter of fiscal 2010 were $9,581,000 as compared to $9,975,000 for the first quarter of fiscal 2009, a slight decrease of $394,000 or 3.9%. As the table indicates, significant increases were realized in the U.S. Government and International areas, but these were offset by a decline in domestic sales.
Domestic Sales
     Domestic sales in the first quarter of fiscal 2010 were $1,959,000 as compared to $5,322,000 in the first quarter of fiscal 2009, a decrease of $3,363,000 or 63.2%, reflecting significant decreases in all Control Systems Group product areas. Environmental products (down $1,502,000, 80.1%), hyperbaric products (down $631,000, 50.1%) and sterilizer products (down $1,485,000, 87.2%) all reflected the impact of the current economic downturn. Environmental products, whose domestic commercial market is primarily automotive, suffered from the severe contraction of the three major U.S. car manufacturers. Hyperbaric and sterilizer performance reflected the restriction of liquidity in the economy for new projects or capital expansion. Domestic sales represented 20.4% of the Company’s total sales in the first quarter of fiscal 2010, as compared to 53.4% for the first quarter of fiscal 2009.
     U.S. Government sales in the first quarter of fiscal 2010 were $1,836,000 as compared to $991,000 in the first quarter of fiscal 2009, an increase of $845,000, 85.3%, and represented 19.2% of total sales in the first quarter of fiscal 2010 versus 9.9% for the first quarter of fiscal 2009. Significant increases were evidenced in environmental sales on a chamber contract with the U.S. Army and aircrew training system sales primarily due to a large U.S. Navy disorientation device contract.

International Sales
     International sales, which includes sales in the Company’s Polish subsidiary, for the first quarter of fiscal 2010 were $5,786,000 as compared to $3,662,000 in the first quarter of fiscal 2009, an increase of $2,124,000 or 58.0%, and represented 60.4% of total sales, as compared to 36.7% in the first quarter of fiscal 2009. Favorable international performance reflected higher simulation sales (up $1,136,000), and higher aircrew training systems sales (up $747,000, 26.8%), both primarily for contracts in the Middle East. Included in the segment information for the thirteen weeks ended May 29, 2009 are export sales of $5,786,000. Of this amount, there are sales to or relating to governments or commercial accounts in Saudi Arabia ($3,327,000), Malaysia ($667,000) and Turkey ($537,000).
     Fluctuations in sales to international countries from year to year primarily reflect percentage of completion (“POC”) revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
     Gross profit for the first quarter of fiscal 2010 was $4,427,000 as compared to $2,495,000 in the first quarter of fiscal 2009, an increase of $1,932,000 or 77.4%, despite slightly reduced sales performance. As a percentage of revenues, gross profit for the first quarter of fiscal 2010 was 46.2% compared to 25.0% for the same period a year ago. The gross margin dollar increase followed the sales increase in both governmental and international sales partially offset by the reduction in domestic sales. Higher gross margins trended with the higher sales performance in U.S. governmental environmental and aircrew training systems product sales and international simulation and aircrew training systems product sales. Favorable gross profit rates as a percentage of revenues were evidenced in all geographic categories with domestic up 8.1 percentage points, U.S. government up 21.9 percentage points, and international up 29.7 percentage points. Product-wise, the primary contributor to the rate increase was favorable rates on international aircrew training products.
Selling and Administrative Expenses
     Selling and administrative expenses for the first quarter of fiscal 2010 were $2,856,000 as compared to $3,313,000 in the first quarter of fiscal 2009, a decrease of $457,000 or 13.8%. The decrease primarily reflected lower legal costs as the prior period included a reserve for a potential legal settlement. Acting as partial offsets were increased commissions and bad debt expense.
Research and Development Expenses
     Research and development expenses, which are charged to operations as incurred, were $228,000 for the first quarter of fiscal 2010 as compared to $295,000 for the first quarter of fiscal 2009. The reduction reflected higher government grants in the Company’s Turkish subsidiary in the current quarter coupled with lower development in the environmental division. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the first quarter of fiscal 2010 was $516,000 as compared to $436,000 for the first quarter of fiscal 2009, representing an increase of $80,000 or 18.3%. The increase reflected higher interest expense on a higher average loan balance (up approximately $4,000,000 from quarter to quarter) and higher amortization expense related to the beneficial feature of the Company’s subordinated debt and the value assigned to warrants which were issued with the subordinated debt as part of the Company’s February 2003 refinancing.
Other Income/Expense, Net
     Other income/expense, net, provided net expense of $55,000 for the first quarter of fiscal 2010 versus a net income of $61,000 for the first quarter of fiscal 2009. The prior period reflected proceeds from a property damage claim.
Income Taxes
     Due to the utilization of net operating loss carry forwards available (which were approximately $39.8 million as of February 27, 2009) the Company has not recorded a current income tax provision.
Liquidity and Capital Resources
     We have historically financed operations through a combination of cash generated from operations, equity offerings, subordinated borrowings and bank debt. On July 31, 2007, the Company entered into a Credit Agreement pursuant to which it completed a refinancing of its indebtedness with PNC Bank in the aggregate amount of up to $15,000,000. The PNC Credit Agreement is a replacement of a credit facility originally entered into with PNC Bank in February 2003. (See Note 5 — Long-

Term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.)
     During the thirteen weeks ended May 29, 2009, operating activities required $1,156,000 of the Company’s cash versus $3,408,000 for the corresponding prior period. This improvement is due primarily to the net income for the current period as compared to a net loss in the prior period. The net cash used by operating activities in the current period primarily reflects greater revenue recognition versus billings under long-term POC contracts and recognition of revenue from customer advance deposits offset by the net income in the period..
     The Company’s investing activities required $393,000 during the thirteen weeks ended May 29, 2009, down from $521,000 for the prior period.
     The Company’s financing activities generated $1,447,000 during the thirteen weeks ended May 29, 2009 primarily reflecting borrowing under the Company’s line of credit.
     We believe that existing cash balances at May 29, 2009, cash generated from operating activities, and funding under the Lenfest Financing Transaction will be adequate to meet our future obligations through at least May 29, 2010. On July 2, 2009, the Company’s shareholders approved the Lenfest Financing Transaction. This transaction is expected to have a significant favorable impact on the Company’s financial position and funding as follows:
1.	Approximately $23.4 million of the Company’s existing subordinated debt and preferred stock along with the associated accrued interest and dividends were exchanged for a new Series E Preferred Stock in Stockholders’ Equity.

2.	The Company’s current $15 million Credit Agreement with PNC Bank was increased by $5 million, which funds can be used for operations and issuing letters of credit. Lenfest has a personal guarantee for the ETC’s obligation to PNC Bank and has pledged $10 million in marketable securities to collateralize this guarantee.

3.	Lenfest has agreed to make available up to $7.5 million to support the obtaining of and subsequent performance under three significant U.S. Government contracts, one of which has already been awarded to the Company in January 2009.
     See Note 1 — Subsequent Events, Lenfest Financing Transaction in the accompanying Notes to the Condensed Consolidated Financial Statements.
Backlog
     Our sales backlog at May 29, 2009 and February 27, 2009, for work to be performed and revenue to be recognized under written agreements after such dates, was $40,912,000 and $44,324,000, respectively. Of the May 29, 2009 sales backlog, we have contracts totaling approximately $10,842,000 for contracts in Saudi Arabia and one contract totaling $18,013,000 for the U.S. Government.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Mends International, Ltd.
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’s Request for Arbitration arises out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486.00, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company has asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. The results of this hearing are not expected until September 2009. The Company is contesting this arbitration case vigorously. However, as of May 29, 2009 the Company had recorded a reserve in this matter.
Administrative Agreement with U.S. Navy
     In 2007, the Company entered into a settlement agreement with the Department of the Navy to resolve litigation filed by the Company in May 2003 in connection with a contract for submarine rescue decompression chambers. As of May 14, 2008, the Company made all payments required under this settlement agreement and transferred the chambers to the Department of the Navy. From October 2, 2007 through December 12, 2007, the Company was suspended by the Department of the Navy from soliciting work for the federal government pursuant to the Federal Acquisition Regulation. However, effective December 12, 2007, the Department of the Navy lifted the Company’s suspension pursuant to the execution by the Company and the Department of the Navy of an Administrative Agreement. In accordance with the Administrative Agreement, the Company has established and implemented a program of compliance reviews, audits, and reports.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated July 13, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated July 13, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated July 13, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)
Date: July 13, 2009	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2009	By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer (Principal Financial and Accounting Officer)