Form 10-Q
period 2009-08-28
ENVIRONMENTAL TECTONICS CORP
filed 2009-10-13
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2009
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
     Yes  ☐       No  ☑
     As of September 30, 2009, there were 9,069,351 shares of the registrant’s common stock issued and outstanding.

     When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share information)

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended
	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Net sales	$9,860	$8,724	$19,441	$18,699
Cost of goods sold	4,904	6,682	10,058	14,162

Gross profit	4,956	2,042	9,383	4,537

Operating expenses:
Selling and administrative	2,838	2,755	5,694	6,068
Research and development	227	404	455	699

	3,065	3,159	6,149	6,767

Operating profit (loss)	1,891	(1,117)	3,234	(2,230)

Other expenses:
Interest expense	350	434	866	870
Loss on extinguishment of debt	224	—	224	—
Other, net	66	50	121	(11)

	640	484	1,211	859

Income (loss) before income taxes	1,251	(1,601)	2,023	(3,089)
Provision for income taxes	—	—	—	—

Income (loss) before noncontrolling interest	1,251	(1,601)	2,023	(3,089)
Income (loss) attributable to noncontrolling interest	2	(8)	4	(7)

Net income (loss)	1,249	(1,593)	2,019	(3,082)

Preferred stock dividend	(460)	(233)	(695)	(465)

Income (loss) applicable to common shareholders	$789	$(1,826)	$1,324	$(3,547)

Per share information:
Earnings (loss) per common share:
Basic	$0.09	$(0.20)	$0.15	$(0.39)

Diluted	$0.06	$(0.20)	$0.09	$(0.39)

Weighted average common shares:
Basic	9,069,000	9,035,000	9,063,000	9,035,000

Diluted	21,122,000	9,035,000	21,266,000	9,035,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	August 28,	February 27,
	2009	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$966	$520
Restricted cash	4,466	4,454
Accounts receivable, net of allowance for bad debt of $458 and $364	3,983	5,100
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	4,532	2,460
Inventories, net	4,444	4,435
Prepaid expenses and other current assets	797	479

Total current assets	19,188	17,448

Property, plant and equipment, at cost, net	16,181	15,786
Construction in progress	—	275
Software development costs, net of accumulated amortization of $13,380 and $13,105	785	1,013
Other assets	479	406

Total assets	$36,633	$34,928

LIABILITIES
Current portion of long-term debt	$9	$9
Accounts payable — trade	2,061	2,105
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	1,796	4,155
Customer deposits	1,685	2,397
Accrued interest and dividends	955	4,197
Other accrued liabilities	2,874	2,251

Total current liabilities	9,380	15,114

Long-term obligations, less current portion:
Credit facility payable to bank	11,210	10,510
Promissory note payable	1,909	1,891
Subordinated convertible debt	—	9,664
Other long-term debt	2	7

	13,121	22,072

Unearned interest	30	152

Total liabilities	22,531	37,338

Commitments and contingencies	—	—

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at February 27, 2009	—	6,000

Cumulative convertible participating preferred stock, Series C, $.05 par value, 3,300 shares authorized, issued and outstanding at February 27, 2009	—	3,300

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Cumulative convertible participating preferred stock, Series D, $.05 par value, 11,000 shares authorized; 155 shares outstanding	155	—
Cumulative convertible participating preferred stock, Series E, $.05 par value, 25,000 shares authorized; 23,741 shares outstanding	23,741	—
Common stock, $.05 par value, 50,000,000 shares authorized; 9,069,351 and 9,049,351 shares issued and outstanding	453	452
Additional paid-in capital	15,191	15,399
Accumulated other comprehensive loss	(458)	(557)
Accumulated deficit	(25,026)	(27,046)

Total Environmental Tectonics Corporation stockholders’ equity (deficiency)	14,056	(11,752)

Noncontrolling interest	46	42

Total stockholders’ equity (deficiency)	14,102	(11,710)

Total liabilities and stockholders’ equity (deficiency)	$36,633	$34,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Twenty-six Weeks Ended
	August 28, 2009	August 29, 2008
Cash flows from operating activities:
Net income (loss)	$2,019	$(3,082)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	982	1,113
Accretion of debt discount	132	149
Increase in allowances for accounts receivable and inventories, net	444	95
Income/(loss) attributable to noncontrolling interest	4	(7)
Stock compensation expense	—	43
Changes in operating assets and liabilities:
Accounts receivable	1,023	(952)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(2,072)	1,992
Inventories	(359)	2,352
Prepaid expenses and other assets	247	(302)
Accounts payable	(44)	(656)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(2,359)	(1,233)
Customer deposits	(712)	(340)
Other accrued liabilities	1,232	1,119

Net cash provided by operating activities	537	291

Cash flows from investing activities:
Acquisition of equipment	(698)	(970)
Capitalized software development costs	(176)	(97)
Payments for construction in progress	—	(124)

Net cash used in investing activities	(874)	(1,191)

Cash flows from financing activities:
Borrowings under line of credit	2,900	1,400
Repayments under line of credit	(2,200)	(1,500)
Issuance of common stock	1	—
Payments of other debt obligations	(5)	(5)
Payment of claim settlement costs	—	(2,275)
(Increase) decrease in restricted cash	(12)	2,068

Net cash provided by /(used in) financing activities	684	(312)

Effect of exchange rate changes on cash	99	126

Net increase/(decrease) in cash	446	(1,086)
Cash at beginning of period	520	1,871

Cash at end of period	$966	$785

Supplemental schedule of cash flow information:
Interest paid	$209	$266
Income taxes paid	—	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on preferred stock	$695	$465
On July 2, 2009, the Company exchanged certain existing related-party financial instruments for a newly-created class of Series E Convertible Preferred Stock. The value of this exchange was $23,741. Additionally, the Company issued $155 of Series D Preferred Stock as loan origination fees in connection with the $7,500 Lenfest Credit Facility. See Note 2 – Long-Term Obligations and Credit Arrangements.
The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying interim condensed consolidated financial statements include the accounts of Environmental Tectonics Corporation (“ETC” or the “Company”), Entertainment Technology Corporation (“EnTCo”), ETC International Corporation and ETC-Delaware, its wholly-owned subsidiaries, ETC Europe, its 99% owned subsidiary, and ETC-PZL Aerospace Industries, Ltd. (“ETC-PZL”), its 95% owned subsidiary. “ETC Southampton” refers to the Company’s corporate headquarters and main production plant located in Southampton, Pennsylvania, USA. All significant inter-company accounts and transactions have been eliminated in consolidation.
     The accompanying condensed consolidated financial statements have been prepared by ETC, without audit (except where noted), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
     References to fiscal second quarter 2010 are references to the 13-week period ended August 28, 2009.
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
     At August 28, 2009, there was $23,896,000 of cumulative convertible participating preferred stock. These instruments were convertible at exercise prices of:
•	Series D Preferred Stock of $55,000 at $0.94 per share, equating to 58,511 shares of common stock, issued in April 2009;

•	Series D Preferred Stock of $100,000 at $1.11 per share, equating to 90,090 shares of common stock, issued in July 2009;

•	Series E Preferred Stock of $23,741,000 at $2.00 per share, equating to 11,870,500 shares of common stock, issued in July 2009.
     On February 20, 2009, in connection with the issuance of a $2,000,000 promissory note, the Company issued warrants to purchase 143,885 shares of the Company’s common stock at $1.39 per share. Additionally, on July 2, 2009, in consideration of an increase of the guarantee on the PNC line of credit, the Company issued warrants to purchase 450,450 shares of the Company’s common stock at $1.11 per share.
     At August 28, 2009 and August 29, 2008, there were options to purchase the Company’s common stock totaling 157,652 and 332,390 shares at an average price of $5.90 and $6.87 per share, respectively. Due to the conversion price of these common stock options, these shares were excluded from the calculation of diluted earnings (loss) per share because the effect was antidulutive.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     The following table is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the thirteen and twenty-six weeks ended August 28, 2009. Due to the loss for the thirteen and twenty-six weeks ended August 29, 2008, the effect of dilutive securities for these periods are not presented since the effect would be anti-dilutive.

	Thirteen weeks ended			Twenty-six weeks ended
	August 28, 2009			August 28, 2009
	Income	Weighted	per	Income	Weighted	per
	(in	average	share	(in	average	share
	thousands)	shares	amount	thousands)	shares	amount
Net income	$1,249			$2,019
Less preferred stock dividends	(460)			(695)

Basic earnings per share:
Basic earnings available to common shareholders	$789	9,069,000	$0.09	$1,324	9,063,000	$0.15

Effect of dilutive securities:
Preferred stock		12,019,000			12,019,000
Stock warrants		34,000			184,000

Diluted earnings per share:
Income available to common shareholders plus effect of
Dilutive securities	$1,249	21,122,000	$0.06	$2,019	21,266,000	$0.09

     Significant Accounting Policies
Subsequent Events
     These financial statements were approved by management and were issued on October 13, 2009. Management has evaluated subsequent events through this date
     Other than the afore mentioned Subsequent Event disclosure, there have been no material changes in the Company’s significant accounting policies during fiscal 2010 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2009.
     Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009. This pronouncement has not had a material impact on the financial position and results of operations.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165 Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Statement No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. This requirement is effective for statements issued for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have any impact on the Company’s consolidated results of operations and financial position.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 will become the source for authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change current US GAAP. SFAS No. 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS No. 168 is not expected to have any impact on the Company’s consolidated results of operations and financial position.
2. Long-Term Obligations and Credit Arrangements
Lenfest Financing Transaction
     On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”) with H.F. Lenfest, a member of ETC’s Board of Directors and a significant shareholder of and investor in ETC (“Lenfest”), that provided for the following: (i) a $7,500,000 credit facility provided by Lenfest to ETC; (ii) exchange of the Subordinated Note (as defined below) held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock (as defined below) and Series C Preferred Stock (as defined below) held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the Company’s existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.
     On July 2, 2009, the Company held its 2009 Annual Meeting of Shareholders, at which time the Company obtained shareholder approval (the “Shareholder Approvals”) of the Lenfest Financing Transaction.
Lenfest Credit Facility
     As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500,000 with Lenfest (the “Lenfest Credit Facility”). The Lenfest Credit Facility is to be used to finance certain government projects that ETC has been awarded or is seeking to be awarded. The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”). In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500,000 (the “Lenfest Credit Facility Note”). As a result of obtaining the Shareholder Approvals, each Lenfest Credit Facility Note issued under the Lenfest Credit Facility will accrue interest at the rate of 10% per annum (rather than the original interest rate of 15% per annum), payable in cash or, at the option of Lenfest, in shares of Series D Preferred Stock of the Company, as described below.
Increase in Authorized Common Shares
     On July 2, 2009, in connection with the closing of the Lenfest Financing Transaction, the Company filed with the Department of State of the Commonwealth of Pennsylvania an Amendment to the Articles of Incorporation increasing the number of authorized shares of common stock from 20,000,000 to 50,000,000.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Exchange of Existing Instruments for Series E Preferred Stock
     On April 24, 2009, the Company authorized the issuance of two newly-created classes of Convertible Preferred Stock, Series D and Series E. Shares of these have been issued in connection with the Lenfest Financing Transaction. Upon its review of EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities”, and EITF Topic No. D-109, “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133”, the Company has accounted for both of these issues as permanent equity under Shareholders’ Equity in the accompanying consolidated condensed balance sheets. The Company’s Series B and C Preferred Stock had been classified as mezzanine due to a preferential redemption feature of these instruments, which provided that a change in ownership would result in a forced liquidation. The Series D and E shares do not contain this provision. With respect to the convertibility of the Series D and E shares, the Company has analyzed the effect of EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an entity’s Own Stock” and has concluded that as of August 28, 2009, the embedded conversion feature did not have a material effect on its stated value.
     As part of the Lenfest Financing Transaction, the senior subordinated convertible promissory note (the “Subordinated Note”) in the original principal amount of $10,000,000 issued by ETC to Lenfest on February 18, 2003, together with all accrued interest and warrants issuable pursuant to the terms of the Subordinated Note, and all Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Cumulative Convertible Preferred Stock of the Company (the “Series C Preferred Stock”) held by Lenfest, together with all accrued dividends thereon, were exchanged (the “Series E Exchange”) for shares of a newly-created class of Series E Convertible Preferred Stock of the Company (the “Series E Preferred Stock”).
     On July 2, 2009, following the receipt of the Shareholder Approvals, the Company filed with the Department of State of the Commonwealth of Pennsylvania a Statement with Respect to Shares of Series E Convertible Preferred Stock creating a new class of preferred stock consisting of 25,000 shares with a stated value of $1,000 per share and designated Series E Convertible Preferred Stock. Immediately thereafter, the Series E Exchange occurred and the Company issued 23,741 shares of Series E Preferred Stock to Lenfest. The shares of Series E Preferred Stock are convertible to common stock at a conversion price per share equal to $2.00 and would convert into 11,870,500 shares of ETC common stock.
     Below is a summary of the instruments exchanged:

Balance
upon
Description	exchange
Subordinated convertible note	$10,000,000
Accrued interest on subordinated convertible note	2,275,000
Series B Preferred stock	6,000,000
Series C Preferred Stock	3,300,000
Accrued dividends on preferred stock, Series B and C	2,166,000
Series E Preferred Stock issued in exchange	$23,741,000
     In addition, during the current quarter the Company recorded a loss on extinguishment of debt (the Subordinated Note) of $224,000, representing the unamortized portion of the debt discount.
Lenfest Promissory Note
     On February 20, 2009, Lenfest made a loan to ETC in the principal amount of $2,000,000 (the “$2 million Loan”), which amount was considered as advanced under the Lenfest Credit Facility. The $2 million Loan was used by ETC solely to support ETC’s requirements under a proposal for a U.S. Government bid. The terms of the $2 million Loan are set forth in a Secured Promissory Note, dated February 20, 2009, by ETC in favor of Lenfest (the “2 Million Note”).
     In connection with the $2 million Loan, the Company issued 143,885 warrants to purchase the Company’s common stock at $1.39 per share. Consequently, the Company recorded a debt discount of $109,000 associated with these warrants using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 107.0%; risk-free interest rate of 0.64%; and an expected life of 7 years. The $2 million Loan had a carrying value of $1,909,000 and $1,891,000 as of August 28, 2009 and February 27, 2009, respectively. Additionally, the Company issued 20,000 shares of the Company’s common stock as part of this transaction. The value of the stock issued, $19,000, has been recorded as a loan origination fee. The $2,000,000 in proceeds from the $2 Million Note is included in Restricted Cash on the accompanying Condensed Consolidated Balance Sheets as of August 28, 2009 and February 27, 2009.
     On September 1, 2009, the Company repaid the $2 million Loan in full.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Bank Credit and Facility
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
     Following the receipt of the Shareholder Approvals on July 2, 2009, ETC and PNC Bank entered into the Amended and Restated Credit Agreement (the “Amended and Restated PNC Credit Agreement”) and the Second Amended and Restated Reimbursement Agreement for Letters of Credit (the “Amended and Restated Reimbursement Agreement”). The promissory note executed by ETC in favor of PNC Bank in connection with the 2007 PNC Credit Facility was cancelled and replaced with the Amended and Restated Promissory Note in the principal amount of $20,000,000 (the “Amended and Restated PNC Note”). Lenfest executed and delivered to PNC Bank the following agreements: (i) an Amended and Restated Guaranty Agreement, which replaced the Restated Guaranty executed by Lenfest in connection with the 2007 PNC Credit Facility (the “Amended and Restated Guaranty”), (ii) a Pledge Agreement, pursuant to which Lenfest made the Lenfest Pledge, and (iii) a Notification and Control Agreement. These agreements, together with the Amended and Restated PNC Credit Agreement, the Amended and Restated Reimbursement Agreement and the Amended and Restated PNC Note are collectively referred to herein as the “2009 PNC Financing Documents”.
     In connection with the execution of the 2009 PNC Financing Documents, ETC paid to Lenfest an origination fee of 100 shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”), which is equal to one percent (1%) of the market value of the $10,000,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank. The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100,000 in the aggregate. These shares of Series D Preferred Stock have a conversion price per share equal to $1.11, which price equals the average closing price of ETC common stock during the 120 days prior to the issuance of such shares, and would convert into 90,090 shares of ETC common stock.
     In consideration of Lenfest entering into the Amended and Restated Guaranty, ETC issued to Lenfest warrants to purchase 450,450 shares of ETC common stock, which shares were equal in value to ten percent (10%) of the amount of the $5,000,000 increase under the 2007 PNC Bank Credit Facility. The warrants are exercisable for seven years following issuance at an exercise price per share equal to $1.11, which price equals the average closing price of ETC common stock during the 120 days prior to the issuance of the warrant. The Company has recorded a loan origination deferred charge associated with these warrants of $487,000 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 91.9%; risk-free interest rate of 0.49%; and an expected life of seven years.
     Amounts borrowed under the Amended and Restated PNC Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made pursuant to the Amended and Restated PNC Credit Agreement bear interest at either the prime rate (as described in the promissory note executed in accordance with the Amended and Restated PNC Credit Agreement) plus 0.50 percentage points or the London Interbank Offered Rate (LIBOR) (as described in the Note) plus 2.50 percentage points. Additionally, ETC is obligated to pay a fee of 0.125% per annum for unused but available funds under the line.
     The Amended and Restated PNC Credit Agreement signed on April 24, 2009 contains affirmative and negative covenants for transactions of this type, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. The Company must maintain a minimum Consolidated Tangible Net Worth (which, as defined, is total assets excluding intangibles less liabilities excluding the Subordinated Convertible Debt) of $3,500,000 for each fiscal quarter starting February 27, 2009 and thereafter. Additionally, the Company must maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), defined as net income plus interest expense plus income tax expense plus amortization plus depreciation, as follows: fiscal 2010 second quarter $1,200,000, fiscal 2010 third quarter $1,000,000, fiscal 2010 fourth quarter $900,000 and all fiscal quarters ending after February 28, 2010, $1,300,000. On October 1, 2009, the PNC Credit Agreement was amended to extend the maturity date to June 30, 2011. Additionally, the affirmative covenants were adjusted. The Consolidated Tangible Net Worth covenant was modified to reflect the impact on the Company’s balance sheet of the Lenfest Financing Transaction. Effective with each fiscal quarter ending after October 1, 2009, the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000,000. The EBITDA covenant was changed for fiscal periods beginning after December 1, 2009. Beginning with the first fiscal quarter ending after December 1, 2009, and for each fiscal quarter ending thereafter, the Company must maintain a minimum cumulative aggregate EBITDA of $4,000,000 for the fiscal quarter then ending and the three preceding fiscal quarters.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     At August 28, 2009, the Company’s availability under the PNC Credit Agreement was approximately $6,989,000. This reflected cash borrowings under the PNC Credit Agreement of $11,210,000 and outstanding letters of credit of approximately $1,801,000.
     For the purpose of reducing the risk associated with variable interest rates, ETC has entered into an interest rate swap agreement (Swap Agreement) with PNC Bank which provides for a fixed rate through June 30, 2010, the maturity date of the Swap Agreement, for a portion of the Company’s bank borrowings. If the Swap Agreement is terminated prior to maturity, an additional payment to PNC Bank or a credit to the Company might be due, based on the relative market rates at the time of termination. The Swap Agreement transaction has been accounted for under FAS No. 133 – “Accounting for Derivative and Instruments and Hedging Activities”. At August 28, 2009, ETC recorded a Comprehensive Loss of $201,000 reflecting the reduced value of the interest rate hedge in the accompanying Condensed Consolidated Balance Sheets.
     Due to the Company’s accumulated deficit, all dividends accruing for the previous Series B and C and current Series D and E Preferred Stock issuances have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.
Subordinated Convertible Debt
     As part of the Lenfest Financing Transaction, subordinated convertible debt, totaling $9,776,000 net of unamortized discount, was exchanged for Series E Preferred Stock on July 2, 2009. The unamortized portion of the original debt discount, $224,000, was expensed during the fiscal quarter ended August 28, 2009, and is reflected as extinguishment of debt on the accompanying Condensed Consolidated Statement of Operations.
     At the Company’s option, the quarterly interest payments due on this convertible debt had been deferred and added to the outstanding principal. As of July 2, 2009 and February 27, 2009, a total of $2,275,000 and $2,000,000, respectively, in accrued interest was due under the Note. As part of the Lenfest Financing Transaction, all accrued interest was exchanged for Series E Preferred Stock.
Long-term obligations at August 28, 2009 and February 27, 2009 consist of the following:

	August 28,	February 27,
	2009	2009
	(in thousands)
Note payable to bank	$11,210	$10,510
Automobile loan	11	16
Promissory note, net of unamortized discount of $91 and $109 at August 28, 2009 and February 27, 2009, respectively *	1,909	1,891
Subordinated convertible debt, net of unamortized discount $336 at February 27, 2009.	—	9,664

	$13,130	$22,081

*	Note: This Promissory Note was repaid on September 1, 2009.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
3. Inventories
     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	August 28,	February 27,
	2009	2009
	(unaudited)
	(in thousands)
Raw materials	$94	$92
Work in process	3,481	3,564
Finished goods	869	779

Total	$4,444	$4,435

     Inventory is presented net of an allowance for obsolescence of $2,170,000 (Raw material $95,000, Work in process $1,374,000 and Finished goods $701,000) and $1,820,000 (Raw material $92,000, Work in process $1,027,000 and Finished goods $701,000) at August 28, 2009 and February 27, 2009, respectively.
4. Accounts Receivable:
     The components of accounts receivable are as follows:

	August 28,	February 27,
	2009	2009
	(unaudited)
	(in thousands)

U.S. government receivables	$456	$551
U.S. commercial receivables	904	1,002
International receivables	3,081	3,911

	4,441	5,464
Less: allowance for doubtful accounts	(458)	(364)

	$3,983	$5,100

5. Fair Value of Financial Instruments
     Effective March 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement”. The effect of adopting this standard was not significant. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical assets or liabilities in markets that are not active;

•	Level 3: Unobservable inputs that are supported by little or no market activity, which require the reporting entity’s judgment or estimation.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The Company’s financial liabilities that are accounted for at fair value on a recurring basis are summarized below:

	Fair Value Measurement at
	August 28, 2009
	(amounts in thousands)
Liabilities	Level 1	Level 2	Level 3	Total
Credit facility payable to bank	$—	$—	$12,101	$12,101
Interest rate swap agreements	—	201	—	201
Promissory note payable	—	—	2,000	2,000
Total	$—	$201	$14,101	$14,302
     For the interest rate swap agreements, fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs such as swap rates, interest rates, and implied volatilities obtained from various market sources. For the other financial instruments, fair value is determined using the discounted cash flow methodology. The Fair Value Measurement of the $2 million Note is $2,000,000 which reflects the amount repaid in September 2009.
     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
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
     Effective February 24, 2007, the Company adopted the provision of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109. FIN No. 48 requires a company to determine it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. During the quarter ended August 28, 2009, the Company did not have any unrecognized tax benefits and accordingly did not recognize interest expense or penalties related to unrecognized tax benefits.
8. Commitments and Contingencies
Mends International, Ltd.
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’s Request for Arbitration arises out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company has asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. The results of this hearing are not expected until November 2009. The Company is contesting this arbitration case vigorously. However, as of August 28, 2009 the Company had recorded a reserve in this matter.
Administrative Agreement with U.S. Navy.
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
9. Stock Exchange Listing
Delisting from NYSE AMEX LLC
     On April 23, 2009, ETC’s Board of Directors decided to voluntarily delist its common stock from NYSE AMEX LLC (“AMEX”) and notified AMEX of its decision. On May 20, 2009, the Company filed with the SEC and AMEX a Form 25 relating to the delisting of its common stock, and the delisting of its common stock became effective ten days thereafter. Accordingly, the last day of trading of its common stock on AMEX was May 29, 2009. The Company’s common stock is currently quoted for trading on the Over-the-Counter Bulletin Board.
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
10. Segment Information (unaudited):
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

	(in thousands)
	TSG	CSG	Total
Thirteen weeks ended and as of August 28, 2009:
Net sales	$4,881	$4,979	$9,860
Interest expense	128	222	350
Depreciation and amortization	345	76	421
Operating profit	1,254	1,000	2,254
Identifiable assets	5,388	5,629	11,017
Expenditures for segment assets	170	132	302

Thirteen weeks ended and as of August 29, 2008:
Net sales	$4,199	$4,525	$8,724
Interest expense	396	36	434
Depreciation and amortization	160	397	557
Operating loss	(666)	(162)	(828)
Identifiable assets	4,881	6,234	11,115
Expenditures for segment assets	655	—	655
Reconciliation to consolidated amounts	2009	2008

Segment assets	$11,017	$11,115
Corporate assets	25,616	20,255

Total assets	$36,633	$31,370

Segment operating profit (loss)	$2,254	$(828)
Interest expense	350	434

Total profit (loss) for segments	1,904	(1,262)

Corporate home office expenses	363	289
Loss on extinguishment of debt	224	—
Other expenses, net	66	50
Noncontrolling interest	2	(8)

Net profit/(loss)	$1,249	$(1,593)

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued

	(in thousands)
	TSG	CSG	Total
Twenty-six weeks ended and as of August 28, 2009:
Net sales	$11,796	$7,645	$19,441
Interest expense	427	439	866
Depreciation and amortization	495	487	982
Operating profit	3,148	830	3,978
Identifiable assets	5,388	5,629	11,017
Expenditures for segment assets	411	287	698

Twenty-six weeks ended and as of August 29, 2008:
Net sales	$8,499	$10,200	$18,699
Interest expense	644	226	870
Depreciation and amortization	305	808	1,113
Operating loss (profit)	(1,608)	134	(1,474)
Identifiable assets	4,881	6,234	11,115
Expenditures for segment assets	1,132	59	1,191
Reconciliation to consolidated amounts	2009	2008

Segment assets	$11,107	$11,115
Corporate assets	25,616	20,255

Total assets	$36,633	$31,370

Segment operating profit (loss)	$3,978	$(1,474)
Interest expense	866	870

Total profit (loss) for segments	3,112	(2,344)

Corporate home office expenses	744	756
Loss on extinguishment of debt	224	—
Other expenses, net	121	(11)
Noncontrolling interest	4	(7)

Net profit/(loss)	$2,019	$(3,082)

     Concentration of sales greater than 10% included approximately 36% of sales totaling $3,582,000 in the thirteen weeks ended August 28, 2009 to two international customers, one customer in the pilot training product line and one in the simulation line, and approximately 11% of sales totaling $986,000 in the thirteen weeks ended August 29, 2008 to one customer in the international pilot training product line.
     Included in the segment information for the thirteen weeks ended August 28, 2009 are export sales (which includes sales made by the Company’s foreign subsidiaries) of $5,307,000. Of this amount, there are sales to or relating to governments or commercial accounts in Saudi Arabia of $3,582,000. Included in the segment information for the thirteen weeks ended August 29, 2008 are export sales of $4,016,000. Of this amount, there are sales to or relating to governments or commercial accounts in Saudi Arabia ($986,000) and Turkey ($709,000). Sales to the U.S. Government and its agencies were $1,676,000 for the current period and $386,000 for the same period in fiscal 2009.
     Approximately 45% of sales totaling $8,693,000 in the twenty-six weeks ended August 28, 2009 were made to a U.S. Government and two international customers, one in the pilot training product line and one in the simulation line. Approximately 13% of sales totaling $2,520,000 in the twenty-six weeks ended August 29, 2008 were made to one international customer in the TSG segment.
     Included in the segment information for the twenty-six weeks ended August 28, 2009 are export sales of $11,093,000. Of this amount there are sales to or relating to governments or commercial accounts in Saudi Arabia of $6,666,000. Included in the segment information for the twenty-six weeks ended August 29, 2008 are export sales of $7,678,000. Of this amount, there are sales to or relating to commercial accounts in Saudi Arabia of $2,521,000 and in Turkey of $1,150,000. Sales to the U.S. Government and its agencies aggregated $3,512,000 in the current period and $1,377,000 in the prior period.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
11. Sales Backlog
     The Company’s sales backlog at August 28, 2009 and February 27, 2009, for work to be performed and revenue to be recognized under written agreements after such dates, was $36,579,000 and $44,324,000, respectively. Of the August 28, 2009 sales backlog, the Company had contracts totaling approximately $7,259,000 for contracts in Saudi Arabia and one contract totaling $17,062,000 for the U.S. Government.
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
     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) the trading of the Company’s common stock on the Over-the-Counter Bulletin Board, (ii) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (iii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iv) statements of future economic performance, (v) statements of assumptions and other statements about the Company or its business, (vi) statements made about the possible outcomes of litigation involving the Company, (vii) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (viii) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2009, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
     The Company cautions that the foregoing list of important factors is not exclusive. Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.
     In this report all references to “ETC,” the “Company,” “we,” “us,” or “our,” mean Environmental Tectonics Corporation and our subsidiaries.
     References to fiscal second quarter 2010 and the first half of fiscal 2010 are references to the 13 and 26 week periods ended August 28, 2009, respectively. References to fiscal second quarter 2009 and the first half of fiscal 2009 are references to the 13 and 26 week periods ended August 29, 2008.
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
     The following factors had an adverse impact on our performance (operating results and/or cash flow) for the fiscal quarter ended August 28, 2009:
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
     In response to the ongoing domestic market budgetary constraints for G-force, aeromedical training and spatial disorientation, and as a potential alternative to high cost high risk air combat training, in 2004 we began incorporating tactical combat flight capabilities into our human centrifuge technology. Dubbed the Authentic Tactical Fighting System (“ATFS”), this product was the first fully “flyable” centrifuge-based tactical maneuvering ground based simulator. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high G-force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. This technology is in constant evolution as additional functionality in the form of multiple fighter jet cockpit applications (e.g., F-16, F-35, etc.) are developed.
     Spending continues in fiscal 2010 to market tactical flight simulation to the world’s defense agencies. Our goal is to validate the use of ground-based simulation as an alternative method to actual in-flight training to teach jet pilots tactical flight and combat skills. We are hopeful that previous year awards of research contracts from the U. S. Navy and the U.S. Air Force to develop Tactical Aircraft Configuration Modules (TacModules) will lead to additional funds to continue the development and validation of this important technology.
     Our National Aerospace Training and Research (NASTAR) Center, which opened in fiscal 2008, is an integrated pilot training center offering a complete range of aviation training and research support for military jet pilots and civil aviation as well as space travel and tourism. The NASTAR Center houses state of the art equipment including the ATFS-400, a GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, a Hypobaric Chamber, an Ejection Seat Trainer, and a Night Vision and Night Vision Goggle Training System. These products represent 37 years of pioneering development and training solutions for the most rigorous stresses encountered during high performance aircraft flight including the effects of altitude exposure, High G-force exposure, spatial disorientation and escape from a disabled aircraft.
     Spending on expanding functionality and applications primarily on the ATFS-400 continued through the current period, albeit at a reduced pace.
•	continued development of software for our Advanced Disaster Management Scenario (“ADMS”) product line;
     This product requires a continuous flow of funds for software development. The market demands extremely high fidelity, realistic graphics, seamless interactivity and connectivity of objects and additional disaster scenarios. A constant goal is to make the hardware configuration more user friendly.
•	cash limitations;
     Funding the cash requirements of our large, long-term multi-year projects, the costs of technological and software development, costs associated with the NASTAR Center, the significant cost of preparing technical proposal submittals, and the continuing cost to market our ATFS technology to the U.S. government and international government defense agencies requires flexible sources of funds which may be over-or-under utilized throughout the year. Although most of our long-term contracts incorporate milestone or progress payments, the cash flows associated with production and material requirements tend to vary significantly over time. These projects tend to be cash positive in the early stages of engineering and design and cash negative during the material purchase and production phase. Under the terms and conditions of the Lenfest Financing Transaction, which was approved by the Company’s shareholders on July 2, 2009, the Company has access to an additional $5 million under its bank credit agreement and up to $7.5 million from Lenfest to finance U.S. Government projects.
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

Results of Operations
Thirteen weeks ended August 28, 2009 compared to thirteen weeks ended August 29, 2008
     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results

	13 weeks ended	13 weeks ended	Variance	Variance
	August 28, 2009	August 29, 2008	$	%
	(amounts in thousands)		( )=Unfavorable
Sales:
Domestic	$2,877	$4,322	$(1,445)	(33.4)%
US Government	1,676	386	1,290	334.2%
International	5,307	4,016	1,291	32.1%

Total Sales	9,860	8,724	1,136	13.0%

Gross Profit	4,956	2,042	2,914	142.7%
Selling, general & administrative	2,838	2,755	(83)	(3.0)%
Research & development	227	404	177	43.8%

Operating profit (loss)	1,891	(1,117)	3,008	269.3%
Interest expense, net	350	434	84	19.4%
Other expense, net	66	50	(16)	(32.0)%
Loss on extinguishment of debt	224	0	(224)	—
Noncontrolling interest	2	(8)	(10)	(125.0)%

Net income (loss)	$1,249	$(1,593)	$2,842	178.4%
Net income (loss) per common share-basic	$0.09	$(0.20)	$0.29	145.0%
Net income (loss) per common share-diluted	$0.06	$(0.20)	$0.26	130.0%

Net Income
     The Company had a net income of $1,249,000 or $0.09 (basic) and $.06 (diluted) per share during the second quarter of fiscal 2010 compared to a net loss of $(1,593,000), or ($0.20) per share (basic and diluted), for the second quarter of fiscal 2009, representing an improvement of $2,842,000 in net income. The improvement reflected an increase in sales and corresponding increase in gross profit coupled with lower research and development and interest expenses. Acting as partial offsets were higher selling, general and administrative expenses and a loss on extinguishment of debt relating to a non-cash charge associated with the Lenfest Financing Transaction which occurred on July 2, 2009. See Note 2 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Sales
     Sales for the second quarter of fiscal 2010 were $9,860,000 as compared to $8,724,000 for the second quarter of fiscal 2009, an increase of $1,136,000 or 13.0%. As the table indicates, significant increases were realized in the U.S. Government and International areas which were partially offset by a decline in domestic sales.
Domestic Sales
     Domestic sales in the second quarter of fiscal 2010 were $2,877,000 as compared to $4,322,000 in the second quarter of fiscal 2009, a decrease of $1,445,000 or 33.4%, reflecting significant decreases in all product lines except sterilizers and entertainment. Environmental products (down $900,000, 72.6%) in the prior period benefited from significant work on a large domestic automotive contract which was basically completed last year. Environmental products, whose domestic commercial market is primarily automotive, suffered from the severe contraction of the three major U.S. car manufacturers. Hyperbaric products (down $988,000, 77.4%) reflected the impact of the current economic downturn. Simulation (down $280,000, 77.0%) performance was down from the prior period as the prior period included significant work on an ADMS product for New York City. Domestic sales represented 29.2% of the Company’s total sales in the second quarter of fiscal 2010, as compared to 49.5% for the second quarter of fiscal 2009.
     U.S. Government sales in the second quarter of fiscal 2010 were $1,676,000 as compared to $386,000 in the second quarter of fiscal 2009, an increase of $1,290,000, or 334.2%, and represented 17.0% of total sales in the second quarter of fiscal 2010 versus 4.4% for the second quarter of fiscal 2009. Significant increases were evidenced in aircrew training systems sales primarily due to a large U.S. Navy disorientation device contract and environmental sales on a chamber contract with the U.S. Army. Given the existing U.S. Government sales contracts in the Company’s backlog, the award for a $35 million centrifuge contract the Company received in September 2009 (which is currently under protest), and the potential for significant awards in the future, the Company anticipates this increase in the concentration of sales with the U.S. Government to continue.
International Sales
     International sales, which includes sales in the Company’s Polish subsidiary, for the second quarter of fiscal 2010 were $5,307,000 as compared to $4,016,000 in the second quarter of fiscal 2009, an increase of $1,291,000 or 32.1%, and represented 53.8% of total sales, as compared to 46.1% in the second quarter of fiscal 2009. The favorable international performance reflected higher simulation sales (up $1,437,000), and higher aircrew training systems sales (up $323,000, 15.4%), both primarily for contracts in the Middle East. Included in the segment information for the thirteen weeks ended August 28, 2009 are sales to or relating to governments or commercial accounts in Saudi Arabia of $3,582,000.
     The Company currently has major proposals outstanding for international projects.
     Fluctuations in sales to international countries from year to year primarily reflect percentage of completion (“POC”) revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
     Gross profit for the second quarter of fiscal 2010 was $4,956,000 as compared to $2,042,000 in the second quarter of fiscal 2009, an increase of $2,914,000 or 142.7%. The favorable performance reflected the sales increase coupled with a significant 26.9 percentage point increase in the rate as a percentage of sales. The gross margin dollar increase followed the sales increase in both governmental and international sales partially offset by the reduction in domestic sales. Gross profit as a percentage of sales was 50.3% for the second quarter of fiscal 2010, compared to 23.4% for the prior period. Favorable gross profit rates as a percentage of revenues were evidenced in all geographic categories with domestic up 12.6 percentage points (sterilizers were the primary contributor), U.S. government up 46.9 percentage points (ATS increased most significantly), and international up 38.5 percentage points (reflecting ATS and simulation).
Selling and Administrative Expenses
     Selling and administrative expenses for the second quarter of fiscal 2010 were $2,838,000 as compared to $2,755,000 in the second quarter of fiscal 2009, an increase of $83,000 or 3.0%. The increase reflected increased commissions on the higher sales level and the mix of contracts.
Research and Development Expenses
     Research and development expenses, which are charged to operations as incurred, were $227,000 for the second quarter of fiscal 2010 as compared to $404,000 for the second quarter of fiscal 2009. The reduction reflected a difference in government grants in the Company’s Turkish subsidiary between the two periods. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the second quarter of fiscal 2010 was $350,000 as compared to $434,000 for the second quarter of fiscal 2009, representing a decrease of $84,000 or 19.4%. The decrease reflected the impact of the exchange of subordinated debt for preferred stock under the Lenfest transaction which was completed in July, 2009. Given the exchange of convertible debt for equity under the Lenfest Financing Transaction, and the potential ability to issue additional Series D Preferred Stock as payment for any interest on borrowings under the Lenfest Credit Facility, it is anticipated that interest expense will decrease in future periods.
Other Income/Expense
     Other income/expense, net, was a net expense of $66,000 for the second quarter of fiscal 2010 versus a net expense of $50,000 for the second quarter of fiscal 2009.
Loss on Extinguishment of Debt
     The Company recorded a loss on extinguishment of debt (the Subordinated Note) of $224,000, which represents the unamortized portion of the debt discount that was recorded at the issuance of this instrument. This charge was necessitated to record the exchange of subordinated debt for preferred stock under the Lenfest transaction which was completed in July 2009. See Note 2 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.

Income Taxes
     Due to the utilization of net operating loss carry forwards available (which were approximately $39.8 million as of February 27, 2009) the Company has not recorded a current income tax provision.
Twenty-six weeks ended August 28, 2009 compared to twenty-six weeks ended August 29, 2008
     We have historically experienced significant variability in our revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	26 weeks ended	26 weeks ended	Variance	Variance
	August 28, 2009	August 29, 2008	$	%
	(amounts in thousands)		( )=Unfavorable
Sales:
Domestic	$4,836	$9,644	$(4,808)	(49.9)%
US Government	3,512	1,377	2,135	155.0%
International	11,093	7,678	3,415	44.5%

Total Sales	19,441	18,699	742	4.0%

Gross Profit	9,383	4,537	4,846	106.8%
Selling, general and administrative	5,694	6,068	374	6.2%
Research and development	455	699	244	34.9%

Operating profit (loss)	3,234	(2,230)	5,464	245.1%
Interest expense, net	866	870	4	0.6%
Other expense (income), net	121	(11)	(132)	(1,300.0)%
Loss on extinguishment of debt	224	0	(224)	—
Noncontrolling interest	4	(7)	(11)	(157.1)%

Net income (loss)	$2,019	$(3,082)	$5,101	165.5%
Net income (loss) per common share-basic	$0.15	$(0.39)	$0.54	138.5%
Net income (loss) per common share-diluted	$0.09	$(0.39)	$0.48	123.1%

Net Income
     The Company had a net income of $2,019,000 or $0.15 (basic) and $0.09 (diluted) per share during the first half of fiscal 2010 compared to a net loss of $(3,082,000), or ($0.39) per share (basic and diluted), for the first half of fiscal 2009, representing an improvement of $5,101,000, or 165.5% in net income. The improvement reflected a significant improvement in gross profit on slightly higher sales coupled with reduced operating expenses. Acting as a partial offset were higher other expenses and a loss on extinguishment of debt on a charge associated with the Lenfest Financing Transaction which occurred on July 2, 2009. See Note 2 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Sales
     Sales for the first half of fiscal 2010 were $19,441,000 as compared to $18,699,000 for the first half of fiscal 2009, an increase of $742,000 or 4.0%. As the table indicates, significant increases were realized in the U.S. Government and International areas which were partially offset by a decline in domestic sales.
Domestic Sales
     Domestic sales in the first half of fiscal 2010 were $4,836,000 as compared to $9,644,000 in the first half of fiscal 2009, a decrease of $4,808,000 or 49.9%, primarily reflecting significant decreases in the environmental (down $2,402,000, 77.1%), hyperbaric (down $1,619,000, 63.8%) and sterilizer (down $851,000, 32.2%) product lines. Environmental products in the prior period benefited from significant work on a large domestic automotive contract which was basically completed last year. Additionally, given that the environmental products domestic commercial market is primarily automotive, this product line has suffered from the severe contraction of the three major U.S. car manufacturers. Hyperbaric and sterilizer products performance both reflected the impact of the current economic downturn. Domestic sales represented 24.9% of the Company’s total sales in the first half of fiscal 2010, as compared to 51.6% for the first half of fiscal 2009.

     U.S. Government sales in the first half of fiscal 2010 were $3,512,000 as compared to $1,377,000 in the first half of fiscal 2009, an increase of $2,135,000, or 155.0%, and represented 18.1% of total sales in the first half of fiscal 2010 versus 7.4% for the first half of fiscal 2009. Significant increases were evidenced in aircrew training systems sales primarily due to a large U.S. Navy disorientation device contract and environmental sales on a chamber contract with the U.S. Army. Given the existing U.S. Government sales contracts in the Company’s backlog, the award for a $35 million centrifuge contract the Company received in September 2009 (which is currently under protest), and the potential for additional awards in the future, the Company anticipates this increase in the concentration of sales with the U.S. Government to continue.
International Sales
     International sales, which include sales in the Company’s Polish subsidiary, for the first half of fiscal 2010 were $11,093,000 as compared to $7,678,000 in the first half of fiscal 2009, an increase of $3,415,000 or 44.5%, and represented 57.0% of total sales, as compared to 41.0% in the first half of fiscal 2009. The favorable international performance primarily reflected higher simulation sales (up $2,573,000), and higher aircrew training systems sales (up $985,000, or 20.6%), both primarily for contracts in the Middle East. Included in the segment information for the twenty-six weeks ended August 28, 2009 are sales to or relating to governments or commercial accounts in Saudi Arabia of $6,666,000.
     Company currently has major proposals outstanding for international projects.
     Fluctuations in sales to international countries from year to year primarily reflect percentage of completion (“POC”) revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
     Gross profit for the first half of fiscal 2010 was $9,383,000 as compared to $4,537,000 in the first half of fiscal 2009, an increase of $4,846,000 or 106.8%. The favorable performance reflected the sales increase coupled with a significant 24.0 percentage point increase in the rate as a percentage of sales. The gross margin dollar increase followed the sales increase in both governmental and international sales partially offset by the reduction in domestic sales. Favorable gross profit rates as a percentage of revenues were evidenced in all geographic categories with domestic up 9.7 percentage points, U.S. government up 27.3 percentage points (ATS increased most significantly), and international up 35.8 percentage points (reflecting increases in ATS and simulation).
Selling and Administrative Expenses
     Selling and administrative expenses for the first half of fiscal 2010 were $5,694,000 as compared to $6,068,000 in the first half of fiscal 2009, a decrease of $374,000 or 6.2%. The decrease reflected reduced legal expenses partially offset by increased commissions on the higher sales level and mix of contracts.
Research and Development Expenses
     Research and development expenses, which are charged to operations as incurred, were $455,000 for the first half of fiscal 2010 as compared to $699,000 for the first half of fiscal 2009. The reduction reflected a difference in government grants in the Company’s Turkish subsidiary between the two periods. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the first half of fiscal 2010 was $866,000, basically equal to the prior period expense of $870,000 for the first half of fiscal 2009. The current period expense reflected a $2.5 million increase in borrowings which was partially offset by reduced interest expense on the Company’s subordinated debt. This debt was exchanged for preferred stock under the Lenfest Financing Transaction which was completed in July, 2009. Given the exchange of this subordinated debt for equity under the Lenfest Financing Transaction and the potential ability to issue additional Series D Preferred Stock as payment for any interest on borrowings under the Lenfest Credit Facility, it is anticipated that interest expense will decrease in future periods.
Other Income/Expense, Net
     Other income/expense, net, was a net expense of $121,000 for the first half of fiscal 2010 versus a net income of $11,000 for the first half of fiscal 2009. The prior period included proceeds from a property damage claim.
Loss on Extinguishment of Debt
     The Company recorded a loss on extinguishment of debt (the Subordinated Note) of $224,000, which represents the unamortized portion of the debt discount that was recorded at the issuance of this instrument. This charge was necessitated to record the exchange of subordinated debt for preferred stock under the Lenfest Financing Transaction which was completed in July 2009. See Note 2 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
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
     On April 24, 2009, the Company entered into the Lenfest Financing Transaction with Lenfest that provided for the following: (i) a $7,500,000 credit facility provided by Lenfest to ETC; (ii) exchange of the Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association in connection with an increase of the Company’s existing $15,000,000 revolving line of credit with PNC Bank to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities. This additional capital will enable the Company to continue to bid on, and potentially win, a number of significant U.S. and foreign government during fiscal 2010 as well as to continue to operate its business.
     On July 2, 2009, the Company held its 2009 Annual Meeting of Shareholders, at which time the Company obtained the Shareholder Approval’s for the Lenfest Financing Transaction.
     During the twenty-six weeks ended August 28, 2009, operating activities generated $537,000 of cash versus $291,000 for the corresponding prior period. This improvement primarily reflected an approximate $5.1 million improvement in net income and increased customer receivable collections as compared to the corresponding prior period. Partial offsets were an almost equal usage of cash totaling approximately $5.2 million in the two balance sheet accounts associated with percentage of completion accounting for the Company’s long term contracts, namely the asset account of costs and estimated earnings (resulting from revenue recognition without associated billing) and the liability account of billings in excess of costs (resulting from billing in advance of revenue recognition), and customer deposits.
     The Company’s investing activities required $874,000 during the twenty-six weeks ended August 28, 2009, down from $1,191,000 for the prior period.
     The Company’s financing activities generated $684,000 during the twenty-six weeks ended August 28, 2009 primarily reflecting borrowing under the Company’s line of credit.
     We believe that existing cash balances at August 28, 2009, cash generated from operating activities, and funding under the Lenfest Financing Transaction (as noted above) will be adequate to meet our future obligations through at least August 28, 2010.
Backlog
     Our sales backlog at August 28, 2009 and February 27, 2009 for work to be performed and revenue to be recognized under written agreements after such dates, was $36,579,000 and $44,324,000, respectively. Of the August 28, 2009 sales backlog, we have contracts totaling approximately $7,259,000 for contracts in Saudi Arabia and one contract totaling $17,062,000 for the U.S. Government.
     The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Item 4.	Controls and Procedures
Evaluation of Disclosure Control and Procedures
     As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were functioning effectively and provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Mends International, Ltd.
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’s Request for Arbitration arises out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486.00, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company has asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. The results of this hearing are not expected until November 2009. The Company is contesting this arbitration case vigorously. However, as of August 28, 2009 the Company had recorded a reserve in this matter.
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
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to Vote of Security Holders
     On July 2, 2009, the Company held its 2009 Annual Meeting of Shareholders, at which the shareholders (i) elected the current directors of the Company, (ii) approved the Company’s 2009 Employee, Director and Consultant Stock Plan, (iii) approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 20,000,000 to 50,000,000, (iv) approved the Series E Exchange and (v) approved the restoration of the voting rights of certain securities currently held by or issuable to Lenfest as part of the Lenfest Financing Transaction. The voting results of the Annual Meeting can be found in the Company’s Form 8-K that was filed with the SEC on July 6, 2009.

Item 5.	Other Information
None.

Item 6.	Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated October 13, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated October 13, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32
Certification dated October 13, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date:	October 13, 2009

	By:	/s/ William F. Mitchell William F. Mitchell President and Chief Executive Officer (Principal Executive Officer)

Date:	October 13, 2009

	By:	/s/ Duane Deaner Duane Deaner, Chief Financial Officer (Principal Financial and Accounting Officer)