Form 10-Q
period 2009-11-27
ENVIRONMENTAL TECTONICS CORP
filed 2010-01-11
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2009
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
     Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted, pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
     Yes ☐   No ☑
     As of January 8, 2010, there were 9,073,052 shares of the registrant’s common stock issued and outstanding.

     When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share information)

	Thirteen week period		Thirty-nine week period
	ended		ended
	November 27,	November 28,	November 27,	November 28,
	2009	2008	2009	2008
Net sales	$10,974	$8,706	$30,415	$27,405
Cost of goods sold	6,530	5,749	16,588	19,911

Gross profit	4,444	2,957	13,827	7,494

Operating expenses:
Selling and administrative	2,905	2,434	8,599	8,502
Research and development	(201)	247	254	946

	2,704	2,681	8,853	9,448

Operating profit (loss)	1,740	276	4,974	(1,954)

Other expenses:
Interest expense	164	417	1,030	1,287
Loss on extinguishment of debt	91	—	315	—
Other, net	121	(27)	242	(38)

	376	390	1,587	1,249

Income (loss) before income taxes	1,364	(114)	3,387	(3,203)
Income tax benefit	2,606	—	2,606	—

Income (loss) before noncontrolling interest	3,970	(114)	5,993	(3,203)
Income (loss) attributable to noncontrolling interest	(8)	(1)	(4)	(6)

Net income (loss)	3,978	(113)	5,997	(3,197)

Preferred stock dividends	(594)	(230)	(1,289)	(695)

Income (loss) applicable to common shareholders	$3,384	$(343)	$4,708	$(3,892)

Per share information:
Earnings (loss) per common share:
Basic	$0.37	$(0.04)	$0.52	$(0.43)

Diluted	$0.19	$(0.04)	$0.28	$(0.43)

Weighted average common shares:
Basic	9,071,000	9,035,000	9,066,000	9,035,000

Diluted	21,277,000	9,035,000	21,290,000	9,035,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	November 27,	February 27,
	2009	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$2,973	$520
Restricted cash	3,018	4,454
Accounts receivable, net of allowance for bad debt of $411 and $364	9,194	5,100
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	4,470	2,460
Inventories, net	6,084	4,435
Deferred tax assets, current	5,683	2,431
Prepaid expenses and other current assets	890	398

Total current assets	32,312	19,798

Property, plant and equipment, at cost, net	13,581	15,786
Construction in progress	—	275
Software development costs, net of accumulated amortization of $13,773 and $13,105	712	1,013
Other assets	411	406

Total assets	$47,016	$37,278

LIABILITIES
Current portion of long-term debt	$130	$9
Accounts payable — trade	2,233	2,105
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	4,314	4,155
Customer deposits	2,164	2,397
Accrued interest and dividends	725	4,197
Deferred tax liabilities, current	—	—

Other accrued liabilities	2,739	2,251

Total current liabilities	12,305	15,114

Long-term obligations, less current portion:
Credit facility payable to bank	13,843	10,510
Promissory note payable	—	1,891
Subordinated convertible debt	—	9,664
Other long-term debt	26	7

	13,869	22,072

Deferred tax liabilities	3,003	2,350

Unearned interest	95	152

Total liabilities	29,272	39,688

Commitments and contingencies	—	—

Cumulative convertible participating preferred stock, Series B, $.05 par value, 15,000 shares authorized; 6,000 shares issued and outstanding at February 27, 2009	—	6,000

Cumulative convertible participating preferred stock, Series C, $.05 par value, 3,300 shares authorized, issued and outstanding at February 27, 2009	—	3,300

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Cumulative convertible participating preferred stock, Series D, $.05 par value, 11,000 shares authorized; 155 shares outstanding	155	—
Cumulative convertible participating preferred stock, Series E, $.05 par value, 25,000 shares authorized; 23,741 shares outstanding	23,741	—
Common stock, $.05 par value, 50,000,000 shares authorized; 9,073,052 and 9,049,351 shares issued and outstanding	453	452
Additional paid-in capital	14,595	15,399
Accumulated other comprehensive loss	(189)	(557)
Accumulated deficit	(21,049)	(27,046)

Total stockholders’ equity (deficiency)	17,706	(11,752)

Noncontrolling interest	38	42

Total stockholders’ equity (deficiency)	17,744	(11,710)

Total liabilities and stockholders’ equity (deficiency)	$47,016	$37,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirty-nine week period ended
	November 27,	November 28,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,997	$(3,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,458	1,668
Decrease in valuation allowance for deferred tax assets	(2,606)	—
Loss on extinguishment of debt	315	—
Accretion of debt discount	225	223
Increase in allowances for accounts receivable and inventories, net	497	(5)
Loss attributable to noncontrolling interest	(4)	(6)
Stock compensation expense	—	43
Changes in operating assets and liabilities:
Accounts receivable	(4,141)	(467)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(2,010)	2,696
Inventories	840	1,702
Prepaid expenses and other assets	48	(229)
Accounts payable	128	(751)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	159	(2,296)
Customer deposits	(233)	(320)
Other accrued liabilities	492	1,336

Net cash provided by operating activities	1,165	397

Cash flows from investing activities:
Acquisition of equipment	(1,337)	(982)
Capitalized software development costs	(279)	(227)
Payments for construction in progress	—	(381)

Net cash used in investing activities	(1,616)	(1,590)

Cash flows from financing activities:
Borrowings under lines of credit, net	3,333	100
Repayment of note payable	(2,000)	—
Issuance of common stock	1	—
Borrowings (payments) of other debt obligations	140	(7)
Payment of dividends	(374)	—
Payment of claim settlement costs	—	(2,275)
Decrease in restricted cash	1,436	2,052

Net cash provided by (used in) financing activities	2,536	(130)

Effect of exchange rate changes on cash	368	—

Net increase (decrease) in cash	2,453	(1,323)
Cash at beginning of period	520	1,871

Cash at end of period	$2,973	$548

Supplemental schedule of cash flow information:
Interest paid	$364	$383
Income taxes paid	—	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on preferred stock	$319	$695
On July 2, 2009, the Company exchanged certain existing related-party financial instruments for a newly-created class of Series E Convertible Preferred Stock. The value of this exchange was $23,741. Additionally, the Company issued $155 of Series D Preferred Stock as loan origination fees in connection with the $7,500 Lenfest Credit Facility. See Note 2 — Long-Term Obligations and Credit Arrangements.
In the thirty-nine week period ended November 27, 2009, the Company reclassed $2,939 from property, plant and equipment to contract inventory.
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
     The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 27, 2009. The results of operations for the interim period are not indicative of results to be expected for the full year.
     Certain amounts from the audited February 27, 2009 Balance Sheet have been reclassified for comparative purposes.
     References to fiscal third quarter 2010 and the nine months of fiscal 2010 are references to the thirteen and thirty-nine week periods ended November 27, 2009, respectively. References to fiscal third quarter 2009 and the first nine months of fiscal 2009 are references to the thirteen and thirty-nine week periods ended November 28, 2008.
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
     At November 27, 2009, there was $23,896,000 of cumulative convertible participating preferred stock. These instruments were convertible at exercise prices of:
•	Series D Preferred Stock of $55,000 at $0.94 per share, equating to 58,511 shares of common stock, issued in April 2009;

•	Series D Preferred Stock of $100,000 at $1.11 per share, equating to 90,090 shares of common stock, issued in July 2009;

•	Series E Preferred Stock of $23,741,000 at $2.00 per share, equating to 11,870,500 shares of common stock, issued in July 2009.
     On February 20, 2009, in connection with the issuance of a $2,000,000 promissory note, the Company issued warrants to purchase 143,885 shares of the Company’s common stock at $1.39 per share. Additionally, on July 2, 2009, in consideration of an increase of the guarantee on the PNC line of credit, the Company issued warrants to purchase 450,450 shares of the Company’s common stock at $1.11 per share. (See Note 2, Long-Term Obligations and Credit Arrangements, following.)
     At November 27, 2009 and November 28, 2008, there were options to purchase the Company’s common stock totaling 157,652 and 332,390 shares at an average price of $5.90 and $6.87 per share, respectively. Due to the conversion price of these common stock options, these shares were excluded from the calculation of diluted earnings (loss) per share because the effect was antidulutive.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     The following table is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the thirteen and thirty-nine week periods ended November 27, 2009. Due to the loss for the thirteen and thirty-nine week periods ended November 28, 2008, the effect of dilutive securities for these periods are not presented since the effect would be anti-dilutive.

	Thirteen week period ended			Thirty-nine week period ended
	November 27, 2009			November 27, 2009
		Weighted	per		Weighted	per
	Income	average	share	Income	average	share
	(in thousands)	shares	amount	(in thousands)	shares	amount
Net income	$3,978			$5,997
Less preferred stock dividends	(594)			(1,289)

Basic earnings per share:
Basic earnings available to common shareholders	$3,384	9,071,000	$0.37	$4,708	9,066,000	$0.52

Effect of dilutive securities:
Preferred stock		12,019,000			12,019,000
Stock warrants		187,000			205,000

Diluted earnings per share:
Basic earnings available to common shareholders	$3,384			$5,997
Add: Preferred stock dividend	594			1,289

Income available to common shareholders plus effect of dilutive securities	$3,978	21,277,000	$0.19	$5,997	21,290,000	$0.28

     Research and Development Costs
     Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred. The Company enters into research grants with various government entities, both in the United States and internationally. Payments received under these grants are recorded as a reduction of research and development costs.
     Significant Accounting Policies
Subsequent Events
     These financial statements were approved by management and were issued on January 11, 2010. Management has evaluated subsequent events through this date.
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes as well as the valuation of net loss carryforwards. Valuation allowances are reviewed each fiscal period to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.
     We believe adequate provision has been made for all outstanding issues for all open years. Significant judgments and estimates are required in determining the provision for taxes, including judgments and estimates regarding the realization of deferred tax assets and the ultimate outcomes of tax-related contingencies. During the normal course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We either recognize a liability, including interest, or reduce a tax asset, for the anticipated outcome of tax audits. We adjust these amounts in light of changing facts and circumstances.
     Other than the aforementioned Subsequent Event disclosure, there have been no material changes in the Company’s significant accounting policies during fiscal 2010 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2009.
     Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for financial instruments The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. This pronouncement has not had a material impact on the Company’s financial position and results of operations.
     In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the thirteen and twenty-six week periods ended August 28, 2009.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     In June 2009, the FASB established the FASB Accounting Standards Codification “the “Codification” as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance is effective for interim periods ending after September 15, 2009. We adopted this guidance for the thirteen week period ended November 27, 2009, with no effect on our consolidated results of operations and financial condition for the thirteen and thirty-nine week periods ended November 27, 2009.
     In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our consolidated results of operations and financial condition.
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
     On July 2, 2009, the Company held its 2009 Annual Meeting of Shareholders, at which time the Company obtained shareholder approval (the “Shareholder Approvals”) of the Lenfest Financing Transaction and certain other matters.
Lenfest Credit Facility
     As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500,000 with Lenfest (the “Lenfest Credit Facility”). The Lenfest Credit Facility is required to be used to finance certain government projects that ETC has been awarded or is seeking to be awarded. The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”). In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500,000 (the “Lenfest Credit Facility Note”) based on the amount borrowed by the Company pursuant to the Lenfest Credit Agreement. As a result of obtaining the Shareholder Approvals, each Lenfest Credit Facility Note issued under the Lenfest Credit Facility will accrue interest at the rate of 10% per annum (rather than the original interest rate of 15% per annum), payable in cash or, at the option of Lenfest, in shares of Series D Preferred Stock of the Company, as described below. As of November 27, 2009, the Company had $7.5 million available funding under this facility.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Exchange of Existing Instruments for Series E Preferred Stock
     On April 24, 2009, the Company authorized the issuance of two newly-created classes of Convertible Preferred Stock, Series D and Series E. Shares of these have been issued in connection with the Lenfest Financing Transaction. In accordance with standards defined by generally accepted accounting principles on classification and measurement of redeemable securities, the Company has accounted for both of these issues as permanent equity under Shareholders’ Equity in the accompanying consolidated condensed balance sheets. The Company’s Series B and C Preferred Stock had been classified as mezzanine due to a preferential redemption feature of these instruments, which provided that a change in ownership would result in a forced liquidation. The Series D and E shares do not contain this provision. With respect to the convertibility of the Series D and E shares, in accordance with standards defined by generally accepted accounting principles on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and has concluded that the embedded conversion feature did not have a material effect on its stated value.
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

     As a result of this exchange, the Company recorded a loss on extinguishment of debt on the Subordinated Note of $224,000, representing the unamortized portion of the debt discount.
Lenfest Promissory Note
     On February 20, 2009, Lenfest made a loan to ETC in the principal amount of $2,000,000 (the “$2 million Loan”), which amount was considered as advanced under the Lenfest Credit Facility. The $2 million Loan was used by ETC solely to support ETC’s requirements under a proposal for a U.S. Government bid. The terms of the $2 million Loan were set forth in a Secured Promissory Note, dated February 20, 2009, by ETC in favor of Lenfest.
     In connection with the $2 million Loan, the Company issued 143,885 warrants to purchase the Company’s common stock at $1.39 per share. Consequently, the Company recorded a debt discount of $109,000 associated with these warrants using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 107.0%; risk-free interest rate of 0.64%; and an expected life of seven years. Additionally, the Company issued 20,000 shares of the Company’s common stock as part of this transaction. The value of the stock issued, $19,000, has been recorded as a loan origination fee. The $2,000,000 in proceeds from the $2 Million Loan was included in Restricted Cash on the accompanying Condensed Consolidated Balance Sheets as of February 27, 2009. On September 1, 2009, the Company repaid the $2 million Loan in full. The unamortized portion of the original debt discount, $91,000, was expensed during the fiscal quarter ended November 27, 2009, and is reflected as extinguishment of debt on the accompanying Condensed Consolidated Statement of Operations.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Bank Credit and Facility
Increased PNC Bank Credit Facility and Issuance of New Guarantee
     On April 24, 2009, PNC Bank agreed to increase the amount of financing available under the 2007 PNC Credit Facility from $15,000,000 to $20,000,000, subject to the condition that Lenfest continue to personally guarantee all of ETC’s obligations to PNC Bank (the “Lenfest Guaranty”) and that Lenfest pledged $10,000,000 in marketable securities as collateral security for his guarantee (the “Lenfest Pledge”).
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
     In connection with the execution of the 2009 PNC Financing Documents, ETC paid to Lenfest an origination fee of 100 shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”), which is equal to one percent (1%) of the market value of the $10,000,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank. The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100,000 in the aggregate. These shares of Series D Preferred Stock have a conversion price per share equal to $1.11, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of such shares, and would convert into 90,090 shares of ETC common stock. Additionally, ETC will pay Lenfest annual interest equal to 2% of the amount of the Lenfest Pledge, payable in Series D Preferred Stock.
     In consideration of Lenfest entering into the Amended and Restated Guaranty, ETC issued to Lenfest warrants to purchase 450,450 shares of ETC common stock, which shares were equal in value to ten percent (10%) of the amount of the $5,000,000 increase under the 2007 PNC Bank Credit Facility. The warrants are exercisable for seven years following issuance at an exercise price per share equal to $1.11, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of the warrant. The Company has recorded a loan origination deferred charge associated with these warrants of $487,000 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 91.9%; risk-free interest rate of 0.49%; and an expected life of seven years.
     Amounts borrowed under the Amended and Restated PNC Credit Agreement could be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made pursuant to the Amended and Restated PNC Credit Agreement bear interest at either the prime rate (as described in the promissory note executed pursuant to the Amended and Restated PNC Credit Agreement) plus 0.50 percentage points or the London Interbank Offered Rate (“LIBOR”) (as described in the Promissory Note) plus 2.50 percentage points. Additionally, ETC is obligated to pay a fee of 0.125% per year for unused but available funds under the line of credit.
     The Amended and Restated PNC Credit Agreement signed on April 24, 2009 contains affirmative and negative covenants including, but not limited to, limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. The Company was required to maintain a minimum Consolidated Tangible Net Worth (which, as defined, is total assets excluding intangibles less liabilities excluding the Subordinated Convertible Debt) of $3,500,000 for each fiscal quarter starting February 27, 2009 and thereafter. Additionally, the Company was required to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), defined as net income plus interest expense plus income tax expense plus amortization plus depreciation, as follows: fiscal 2010 third quarter $1,000,000, fiscal 2010 fourth quarter $900,000 and all fiscal quarters ending after February 28, 2010, $1,300,000.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     As of November 27, 2009, the Company’s availability under the PNC Credit Agreement was approximately $4,959,000. This reflected cash borrowings under the PNC Credit Agreement of $13,360,000 and outstanding letters of credit of approximately $1,681,000.
     For the purpose of reducing the risk associated with variable interest rates, ETC has entered into an interest rate swap agreement (the “Swap Agreement”) with PNC Bank which provides for a fixed rate through June 30, 2010, the maturity date of the Swap Agreement, for a portion of the Company’s bank borrowings. If the Swap Agreement is terminated prior to maturity, an additional payment to PNC Bank or a credit to the Company might be due, based on the relative market rates at the time of termination. The Swap Agreement transaction has been accounted for under the generally accepted accounting principle for accounting for derivative instruments and hedging activities. At November 27, 2009, ETC recorded a Comprehensive Loss of $146,000 reflecting the reduced value of the interest rate hedge in the accompanying Condensed Consolidated Balance Sheets.
     Due to the Company’s accumulated deficit, all dividends accruing for the previous Series B and C and current Series D and E Preferred Stock issuances have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.
Subordinated Convertible Debt
     As part of the Lenfest Financing Transaction, subordinated convertible debt, which had a face-value of $10 million, was exchanged for Series E Preferred Stock on July 2, 2009. The unamortized portion of the original debt discount, $224,000, was expensed during the fiscal quarter ended August 28, 2009, and is reflected as extinguishment of debt on the accompanying Condensed Consolidated Statement of Operations.
     At the Company’s option, the quarterly interest payments due on this convertible debt had been deferred and added to the outstanding principal. As of July 2, 2009 and February 27, 2009, a total of $2,275,000 and $2,000,000, respectively, in accrued interest was due under the Subordinated Note. As part of the Lenfest Financing Transaction, all accrued interest was exchanged for Series E Preferred Stock.
Dedicated Line of Credit Agreement with PNC Bank
     On November 16, 2009, the Company and PNC Bank entered into a Letter Agreement, Reimbursement Agreement, Pledge Agreement, and Amendment to Subordination Agreement (collectively, the “Dedicated Line of Credit Agreement”), pursuant to which the Company has received a committed line of credit in the amount of $5,422,405 (the “Line of Credit”) which the Company used to satisfy performance bond and repayment guarantee requirements in a contract with an existing customer. Use of this dedicated line of credit is restricted to funding contract requirements under this specific contract.
     As security for this line of credit, ETC and H.F. Lenfest were each required to provide PNC Bank with the equivalent of $2,711,000 in the form of cash or other financial instruments. To meet this requirement, ETC has deposited cash in this amount in a restricted bank account with PNC Bank. H.F. Lenfest has guaranteed the Company’s obligations under the Dedicated Line of Credit Agreement, and has pledged to PNC Bank $2,711,000 in certificated securities. By August 19, 2010, ETC is required to place additional cash funds of $2,711,000 with PNC Bank, at which time the Lenfest guarantee will be terminated and the Lenfest securities will be returned to Lenfest.
ETC-PZL Project Financing
     In September 2009 ETC-PZL located in Warsaw, Poland, entered into a project financing agreement with a Warsaw bank to fund a research and development contract with the Polish government. The amount of this facility is $604,000 and it is being repaid in quarterly installments of approximately $70,000 commencing in September 2009. This facility will expire in September 2011. Use of this line of credit is restricted to funding contract requirements under a specific research and development contract with the Polish government.
Long-term obligations at November 27, 2009 and February 27, 2009 consist of the following:

	November 27,	February 27,
	2009	2009
	(in thousands)
Note payable to bank	$13,360	$10,510
ETC-PZL project financing	604	—
Automobile loan	9	16
Other	26	—
Promissory note, net of unamortized discount of $109	—	1,891
Subordinated convertible debt, net of unamortized discount $336	—	9,664

Total debt obligations	13,999	22,081
Less current maturities	130	9

Long-term obligations, net of current maturities	$13,869	$22,072

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
3. Inventories
     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	November 27,	February 27,
	2009	2009
	(unaudited)
	(in thousands)
Raw materials	$88	$92
Work in process	5,213	3,564
Finished goods	783	779

Total	$6,084	$4,435

     Inventory is presented net of an allowance for obsolescence of $2,270,000 (Raw material $89,000, Work in process $1,480,000 and Finished goods $701,000) and $1,820,000 (Raw material $92,000, Work in process $1,027,000 and Finished goods $701,000) at November 27, 2009 and February 27, 2009, respectively. During the third quarter of fiscal 2010, the Company has reclassed $2,939,000 from property, plant and equipment to inventory.
4. Accounts Receivable:
     The components of accounts receivable are as follows:

	November 27,	February 27,
	2009	2009
	(unaudited)
	(in thousands)
U.S. government receivables	$2,509	$551
U.S. commercial receivables	2,055	1,002
International receivables	5,041	3,911

	9,605	5,464
Less: allowance for doubtful accounts	(411)	(364)

	$9,194	$5,100

5. Fair Value of Financial Instruments
     Effective March 1, 2008, the Company adopted FASB SFAS No. 157, “Fair Value Measurement”. The effect of adopting this standard was not significant. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The levels of the hierarchy are described below:
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The Company’s financial liabilities that are accounted for at fair value on a recurring basis are summarized below:

	Fair Value Measurement at
	November 27, 2009
	(amounts in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities

Credit facility payable to bank	$—	$—	$14,182	$14,182
ETC-PZL contract financing	—	—	558	558

Dedicated line of credit with bank
Interest rate swap agreements	—	146	—	146

Total	$—	$146	$14,740	$14,886

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
7. Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes as well as the valuation of net loss carryforwards. Valuation allowances are reviewed each fiscal period to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.
     Valuation allowances had been recorded against the entire deferred tax asset as of February 27, 2009 due an uncertainty of sustaining an appropriate level of profitability in future periods. As of November 27, 2009, the Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards. As of November 27, 2009, the Company had approximately $36.8 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.
     As a result of the Company’s analysis, an income tax benefit of $2,606,000 has been recorded in the thirteen week period ended November 27, 2009.
     We believe adequate provision has been made for all outstanding issues for all open years. Significant judgments and estimates are required in determining the provision for taxes, including judgments and estimates regarding the realization of deferred tax assets and the ultimate outcomes of tax-related contingencies. During the normal course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We either recognize a liability, including interest, or reduce a tax asset, for the anticipated outcome of tax audits. We adjust these amounts in light of changing facts and circumstances.

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

Thirty-nine week
period ended
November 27, 2009
Statutory income tax	(34.0)%
State income tax, net of federal tax benefit	(3.4)
Research and experimentation and other tax credits	4.3
Benefit of foreign and foreign-source income or loss	(3.2)
Change in valuation allowance	113.0

Effect of change in effective tax rate	(2.6)

Other, net	0.07

73.3%

     For the thirty-nine week period ended November 28, 2008, the Company did not record any benefit for income taxes due to continuing operating losses.
The tax effects of the primary components of the temporary differences are as follows:

	(in thousands)
	November 27,	February 27,
	2009	2009
Deferred tax assets:
Net operating loss and credits	$15,527	$16,520
Vacation reserve	74	74
Inventory reserve	843	676
Receivable reserve	153	135
Warranty reserve	63	63
Compensation and other reserves	312	76
Stock options	96	96
ETC — PZL deferred tax asset	74	81
Other, net	64	74

	17,206	17,795

Valuation Reserve	(11,523)	(15,364)

Total current deferred tax asset	5,683	2,431

Deferred tax liabilities:
Amortization of capitalized software	343	462
Depreciation	2,660	1,888

Total non-current deferred tax liability	3,003	2,350

Net deferred tax asset	$2,680	$81

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
8. Commitments and Contingencies
Mends International, Ltd.
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. As of the filing date of this Quarterly Report on Form 10-Q, a decision had not been determined in this matter, although one is expected by the end of the Company’s fiscal year in February 2010. The Company is contesting this arbitration case vigorously; however, the Company has recorded a reserve in this matter.
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

		(in thousands)
	TSG	CSG	Total
Thirteen week period ended and as of November 27, 2009:
Net sales	$5,720	$5,254	$10,974
Interest expense (income)	252	(88)	164
Depreciation and amortization	178	261	439
Operating profit	1,123	938	2,061
Identifiable assets	11,797	6,094	17,891
Expenditures for segment assets	460	179	639

Thirteen week period ended and as of November 28, 2008:
Net sales	$5,552	$3,154	$8,706
Interest expense	309	108	417
Depreciation and amortization	162	393	555
Operating profit (loss)	917	(373)	544
Identifiable assets	6,105	5,139	11,244
Expenditures for segment assets	100	299	399

	2009	2008
Reconciliation to consolidated amounts
Segment assets	$17,891	$11,244
Corporate assets	29,125	19,231

Total assets	$47,016	$30,475

Segment operating profit	$2,061	$544
Interest expense	164	417

Total profit for segments	1,897	127

Corporate home office expenses	321	268
Loss on extinguishment of debt	91	—
Other expenses, net	121	(27)
Income tax benefit	(2,606)	—
Noncontrolling interest	(8)	(1)

Net profit (loss)	$3,978	$(113)

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
(in thousands)

	TSG	CSG	Total
Thirty-nine week period ended and as of November 27, 2009:
Net sales	$19,026	$11,389	$30,415
Interest expense	679	351	1,030
Depreciation and amortization	710	748	1,458
Operating profit	4,955	1,084	6,039
Identifiable assets	11,797	6,094	17,891
Expenditures for segment assets	871	466	1,337

Thirty-nine week period ended and as of November 28, 2008:
Net sales	$14,051	$13,354	$27,405
Interest expense	952	335	1,287
Depreciation and amortization	467	1,201	1,668
Operating loss	(691)	(239)	(930)
Identifiable assets	6,105	5,139	11,244
Expenditures for segment assets	1,232	358	1,590

Reconciliation to consolidated amounts	2009	2008

Segment assets	$17,891	$11,244
Corporate assets	29,125	19,231

Total assets	$47,016	$30,475

Segment operating profit (loss)	$6,039	$(930)
Interest expense	1,030	1,287

Total profit (loss) for segments	5,009	(2,217)

Corporate home office expenses	1,065	1,024
Loss on extinguishment of debt	315	—
Other expenses, net	242	(38)
Income tax benefit	(2,606)	—
Noncontrolling interest	(4)	(6)

Net profit/(loss)	$5,997	$(3,197)

     Thirteen weeks ended November 27, 2009
     Concentration of sales greater than 10% included approximately 36% of sales totaling $3,911,00 in the thirteen weeks ended November 27, 2009 to three customers: one domestic sterilizer customer, the U.S. Government for an ATS product, and one international simulation customer. In the thirteen weeks ended November 28, 2008, two customers in the international pilot training product line accounted for approximately 36% of sales totaling $3,177,000.
     Included in the segment information for the thirteen weeks ended November 27, 2009 are export sales (which includes sales made by the Company’s foreign subsidiaries) of $4,261,000. Of this amount, there are sales to or relating to governments or commercial accounts in Saudi Arabia of $1,864,000 and Korea of $948,000. Included in the segment information for the thirteen weeks ended November 27, 2008 are export sales of $5,637,000. Of this amount, there are sales to or relating to governments or commercial accounts in Saudi Arabia of $2,185,000 and Turkey of $992,000. Sales to the U.S. Government and its agencies were $2,321,000 for the current fiscal quarter and $367,000 for the third fiscal quarter in 2009.
     Thirty-nine weeks ended November 27, 2009
     Approximately 39% of sales totaling $11,782,000 in the thirty-nine weeks ended November 27, 2009 were made to a U.S. Government and two international customers, one in the pilot training product line and one in the simulation line. There was no concentration to any one customer of sales greater than 10% of the total sales in the thirty-nine weeks ended November 28, 2008.
     Included in the segment information for the thirty-nine weeks ended November 27, 2009 are export sales of $15,354,000. Of this amount there are sales to or relating to governments or commercial accounts in Saudi Arabia of $8,530,000. Included in the segment information for the thirty-nine weeks ended November 28, 2008 are export sales of $13,315,000. Of this amount, there are sales to or relating to commercial accounts in Saudi Arabia of $4,705,000 and in Turkey of $2,521,000. Sales to the U.S. Government and its agencies aggregated $5,833,000 in the current period and $1,742,000 in the prior period.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
11. Sales Backlog
     The Company’s sales backlog at November 27, 2009 and February 27, 2009, for work to be performed and revenue to be recognized under written agreements after such dates, was $105,647,000 and $44,324,000, respectively. Of the November 27, 2009 sales backlog, the Company had contracts totaling approximately $41,165,000 for contracts in Korea and two contracts totaling $50,026,000 for the U.S. Government.
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
     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the company, including but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include the words, “may,” “could,” “should,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or the negative of such terms or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2009, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
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
     References to fiscal third quarter 2010 and the nine months of fiscal 2010 are references to the thirteen and thirty-nine week periods ended November 27, 2009, respectively. References to fiscal third quarter 2009 and the first nine months of fiscal 2009 are references to the thirteen and thirty-nine week periods ended November 28, 2008.
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
     The following factors had an adverse impact on our performance (operating results and/or cash flow) for the fiscal quarter ended November 27, 2009:

•	high bid and proposal activity which utilized engineering resources which otherwise would have been applied to existing contract requirements, resulting in delayed revenue recognition on long-term contracts;

•	the continuing cost of development and marketing efforts for our Authentic Tactical Fighting Systems (ATFS);

•	continued technology to advance equipment for the National Aerospace Training and Research (NASTAR) Center;
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
•	cash considerations;
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
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes as well as the valuation of net loss carryforwards. Valuation allowances are reviewed each fiscal period to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.
     We believe adequate provision has been made for all outstanding issues for all open years. Significant judgments and estimates are required in determining the provision for taxes, including judgments and estimates regarding the realization of deferred tax assets and the ultimate outcomes of tax-related contingencies. During the normal course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We either recognize a liability, including interest, or reduce a tax asset, for the anticipated outcome of tax audits. We adjust these amounts in light of changing facts and circumstances.
     For a detailed discussion on the application of these and other accounting policies, see Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2009.

Results of Operations
Thirteen weeks ended November 27, 2009 compared to thirteen weeks ended November 28, 2008
     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

		Summary Table of Results
	Thirteen weeks ended:		Variance	Variance
	November 27, 2009	November 28, 2008	$	%
	(amounts in thousands)		( )=Unfavorable
Sales:
Domestic	$4,392	$2,702	$1,690	62.6%
US Government	2,321	367	1,954	532.4%
International	4,261	5,637	(1,376)	(24.4)%

Total Sales	10,974	8,706	2,268	26.1%

Gross Profit	4,444	2,957	1,487	50.3%
Selling, general and administrative	2,905	2,434	(471)	(19.4)%
Research and development	(201)	247	448	181.4%

Operating profit	1,740	276	1,464	530.4%
Interest expense, net	164	417	253	60.7%
Other expense, net	121	(27)	(148)	548.2%
Loss on extinguishment of debt	91	—	(91)	n/a
Income tax benefit	(2,606)	—	2,606	n/a
Minority interest	(8)	(1)	7	700.0%

Net income (loss)	$3,978	$(113)	$4,091	3,620.4%
Net income (loss) per common share (basic)	$0.37	$(0.04)	$0.41	1,025.0%
Net income (loss) per common share (diluted)	$0.19	$(0.04)	$0.23	575.0%

Net Income
     The Company had a net income of $3,978,000 or $0.37(basic) and $.19 (diluted) per share during the third quarter of fiscal 2010 compared to a net loss of $(113,000), or ($0.04) per share (basic and diluted), for the third quarter of fiscal 2009, representing an improvement of $4,091,000 in net income. The improvement reflected an increase in sales and corresponding increase in gross profit (both in dollars and in the rate as a percentage of sales) coupled with lower research and development and interest expenses. Additionally, the Company recorded an income tax benefit of $2,606,000 during the period. Acting as partial offsets were higher selling, general and administrative expenses and a loss on extinguishment of debt of $91,000. (See Note 2 – Long-term Obligations and Credit Arrangements and Note 7- Income Taxes in the accompanying Notes to the Condensed Consolidated Financial Statements.)
Sales
     Sales for the third quarter of fiscal 2010 were $10,974,000 as compared to $8,706,000 for the third quarter of fiscal 2009, an increase of $2,268,000 or 26.1%. As the table above indicates, significant increases were realized in the U.S. Government and Domestic areas which were partially offset by a decline in international sales.
Domestic Sales
     Domestic sales in the third quarter of fiscal 2010 were $4,392,000 as compared to $2,702,000 in the third quarter of fiscal 2009, an increase of $1,690,000 or 62.6%, reflecting a significant increase in sterilizers (up $1,854,000 or 287.9%) and an increase in hyperbaric (up $222,000 or 29.2%). These increases were partially offset by a decline in environmental sales (down $525,000 or 78.7%) which in the prior period benefited from significant work on a large domestic automotive contract basically completed by the prior fiscal year end. Domestic sales represented 40.0% of the Company’s total sales in the third quarter of fiscal 2010, as compared to 31.1% for the third quarter of fiscal 2009.
U.S. Government Sales
     U.S. Government sales in the third quarter of fiscal 2010 were $2,321,000 as compared to $367,000 in the third quarter of fiscal 2009, an increase of $1,954,000 or 532.4%, and represented 21.2% of total sales in the third quarter of fiscal 2010 versus 4.2%

for the third quarter of fiscal 2009. Significant increases were evidenced in aircrew training systems sales reflecting three contracts with three different U.S. defense agencies. Given the existing U.S. Government sales contracts in the Company’s backlog and the potential for significant awards in the future, the Company anticipates this increase in the concentration of sales with the U.S. Government will continue.
International Sales
     International sales, which includes sales in the Company’s Polish subsidiary, were $4,261,000 for the third quarter of fiscal 2010 as compared to $5,637,000 in the third quarter of fiscal 2009, a decrease of $1,376,000 or 24.4%, and represented 38.8% of total sales, as compared to 64.7% in the third quarter of fiscal 2009. The unfavorable international performance reflected lower aircrew training systems sales (down $1,872,000 or 51.4% in ETC Southampton), offset in part by higher simulation sales (up $980,000 or 426.1%), both primarily for contracts in the Middle East. Included in the segment information for the thirteen weeks ended November 27, 2009 are sales to or relating to governments or commercial accounts in Saudi Arabia of $1,864,000 and Korea of $948,000.
     Fluctuations in sales to international countries from year to year primarily reflect percentage of completion (“POC”) revenue recognition on the level and stage of development and production on major multi-year long-term contracts.
Gross Profit
     Gross profit for the third quarter of fiscal 2010 was $4,444,000 as compared to $2,957,000 in the third quarter of fiscal 2009, an increase of $1,487,000 or 50.3%. The favorable performance reflected the sales increase coupled with a 6.5 percentage point increase in the rate as a percentage of sales. The gross margin dollar increase primarily reflected sales and corresponding gross margin increases in sterilizers and simulation products, while favorable gross profit rates as a percentage of sales were evidenced in environmental, simulation and hyperbaric products. Gross profit as a percentage of sales was 40.5% for the third quarter of fiscal 2010 as compared to 34.0% for the prior period. Geographically, favorable gross profit rates were evidenced significantly in U.S. Government and to a lesser extent in the domestic area.
Selling and Administrative Expenses
     Selling and administrative expenses for the third quarter of fiscal 2010 were $2,905,000 as compared to $2,434,000 in the third quarter of fiscal 2009, an increase of $471,000 or 19.4%. Consistent with the increased contract awards, additional spending occurred for advertising and trade shows, bid and proposal expenses and travel.
Research and Development Expenses
     Research and development expenses include spending for potential new products and technologies and work performed under government grant program, both U.S. and foreign. This spending, net of grant payments from the U.S., Polish and Turkish governments, was a net credit $201,000 for the third quarter of fiscal 2010 as compared to a $247,000 expense for the third quarter of fiscal 2009, a decrease of $448,000 or 181.4%. Gross spending for the periods was $951,000 and $332,000, respectively, which amounts were offset by reimbursements of $1,152,000 and $85,000 respectively. The current period included government grant funds in ETC Southampton, ETC-PZL, and our Turkish operation.
     Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the third quarter of fiscal 2010 was $164,000 as compared to $417,000 for the third quarter of fiscal 2009, representing a decrease of $253,000 or 60.7%. The decrease reflected reduced interest expense on the Company’s subordinated debt which was exchanged for preferred stock under the Lenfest Financing Transaction completed in July 2009. Given this exchange and the potential ability to issue additional Series D Preferred Stock as payment for any interest on borrowings under the Lenfest Credit Facility, it is anticipated that interest expense will continue to remain at reduced levels.
Other Income/Expense
     Other income/expense, net, was a net expense of $121,000 for the third quarter of fiscal 2010 versus a net income of $27,000 for the third quarter of fiscal 2009. Both periods reflected the impact of foreign currency fluxuations.
Loss on Extinguishment of Debt
     During the third fiscal quarter of 2010 the Company recorded a loss on extinguishment of debt of $91,000 representing the unamortized portion of a debt discount on a $2 million loan which was repaid on September 1, 2009. See Note 2 – Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes as well as the valuation of net loss carryforwards. Valuation allowances are reviewed each fiscal period to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.
     Valuation allowances had been recorded against the entire deferred tax asset as of February 27, 2009 due an uncertainty of sustaining an appropriate level of profitability in future periods. As of November 27, 2009, the Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards. As of November 27, 2009, the Company has approximately $36.8 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization. As a result of the Company’s analysis, an income tax benefit of $2,606,000 has been recorded in the thirteen week period ended November 27, 2009.
Thirty-nine weeks ended November 27, 2009 compared to thirty-nine weeks ended November 28, 2008
     We have historically experienced significant variability in our revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

		Summary Table of Results
	Thirty-nine weeks ended:		Variance	Variance
	November 27, 2009	November 28, 2008	$	%
	(amounts in thousands)		( ) =Unfavorable
Sales:
Domestic	$9,228	$12,348	$(3,120)	(25.3)%
US Government	5,833	1,742	4,091	234.9%
International	15,354	13,315	2,039	15.3%

Total Sales	30,415	27,405	3,010	11.0%

Gross Profit	13,827	7,494	6,333	84.5%
Selling, general and administrative	8,599	8,502	(97)	(1.1)%
Research and development	254	946	692	73.2%

Operating profit (loss)	4,974	(1,954)	6,928	354.6%
Interest expense, net	1,030	1,287	257	20.0%
Other expense, net	242	(38)	(280)	(736.8)%
Loss on extinguishment of debt	315	—	(315)	n/a
Income tax benefit	(2,606)	—	2,606	n/a
Minority interest	(4)	(6)	(2)	(33.3)%

Net income (loss)	$5,997	$(3,197)	$9,194	287.6%
Net income (loss) per common share (basic)	$0.52	$(0.43)	$0.95	220.9%
Net income (loss) per common share (diluted)	$0.28	$(0.43)	$0.71	165.1%

Net Income
     The Company had a net income of $5,997,000 or $0.52 (basic) and $0.28 (diluted) per share during the first nine months of fiscal 2010 compared to a net loss of ($3,197,000), or ($0.43) per share (basic and diluted), for the first nine months of fiscal 2009, representing an improvement of $9,194,000 or 287.6% in net income. The improvement reflected an increase in sales and corresponding increase in gross profit (both in dollars and in the rate as a percentage of sales) coupled with lower research and development and interest expenses. Additionally, the Company recorded income tax benefit of $2,606,000 during the period. Acting as partial offsets were slightly higher selling, general and administrative expenses, other expenses and a loss on extinguishment of debt of $315,000. (See Note 2 – Long-term Obligations and Credit Arrangements and Note 7- Income Taxes in the accompanying Notes to the Condensed Consolidated Financial Statements.)
Sales
     Sales for the first nine months of fiscal 2010 were $30,415,000 as compared to $27,405,000 for the first nine months of fiscal 2009, an increase of $3,010,000 or 11.0%. As the table indicates, significant increases were realized in the U.S. Government and International areas which were partially offset by a decline in domestic sales.

Domestic Sales
     Domestic sales in the first nine months of fiscal 2010 were $9,228,000 as compared to $12,348,000 in the first nine months of fiscal 2009, a decrease of $3,120,000 or 25.3%, primarily reflecting significant decreases in environmental products and hyperbaric products (down a combined $4,325,000, 61.1%) offset in part by an increase in sterilizer products (up $1,003,000, 30.6%). Environmental products in the prior period benefited from significant work on a large domestic automotive contract basically completed by the prior fiscal year end. Additionally, given that the environmental products domestic commercial market is primarily automotive, this product line has suffered in the current period from the severe contraction of the three major U.S. car manufacturers. Hyperbaric products reduced activity reflected the impact of the current economic downturn. Domestic sales represented 30.3% of the Company’s total sales in the first nine months of fiscal 2010 as compared to 45.1% for the first nine months of fiscal 2009.
U.S. Government Sales
     U.S. Government sales in the first nine months of fiscal 2010 were $5,833,000 as compared to $1,742,000 in the first nine months of fiscal 2009, an increase of $4,091,000 or 234.9%, and represented 19.2% of total sales in the first nine months of fiscal 2010 versus 6.4% for the first nine months of fiscal 2009. Significant increases were evidenced in aircrew training systems sales reflecting three contracts with three different U.S. defense agencies. Given the existing U.S. Government sales contracts in the Company’s backlog and the potential for significant awards in the future, the Company anticipates this increase in the concentration of sales with the U.S. Government to continue.
International Sales
     International sales, which include sales in the Company’s Polish subsidiary were $15,354,000 in the first nine months of fiscal 2010 as compared to $13,315,000 in the first nine months of fiscal 2009, an increase of $2,039,000 or 15.3%, and represented 50.5% of total sales, as compared to 48.5% in the first nine months of fiscal 2009. The favorable international performance primarily reflected higher simulation sales (up $3,553,000), offset in part by a decrease in aircrew training systems sales (down $887,000 or 10.5%), representing performance on contracts in the Middle East and Korea, respectively. Included in the segment information for the thirty-nine weeks ended November 27, 2009 are sales to or relating to governments or commercial accounts in Saudi Arabia of $8,530,000.
     Fluctuations in sales to international countries from year to year primarily reflect percentage of completion (“POC”) revenue recognition on the level and stage of development and production on major multi-year long-term contracts.
Gross Profit
     Gross profit for the first nine months of fiscal 2010 was $13,827,000 as compared to $7,494,000 in the first nine months of fiscal 2009, an increase of $6,333,000 or 84.5%. The favorable performance reflected the sales increase coupled with a significant 18.1 percentage point increase in the rate as a percentage of sales. As a percentage of sales, gross profits were 45.5% for the current period compared to 27.4% for the same period a year ago. The gross margin dollar increase primarily reflected sales and corresponding gross margin increases in simulation and ATS products, while favorable gross profit rates as a percentage of sales were evidenced in all product areas. Geographically, favorable gross profit rates were evidenced significantly in the U.S. Government area.
Selling and Administrative Expenses
     Selling and administrative expenses for the first nine months of fiscal 2010 were $8,599,000 as compared to $8,502,000 in the first nine months of fiscal 2009, representing a slight increase of $97,000 or 1.1%. As a percent of sales, selling, general and administrative expenses decreased 2.7 percentage points between the periods. The increase in spending in the current period reflected higher bid and proposal costs as well as increased commissions on the higher sales level and mix of contracts. These costs were partially offset by reduced legal fees.
Research and Development Expenses
     Research and development expenses include spending for potential new products and technologies and work performed under government grant program, both U.S. and foreign. This spending, net of grant payments from the U.S., Polish and Turkish governments, totaled $254,000 in the first nine months of fiscal 2010 as compared to $946,000 for the first nine months of fiscal 2009, a decrease of $692,000 or 73.2%. Gross spending for the periods was $1,406,000 and $1,031,000, respectively, which amounts were offset by reimbursements of $1,152,000 and $85,000, respectively. The current period included government grant funds in ETC Southampton, ETC-PZL, and our Turkish operartion.
     Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
     Interest expense for the first nine months of fiscal 2010 was $1,030,000 as compared to $1,287,000 for the first nine months of fiscal 2009, a decrease of $257,000 or 20.0%. The current period expense reflected a $5,054,000 million increase in borrowings which was partially offset by reduced interest expense on the Company’s subordinated debt. This debt was exchanged for preferred stock under the Lenfest Financing Transaction which was completed in July 2009. Given the exchange of this subordinated debt for equity under the Lenfest Financing Transaction and the potential ability to issue additional Series D Preferred Stock as payment for any interest on borrowings under the Lenfest Credit Facility, it is anticipated that interest expense will continue to remain at reduced levels.
Other Income/Expense, Net
     Other income/expense, net, was a net expense of $242,000 for the first nine months of fiscal 2010 versus a net income of $38,000 for the first nine months of fiscal 2009. The current period consisted primarily of foreign currency exchange losses whereas the prior period included proceeds from a property damage claim.
Loss on Extinguishment of Debt
     During the first nine months of 2010 the Company recorded a loss on extinguishment of debt representing two transactions. In July 2009 the Company’s Subordinated Note was exchanged for preferred stock under the Lenfest Financing Transaction, resulting in a charge of $224,000, which represented the unamortized portion of the debt discount that was recorded at the issuance of this instrument. Additionally, a charge of $91,000 resulted from the unamortized portion of the debt discount on a $2 million note which was repayed on September 1, 2009. See Note 2 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes as well as the valuation of net loss carryforwards. Valuation allowances are reviewed each fiscal period to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.
     Valuation allowances had been recorded against the entire deferred tax asset as of February 27, 2009 due an uncertainty of sustaining an appropriate level of profitability in future periods. As of November 27, 2009, the Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards. As of November 27, 2009, the Company has approximately $36.8 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization. As a result of the Company’s analysis, an income tax benefit of $2,606,000 has been recorded in the thirteen week period ended November 27, 2009.
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
     On July 2, 2009, the Company held its 2009 Annual Meeting of Shareholders, at which time the Company obtained the Shareholder Approvals for the Lenfest Financing Transaction and certain other matters.
     During the thirty-nine weeks ended November 27, 2009, operating activities generated $1,165,000 of cash versus $397,000 for the corresponding prior period. This improvement primarily reflected a $9,194,000 improvement in net income offset by increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted long-term contracts and deferred tax assets.
     The Company’s investing activities required $1,616,000 during the thirty-nine weeks ended November 27, 2009, comparable to the $1,590,000 for the prior period.
     The Company’s financing activities generated $2,536,000 during the thirty-nine weeks ended November 27, 2009 consisting primarily of borrowing under the Company’s line of credit and a reduction in restricted cash in the Company’s Turkish operations.
     We believe that existing cash balances at November 27, 2009, cash generated from operating activities, and funding under the Lenfest Financing Transaction (See Note 2 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements) will be adequate to meet our future obligations through at least November 28, 2010.

Should the Company generate available funds above that required to sustain operations, they will first be utilized to fund the additional $2,711,000 required under our August 19, 2010 “Dedicated Line of Credit Agreement” with PNC and then to repay bank debt.
Backlog
     The Company’s sales backlog at November 27, 2009 and February 27, 2009, for work to be performed and revenue to be recognized under written agreements after such dates, was $105,647,000 and $44,324,000, respectively. Of the November 27, 2009 sales backlog, the Company had contracts totaling approximately $41,165,000 for contracts in Korea and two contracts totaling $50,026,000 for the U.S. Government.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Mends International, Ltd.
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arises out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company has asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. As of the filing date of this Quarterly Report on Form 10-Q, a decision had not been determined in this matter, although one is expected by the end of the Company’s fiscal year in February 2010. The Company is contesting this arbitration case vigorously; however, the Company has recorded a reserve in this matter.
Administrative Agreement with U.S. Navy
     In 2007, the Company entered into a settlement agreement with the Department of the Navy to resolve litigation filed by the Company in May 2003 in connection with a contract for submarine rescue decompression chambers. As of May 14, 2008, the Company had made all payments required under this settlement agreement and had transferred the chambers to the Department of the Navy. From October 2, 2007 through December 12, 2007, the Company was suspended by the Department of the Navy from soliciting work for the federal government pursuant to the Federal Acquisition Regulation. However, effective December 12, 2007, the Department of the Navy lifted the Company’s suspension pursuant to the execution by the Company and the Department of the Navy of an Administrative Agreement. In accordance with the Administrative Agreement, the Company has established and implemented a program of compliance reviews, audits, and reports.
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

Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Item
3.1(a)	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.1(b)	Series D Preferred Stock Agreement, dated as of April 24, 2009, between the Registrant and H.F. Lenfest, was file on April 27, 2009 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

3.1(c)	Series E Preferred Stock Agreement, dated as of July 2, 2009, between the Registrant and H.F. Lenfest ,was filed on July 9, 2009 as Exhibit 3.1 to Form 8-K and is incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

31.1	Certification dated January 11, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated January 11, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated January 11, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: January 11, 2010

By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief
Executive Officer
(Principal Executive Officer)

Date: January 11, 2010

By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer
(Principal Financial and Accounting Officer)