Form 10-K
period 2010-02-26
ENVIRONMENTAL TECTONICS CORP
filed 2010-05-27
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended February 26, 2010
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
     Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted, pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☑
     As of August 28, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,250,000 based upon the closing sale price of the registrant’s common stock on the Over the Counter Bulletin Board of $1.30 on such date. See footnote (1) below.
     As of May 10, 2010, there were 9,086,999 shares of the registrant’s common stock issued and outstanding.

(1)	Index to Exhibits appears after page 36 of this Report.

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
FEBRUARY 26, 2010
     When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation.

(i)

FORWARD-LOOKING STATEMENTS
          Discussions of some of the matters contained in this Annual Report on Form 10-K for Environmental Tectonics Corporation may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. Some of these discussions are contained under the captions “Item 1. Business” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
          These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including, but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in this Annual Report on Form 10-K, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
          The Company cautions that the foregoing list of factors that could affect forward-looking statements by ETC is not exclusive. Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.
          References to fiscal 2010 or the 2010 fiscal year are references to the fifty-two week period ended February 26, 2010. References to fiscal 2009 or the 2009 fiscal year are references to the fifty-two week period ended February 27, 2009.
PART I
Item 1. Business
          ETC was incorporated in 1969 in Pennsylvania. For over forty years, we have provided our customers with products, service and support. Innovation, continuous technological improvement and enhancement, and product quality are core values and critical to our success. We are a significant supplier and innovator in the following product areas: (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; (3) steam and gas sterilization; (4) testing and simulation devices for the automotive industry; (5) hyperbaric and hypobaric chambers; and (6) driving and disaster simulation systems.
          We operate in two business segments — Training Services Group (“TSG”) and Control Systems Group (“CSG”). Our core technologies in TSG include the design, manufacture and sale of training services which includes (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation, and; (3) driving and disaster simulation systems, and in CSG include: (1) steam and gas sterilization; (2) testing and simulation devices for the automotive industry, and; (3) hyperbaric and hypobaric chambers. Product categories included in TSG are Aircrew Training Systems (ATS) and flight simulators, disaster management systems and entertainment applications. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support. Revenue and other financial information regarding our segments may be found in Note 11 — Business Segment Information of the Notes to the Consolidated Financial Statements in Exhibit 13.
Marketing
          We utilize both employees and independent representatives to market our products and services. At February 26, 2010, approximately 30 employees were committed to sales and marketing functions. We have branch offices in England, Turkey, Egypt, Singapore, the United Arab Emirates and Malaysia. Internationally, we contract with numerous independent sales representatives and organizations.

Product Development
          Technological improvement and enhancement is an integral part of our philosophy. New ideas and products come from customer feedback and from all levels of our design and engineering staff. Within the TSG segment, product development emphasizes additional functionality and fidelity, enhancing control systems and software graphics and exploring commercial possibilities. Our recent product development efforts are as follows:
     Tactical Flight Combat and G-force / Disorientation Trainers
          Initially, the Company’s high-G (the physiological impact of gravity on humans) pilot training centrifuges were developed for the aeromedical community to provide G-training such as G-loss of consciousness (“G-LOC”) for high performance jet pilots. However, we believed that we could incorporate tactical flight simulation into a high-G ground simulator. By 2004 the engineering tools and technology had evolved sufficiently to allow us to begin this integration in earnest. The result of this evolution is our Authentic Tactical Fighting System (“ATFS”), the first fully “flyable” centrifuge-based tactical maneuvering ground based simulator. This technology allows a fighter pilot to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high G-force fighter aircraft. These flight trainers provide a low cost and extremely less risky alternative to actual air flight. Development of this technology is a core objective of ETC. Additionally we are now migrating elements of this technology to other products, especially our GYROLAB, our four axes motion platform simulator.
     Upset Recovery Training
          In 2009, our National AeroSpace Training and Research (“NASTAR”) Center, in conjunction with Embry Riddle Aeromedical University (“ERAU”), began conducting research under a Federal Aviation Administration (“FAA”) funded research project aimed at examining the effectiveness of using centrifuge based simulation for Upset Recovery Training (“URT”).
          Loss of control in flight is a major cause factor in loss of life and hull damage aircraft accidents. Modern day commercial aviation currently has no requirement for training of pilots to deal with these situations, commonly referred to as “upsets.” Twenty years ago 80% of civilian pilots were from a military training background; today this percentage is down to 20%. Realistic training for responding to and recovering from upsets, or URT, requires more than a non-centrifuged-based simulator because non-centrifuge-based simulators do not reproduce the physiological stresses and disorientation that a pilot experiences during an actual upset. We believe our GYROLAB simulator series is an answer to providing pilots with the dynamic environment necessary for effective training.
          The FAA-funded research project was focused on comparing the benefits of three different types of URT. The first included only academic lectures. The second type included academic lecture and computer based training using Microsoft Flight Simulator training software. The third type included academic lecture plus instruction in our GYROLAB GL-2000, a centrifuge type motion based simulator. The research involved training an equal number of ERAU’s flight students under each approach and then comparing their upset recovery skills in an actual flight in ERAU’s American Champion Aircraft Decathlon airplane. Additionally, each student received identical classroom instruction at ERAU.
          As of the filing date of this Annual Report on Form 10-K, the test flights have been completed and the results are under evaluation.
     Advanced Disaster Management Simulator (“ADMS”)
          During fiscal 2010, our simulation division continued development of its software-driven disaster scenario products. ETC-PZL, our subsidiary in Poland, performed extensive effort on the ADMS software platform while engineers in our Orlando, Florida, office continued to expand our library of visual environments and incidents. We now offer training in aircraft accidents, hazardous material incidents, train and tunnel incidents, major traffic accidents, structural fires in high-rise, commercial, industrial and apartment buildings, large wildfires, terrorist attacks, bomb threats and explosions and school shootings.
          In fiscal 2010, we completed a contract for the New York City Office of Emergency Management to supply a multi-station ADMS COMMAND, our most advanced training system. This system included a turnkey, multi-discipline team-training system with a comprehensive library of customized training scenarios. Our simulators will become an integral component of the overall New York City’s Citywide Incident Management System Training Program. During fiscal 2010, we also continued work on a contract with the Pennsylvania Southeast Region Counter-Terrorism Task Force to provide an ADMS-TEAM training system.
          Internationally, in recent years we expanded our presence with sales to Düsseldorf, Germany and Hong Kong. During fiscal 2010, we delivered a multiple ADMS-COMMAND to a national training institute in the Middle East. This simulator included several team training systems, customized scenarios, regionalized environments, and models of appropriate vehicles, equipment, responders, and citizens. The system was delivered in Arabic with specific evaluation, scoring, and record keeping components to train and assess individuals and teams according to the country’s national standards. A two-year service, support, and scenario expansion package was also included. The ADMS-COMMAND systems will be used to train emergency responders in command and control. Trainees will exercise in dynamic scenarios in realistic virtual environments. Fires, hazardous material releases, and victims’ health status react dynamically to mitigation efforts, offering real-world incident conditions and realistic experiences for trainees.
          We will continue to enhance product applications by adding additional software objects and increasing interactivity between the various disaster scenarios.
          Within the CSG segment, product development includes:
     Sterilizer Division
          Sectional sterilizers: This recent innovation involves the fabrication and installation of Bulk Size Sterilizers in “Sections.” Research facilities, many of which are located in older buildings, face serious problems when attempting to replace large, “bulk size” sterilizers installed many years ago. These locations are simply no longer accessible without demolition of existing walls, which is expensive and disruptive. We have engineered the unique capability of manufacturing, delivering, and installing these large size sterilizers in modular segments, or “Sections.” The sections travel through narrow corridors and doorways, into old, narrow elevators, and around corners to the final destination. The sections are then rigged into the existing footprint and welded together on-site (no flanges or gaskets) to American Society of Mechanical Engineers (“ASME”) Code.
          Green projects: During fiscal 2010, we were awarded a large “green” project from a domestic customer that is intended to dramatically reduce their consumption of water by reusing cooling water. This project virtually eliminates all wastewater from the current sterilizers. The project calls for us to retrofit the customer’s older sterilizers (which were manufactured by another supplier) with state of the art control systems and vacuum systems while also adding a chilled water loop for cooling the older sterilizers. The project will result in significant monetary savings for the customer due to reduced energy consumption and maintenance expense, while improving process reliability. The largest benefit will be the reduction of tens of thousands of gallons of wastewater each year. Additionally, this project will extend the useful life of their sterilizers at a fraction what it would cost to replace the systems.
     Hyperbaric Division
          With respect to Electronic Medical Records (EMR), our engineering staff has addressed this part of the federal government’s plan to modernize the nation’s healthcare system by developing O.S.C.A.R.™ (Operating System for Control And Recordkeeping). O.S.C.A.R. is a computer-based pressure vessel control device designed for single compartment (i.e., monoplace) hyperbaric chambers. The technology in O.S.C.A.R. has the potential to provide comprehensive EMR of the Hyperbaric Oxygen Therapy treatment (HBOT) each patient receives. Prior to introducing this device into the market, we must obtain, and are in the process of trying to obtain, pre-market approval from the U.S. Food and Drug Administration.
Subsidiaries
          We presently have four operating subsidiaries. Entertainment Technology Corporation, our wholly owned subsidiary, is a Pennsylvania corporation that focuses on the development, manufacturing and distribution of our entertainment products. ETC-PZL Aerospace Industries, our 95%-owned subsidiary, is a Polish corporation that manufactures simulators. ETC-Europe, our 99%-owned subsidiary, is a United Kingdom corporation that focuses on generating international sales. NASTAR Center LLC is our wholly-owned Delaware subsidiary which includes our NASTAR Center.
Suppliers
          The components being used in the assembly of systems and the parts used to manufacture our products are purchased from equipment manufacturers, electronics supply firms and others. Generally we have historically had little difficulty in obtaining supplies. Further, most of the raw materials, parts, components and other supplies which we use to manufacture our products can be obtained at competitive prices from alternate sources should existing sources of supply become unavailable. We do maintain designs, drawings, molds, tools, safety stock, alternate vendors, and other techniques to eliminate or mitigate the effects of the loss of a single source vendor.
          To support our backlog, we have formed Team ETC, a vendor teaming arrangement which includes approximately 30 of our most valuable vendors. Formation of this consortium expands our design and manufacturing capabilities to support large, multiple year contracts.
Intellectual Property
          We own or have rights to certain intellectual property used in our business (i.e., patents or patent applications, trade secrets, copyrights, trademarks and trade names). While we consider patents, trademarks and copyrights to be valuable assets, we do not believe that our competitive position is dependent solely on patent, trademark or copyright protection, or that any business segment or our operations as a whole is dependent on any individual patent, trademark or copyright. We believe that it is unlikely that we could lose any intellectual property rights that are material to our business.

Customers
          Throughout most of our history, in any given fiscal year a substantial portion of our revenues reflect significant contracts with a small number of customers. These customers tend to vary between fiscal years. For the most part we do not depend upon repeat orders from these same customers, although many of these accounts are long time customers and over time tend to order additional or replacement products, upgrades or devices. We sell our Aircrew Training Systems principally to U.S. and foreign governmental agencies. Our ADMS products are sold domestically primarily to municipalities and quasi-governmental agencies and internationally to training schools and academies. Most of our CSG products (sterilizers, environmental systems and hyperbaric monoplace chambers) are sold domestically to commercial customers.
          In fiscal 2010, sales to two customers represented in total $10,536,000, or 24.6%, of total sales. International sales totaling at least $500,000 per country, listed in order of magnitude,, were made to customers in Saudi Arabia, Korea, Malaysia and Turkey. Additionally, three customers represented a total of $85,724,000, or 88.4%, of ETC’s total backlog of $96,964,000.
          We do not have any relationship with these customers other than as customers. We are continuing to conduct business with these customers in fiscal 2011.
Foreign and Domestic Operations and Export Sales
          The following schedule presents sales information by geographic area (amounts in thousands except percentages):

	Fiscal year ended		Fiscal year ended
	February 26, 2010		February 27, 2009
Geographic area:	Sales	%	Sales	%
Domestic	$12,870	30.5%	$14,442	39.4%
US Government	7,711	18.2%	3,096	8.4%
International	21,690	51.3%	19,149	52.2%

Total	$42,271	100.0%	$36,687	100.0%

          During the fiscal years ended February 26, 2010 and February 27, 2009, $7,711,000 (18.2%) and $3,096,000 (8.4%), respectively, of our revenues were attributable to contracts with agencies of the U.S. Government or with other customers who had prime contracts with agencies of the U.S. Government.
          During the fiscal years ended February 26, 2010 and February 27, 2009, $21,690,000 (51.3%) and $19,149,000 (52.2%), respectively, of our revenues were attributable to export sales, including sales of our ETC-PZL subsidiary. Depending on the geographic location of the customer, payments under international contracts are normally secured by irrevocable letters of credit primarily.
          During the fiscal years ended February 26, 2010 and February 27, 2009, $12,870,000 (30.5%) and $14,442,000 (39.4%), respectively, of our revenues were attributable to domestic sales to customers other than the U.S. Government.
          We do not believe that the distribution of our sales between Domestic, U.S. Government and International sales for any particular period is necessarily indicative of the distribution expected for any other period.
          We derive a large portion of our sales from long-term contracts requiring more than one year to complete. We account for sales under long-term contracts on the percentage of completion (“POC”) basis. Contracts under POC accounted for $29,066,000 or 68.8% of our total revenues during fiscal 2010.
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

Product Warranties and Service
          We provide warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. We maintain a general provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed. The assumptions we use to estimate warranty accruals are evaluated periodically in light of actual experience and management’s estimates of future claims, and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective and based on estimates, and actual experience may be different than our accruals.
Manufacturing Facilities
          Our manufacturing facility is located on a five-acre site in Southampton, Pennsylvania, a northern suburb of Philadelphia. We have approximately 64,000 square feet devoted to manufacturing, assembly and testing. We are an ISO 9001-2000 certified manufacturer. Over the last year we instituted the Lean Manufacturing process with the intent of streamlining project execution and reducing costs and we intend to continue to optimize the process in the foreseeable future.
Green Initiative
          We have adopted a “green” initiative to save energy. Some of the applications we have initiated include:
-	Our ATFS-400 regenerative braking technology recovers 80% of the energy used to power the centrifuge.

-	We are currently replacing all the CRT computer monitors (90 watts) with more energy efficient LCD monitors (45 watts).

-	We are undergoing a full “energy audit” in an effort to reduce consumption.

-	We are investigating switching to LED lighting and the feasibility of a Solar Farm on our roof.

Operationally, we continue to emphasize the following:

-	Expand our recycling effort so as to reduce waste sent to landfills.

-	Use our printers less and email more. When printing we strive to use recycled or FSC certified paper. (Products carrying the FSC label are independently certified to assure consumers that they come from forests that are managed to meet the social, economic and ecological needs of present and future generations.) Also, we have added the following disclaimer to the bottom of our emails: “Please consider the environment before printing this email”.
Sales Backlog
          Below is a breakdown of the Company’s February 26, 2010 sales backlog (amounts in thousands except percentages):

	Business segment:
Geographic area:	TSG	CSG	Total	%
Domestic	$210	$3,772	$3,982	4.1%
US Government	49,111	48	49,159	51.0
International	36,244	7,579	43,823	44.9

Total	$85,565	$11,399	$96,964	100.0%

% of total	88.2%	11.8%	100.0%

          Our sales backlog at February 26, 2010, for work to be performed and revenue to be recognized under written agreements after such dates, was $96,964,000. Of the February 26, 2010 sales backlog, one product line represented at least 10% of the total backlog: aircrew training systems ($81,707,000, 84.3%). Additionally, three customers represented a total of $85,724,000, or 88.4%, of the total backlog.
          We expect to complete approximately 50% of the February 26, 2010 sales backlog prior to February 25, 2011, the end of our 2011 fiscal year. Of the February 27, 2009 sales backlog, we completed approximately 54% by February 26, 2010.
          Of significance is the continued mix shift in fiscal year-end backlog to U.S. Governmental contracts. At February 26, 2010 this category constituted 51.0% of the total backlog and at February 26, 2009, U.S. Government contracts constituted 46.9% of the total backlog.. It is also important to note that almost the entire U.S. Government backlog at February 26, 2010 reflected contracts awarded under funding allocated to the Base Realignment and Closure Act (BRAC). It should not be assumed that significant U.S. Government contracts of this magnitude would necessarily be awarded in the future.

Competition
          Competition in our diverse product groups reflects our product applications (military versus commercial), market (defense purchases, capital goods for testing and production, etc.), customer (governmental versus commercial), and geographic area (domestic versus international). Our business strategy in recent years has been to seek niche markets in which there is limited competition. However, in some areas of our business we compete with well-established firms, some of which have substantially larger financial and personnel resources than we have.
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
Compliance with Environmental Laws
          We did not incur during fiscal 2010, nor do we anticipate incurring during fiscal 2011, any material capital expenditures to maintain compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position. We believe that we are currently in compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment.
          Governmental policy makers, industry representatives and scientists continue to discuss global climate change and potential legislation to reduce greenhouse gases. Due to the high level of uncertainty regarding the character and timing of any legislation or regulations that may be adopted, management is unable to evaluate the potential economic impact of any such measures at this time. Additional regulation in this area could result in incurring additional capital spending and higher operating expenses.
Compliance with Export Controls
          Depending on the product, customer, location and the application or use, some of our aeromedical products require an export license from the U.S. Commerce or State Department. Certain international letters of credit for contracts which include controlled equipment may also include the requirement for us to obtain export licenses before applying for payments. We have an Export License Compliance Program which covers all key aspects of the International Traffic in Arms Regulations (“ITAR”), as issued by the U.S. Department of Defense Trade Controls, a division of the U.S. Department of State. Although most export licenses are readily obtainable in a reasonable timeframe, depending on the equipment and customer, some of our international contracts for aeromedical equipment include the issuance of an export license as a force majeure (a natural and unavoidable catastrophe that disrupts the expected course of events) exception for any contract penalties or liquidated damages.
Employees
          On February 26, 2010, we had 273 full-time employees (compared to 240 a year ago), of which five were employed in executive positions, 120 were engineers, engineering designers, or drafts people, 56 were administrative (sales, sales support, accounting and general administrative) and clerical personnel, and 92 were engaged principally in production, operations and field support. A total of 186 employees were stationed in our Southampton, Pennsylvania corporate headquarters.
Available Information
          Our Internet address is www.etcusa.com. The content on our website is available for informational purposes only. You should not rely upon such content for investment purposes and such content is not incorporated by reference into this Form 10-K.
          We make available free of charge, on our Internet website under the heading “Investor Relations,” our Annual Report on Form 10-K, Proxy Statement, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also make available on or through our website copies of our key corporate governance documents, including our Charters for the Audit Committee, Compensation Committee, and the Nominating and Governance Committee of the Board of Directors and our Codes of Ethics and Conduct. Stockholders may request free copies of these documents from our Investor Relations Department by writing to Environmental Tectonics Corporation, Investor Relations, 125 James Way, Southampton, PA 19866, by calling (215) 355-9100, or by sending an email request to invest@etcusa.com.

          Item 1A. Risk Factors
RISKS PARTICULAR TO OUR BUSINESS
Our business is subject to numerous risks and uncertainties which could cause our actual operating results and developments to be materially different from those expressed or implied in any of our public announcements or filings including this Annual Report on Form 10-K for the year ended February 26, 2010. These risks and uncertainties include the following items, which do not represent a comprehensive list of all the risks and uncertainties associated with our business.
Our common stock is currently quoted on the Over the Counter — Bulletin Board which may limit purchase and sale of our common stock.
          Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTC-BB”). Certain investors have policies and regulations that may not allow investment in our common stock because it is listed on the OTC-BB. This may limit trading volume and affect the price of our common stock.
          In general, the market price of securities of thinly traded public companies has historically faced significant volatility. Our common stock does not experience a significant average daily trading volume. Accordingly, if one stockholder either elects to purchase or sell a block of our common stock, it may have a significant effect on the current trading price. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Factors that have influenced the trading prices for our common stock include, but are not limited to, the following:
•	actual or anticipated operating results;

•	market conditions in the industries in which we compete;

•	announcements by competitors;

•	results of litigation;

•	regulatory actions; and

•	general economic conditions.
Any of the above factors would likely affect the market price of our common stock.
During the current fiscal year, our core business, aircrew training simulators, was awarded three large multi-year contracts, two with the U.S. Department of Defense and one with a major international defense agency. Purchases such as these are infrequent and inconsistent. The U.S. Defense contracts were awarded under funds appropriated under the Base Realignment and Closure Act (BRAC). This Act had a specific focus and purpose and funds allocation. Although possible, it should not be assumed that additional awards will be obtained under this Act nor that additional funding under this Act will be available. If we are unsuccessful in obtaining additional contracts under BRAC funding our financial performance could be significantly negatively impacted.
          As of February 26, 2010, $48.3 million of our backlog was for two contracts awarded under BRAC funds. Additionally, $37.5 million represented one large international contract. We currently have a major outstanding proposal for another U.S. defense purchase which is also covered under BRAC funds. Given the political and economic environment, and the extremely competitive nature of these contracts, there is no assurance that we will be successful in obtaining this or any major U.S. Defense contract. We have spent significant funds over the prior years to develop advanced technologies to support the defense simulator industry and our cost of software, plant assets and operating expenses is relatively high in comparison to our revenue base. Also, the cost of preparing these complicated proposals is significant. (Depending on the size and nature of the proposal, preparation costs including pre-engineering costs can exceed $500,000.) Consequently, our financial performance is highly dependent upon obtaining these contracts.
There is a risk of an unfavorable outcome in litigation and resulting negative financial impact on our operating results.
          On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. As of the filing date of this Annual Report on Form 10-K, a decision had not been determined in this matter, although one is anticipated in the near future. The Company is contesting this arbitration case vigorously; however, in conformity with accounting principles generally accepted in the United States, the Company has recorded a reserve in this matter.

Our sources of revenues are not consistent; they tend to be concentrated within a few contracts with a few customers and in a particular mix. It cannot be assumed that any of these contracts, customers or mix will recur in future years.
          In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of contracts and customers. In fiscal 2010, sales to two customers each represented 10% or more of total sales, totaling $10,536,000 or 24.6% of our total sales. In fiscal 2009, one customer contributed $7,327,000 or 20.0% of total sales. Of the February 26, 2010 sales backlog, one product line represented at least 10% of the total backlog: aircrew training systems ($81,707,000, 84.3%). Additionally, three customers represented a total of $85,724,000, or 88.4%, of the total backlog. At February 27, 2009 one customer accounted for 44.1% of our sales backlog.
          Of significance is the continued mix shift in fiscal year-end backlog to U.S. Governmental contracts. At February 26, 2010 this category constituted 51.0% of the total backlog and at February 26, 2009, U.S. Government contracts constituted 46.9% of the total backlog. It is also important to note that almost the entire U.S. Government backlog at February 26, 2010 reflected contracts awarded under funding allocated to the Base Realignment and Closure Act (BRAC). It should not be assumed that significant U.S. Government contracts of this magnitude would necessarily be awarded in the future.
Our debt is concentrated and directly dependent upon either direct arrangements or under guarantee arrangements with H. F. Lenfest.
          In addition to cash flow from operations, a significant portion of our cash needs are supplied under direct arrangements or bank agreements guaranteed personally by H.F. Lenfest, a major shareholder and member of our Board of Directors. Mr. Lenfest has supplanted or provided funding in multiple arrangements and at multiple times since 2003. Should these personal guarantees no longer be available, this event might cause a disruption of available funds under our various financing arrangements.
          Additionally, we have a significant amount of indebtedness and Mr. Lenfest’s preferred stock. We may not generate sufficient cash flow from operations, or have future additional sources of cash available to us to service our required payments.
          Our ability to make debt payments depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, many of which are beyond our control. Based upon our current level of operations and anticipated growth, we believe that cash on hand, future availability under the PNC Bank line of credit and our Line of Credit with Mr. Lenfest will be adequate to meet our future obligations through at least June 1, 2011. However, given that our bank debt is personally guaranteed by Mr. Lenfest and that all of our arrangements and agreements are with him as an individual, there can be no assurance that, should our business not generate sufficient cash flow from operations to enable us to pay our debts or to make necessary capital expenditures, we will be successful in negotiating new financial arrangements with Mr. Lenfest or any other party, or that any refinancing of debt would be available and on commercially reasonable terms.
          See the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.
We need to attain validation from the U.S. defense agencies of our Authentic Tactical Fighting Systems technology.
          A challenge for our ATFS technology has been marketing this technology to the world’s defense agencies. This is a new technology that is contrary to the conventional training belief that tactical flight and combat skills can only be learned in a flying aircraft. Although we made significant progress toward this goal during fiscal 2010 by being awarded a contract by the United States Air Force to provide a high performance training and research human centrifuge, at this point we cannot be certain that we will be able to overcome conventional thinking on training nor achieve an acceptable level of validation with respect to the applicability and efficacy of ATFS training.
Our operations involve rapidly evolving products and technological change.
          The pace of technological change impacts products in our Training Services Group. Changing technology requires us to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Technology development is only partially funded through enhancements included in customer orders. We cannot guarantee that we will continue to maintain comparable levels of research and development nor that this development will be customer-funded in the same ratio going forward. Reinvestment of operating funds and profits in an amount greater than currently earned may be required. Even so, we cannot be assured that we will successfully identify new opportunities and continue to have the financial resources required to develop new products profitably. At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

Long term contracts under percentage of completion (“POC”) accounting comprise a significant portion of our fiscal 2010 revenues and our backlog at February 26, 2010. Delays in the delivery of our products may prevent us from invoicing our costs and estimated earnings on uncompleted contracts.
          At February 26, 2010, contracts accounted for under the percentage of completion (“POC”) accounting method comprised $91,143,000 or 94.0% of our total backlog. Additionally, contracts under POC accounted for $29,066,000 or 68.8% of our total revenues. In conformity with accounting principles generally accepted in the United States for long-term contracts under the POC accounting method, we record, due to timing differences, an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At February 26, 2010, this asset totaled $3,576,000. Although a significant portion of these costs have been billed and collected since the end of our fiscal year, we cannot bill additional amounts unless and until we meet certain contractual milestones related to the production, delivery and integration of our products. Typically, there will be a time lag ranging from six to twenty-four months between performance and associated costs for these types of projects and billing and collection of all contract payments. Our failure to meet milestones by delivering and integrating our products in a timely manner may impact our ability to collect final payments on these contracts, which could severely impact our cash flow.
          For an explanation of percentage of completion accounting, see the section “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 — Summary of Significant Accounting Policies of the notes to our consolidated financial statements in the Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated herein by reference.
In the event we suffer production delays, we may be required to pay certain customers substantial liquidated damages and other penalties.
          The variety and complexity of our high technology product lines require us to deal with a multitude of suppliers and subcontractors. Some of the parts we purchase are highly specialized. Planning production, optimizing inventory levels, and meeting delivery schedules all require high coordination and at times may have conflicting goals. Most of our large aircrew training simulators and our software products must be custom designed and manufactured, which is not only complicated and expensive, but can also require long periods of time to accomplish. Slight errors in design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, which may have an adverse impact on our business.
Our fixed-price and cost-reimbursement contracts may commit us to unfavorable terms.
          Historically, we have provided our products and services primarily through fixed-price contracts. Under a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain contract losses. Therefore, unless there are customer-requested changes in scope or other changes in specifications which are reimbursable, we fully absorb cost overruns on fixed-price contracts and this reduces our profit margin on the contract. These cost overruns may result in us recognizing a loss on a contract. A further risk associated with fixed-price contracts is the difficulty of estimating sales and costs that are related to performance in accordance with contract specifications. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability and may cause us to incur a loss on the project.
          Although significant portions of our revenues are generated from the sale of our services and products in commercial markets, we cannot assure you that we will be able to compete successfully in these markets. Most of our commercial contracts contain fixed pricing which subjects us to substantial risks relating to unexpected cost increases and other factors outside of our control. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract. Any of these failures may reduce our profit or may cause a loss under our commercial contracts.
          In connection with certain commercial contracts, we have been required to obtain bonds, letters of credit, or similar credit enhancements. We cannot assure you that we will be successful in obtaining these types of instruments or that these types of instruments, if available, will be affordable in the future.
          Under the terms of our commercial contracts, we typically must satisfy strict performance obligations and project milestones, which we may not be able to satisfy. If we fail to meet these performance obligations and milestones, the other party may terminate the contract and, under certain circumstances, recover liquidated damages or other penalties from us which could have a negative effect on our business, financial condition or results of operations.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.
          Government contractors must comply with specific procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. In addition, current U.S. Government budgetary constraints could lead to changes in the procurement environment. If such changes occur, our costs of complying with procurement requirements could increase and reduce our margins.
          Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. The termination of a government contract or relationship could also, under certain circumstances, result in our suspension or debarment from future government contracting for a period of time, and this could have a negative impact on our reputation and ability to procure other government contracts in the future. Presently, the Company is not aware of any circumstances which could result in its suspension or debarment from government contracting.
Our business could be adversely affected by a negative audit by the U.S. Government.
          As a government contractor, we are subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the contractor’s adequacy of and compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit contains a significant adverse finding, we could be subject to penalties and fines and contract termination, which could negatively impact our results of operations and financial condition. The termination of a government contract or relationship could also, under certain circumstances, result in our suspension or debarment from future government contracting for a period of time, and this could have a negative impact on our reputation and ability to procure other government contracts in the future. Presently, the Company is not aware of any circumstances which could result in a significant adverse finding by the DCAA.
Our contracts that are funded by the U.S. Government or foreign governments are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.
          Government supply contracts generally are awarded to us through a competitive bidding process in which we may have many qualified competitors. Upon expiration, government supply contracts may be subject, once again, to the competitive bidding process. We cannot assure that we will be successful in winning contract awards or renewals in the future. Our failure to renew or replace government contracts when they expire could have a material adverse effect on our business, financial condition or results of operations. Our business, financial condition and results of operations could be materially and adversely affected to the extent that government agencies believe our competitors offer a more attractive combination of technical merit, personnel qualifications, financial capability, experience and price. In addition, new government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competitive bidding process, the evaluation process or the award of a contract to a competitor. Other characteristics of the government contract market that may affect our operating results include the complexity of designs, and the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. Our earnings may vary materially on some contracts depending upon the types of government long-term contracts undertaken, the costs incurred in their performance, and the achievement of other performance objectives.
Our international business is subject to geo-political and economic factors, regulatory requirements and other risks.
          Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries. These risks differ from and potentially may be greater than those associated with our domestic business. In addition, our exposure to such risks may increase if our international business continues to grow as we anticipate.
          Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, regional and local economic and political factors, as well as U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, which sometimes include the Foreign Corrupt Practices Act, the International Traffic in Arms Regulations (ITAR), and other export laws and regulations. They are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include requirements on specific in-country purchases, manufacturing agreements or financial support obligations, known as offsets, and provide for penalties if we fail to meet such requirements. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations and financial condition.

Legislative actions resulting in higher compliance costs are likely to adversely affect our future consolidated results of operations, financial position and cash flows.
          Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the Securities and Exchange Commission (the “SEC”), are resulting in increased compliance costs. We, like all other public companies, are incurring expenses and diverting employees’ time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We are a smaller reporting company, and have completed the process of documenting our systems of internal control and have evaluated our systems of internal control. Beginning with the year ended December 31, 2007, we have been required to assess continuously our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect to continue to devote the necessary resources, including internal and external resources, to support our assessment. In the future, if we identify one or more material weaknesses, or our independent registered public accounting firm is unable to attest that our report is fairly stated or to express an opinion on the effectiveness of our internal controls over financial reporting, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities.
Changes in healthcare policy could increase our costs and impact sales of and reimbursement for our tests.
          Several proposals to reform the system of health care delivery in the U.S. are currently being considered by the federal and many state governments. Some of the reforms call for a government sponsored health plan. A number of states are also contemplating significant reform of their healthcare policies. A proposal for additional government-funded health care could subject expenditures for health care to governmental budget constraints and limits on spending. We cannot predict what healthcare policy reforms, if any, will be adopted or the effect that such adoption may have on our taxes, fees and other costs, which could impact our business, financial condition and results of operations.
The Company is subject to environmental laws and potential exposure to environmental liabilities.
          We are subject to various international, federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of non-hazardous and hazardous wastes, the recycling and treatment of electrical and electronic equipment, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Based on currently available information, although there can be no assurance, we believe that such costs and liabilities have not had and will not have a material adverse impact on our consolidated results of operations.
Our quarterly operating results may vary significantly from quarter to quarter.
          Our revenues and earnings tend to fluctuate from quarter to quarter based on factors that include the following:
•	the number, size and scope of our projects;

•	the mix of contracts (POC versus other);

•	equipment purchases and other expenditures required for our business;

•	our ability to finance our operations;

•	the number of bid and proposal efforts undertaken;

•	delays in sales bookings or production;

•	the level of employee productivity;

•	the adequacy of our provisions for receivable, inventory and other losses;

•	the accuracy of our estimate of resources required to complete ongoing projects; and

•	general economic conditions.
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
          As of May 1, 2010, our directors and executive officers own and could vote an aggregate of approximately 73.7% on a fully converted basis of our outstanding common stock. Accordingly, our directors and executive officers, if they act together, will be able to exert significant control over the direction of our business and affairs.
We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.
          Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel is intense, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel, could seriously harm our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          We own our executive offices and principal production facility (an approximately 92,000 square foot steel and masonry building) located on a five-acre site in the County Line Industrial Park, Southampton, Pennsylvania. Approximately 64,000 square feet of the building is devoted to manufacturing, our NASTAR training center occupies approximately 22,000 square feet, and approximately 6,000 square feet of this building is devoted to office space. The original building was erected in 1969 and additions were most recently made in 2001. Additionally, we rent office space at various sales and support locations throughout the world and in Warsaw, Poland at ETC-PZL Aerospace Industries, our Polish subsidiary.
          We consider our machinery and plant to be in satisfactory operating condition. Increases in the level of operations beyond what we expect in the current fiscal year might require us to obtain additional facilities and equipment.
          The NASTAR Center includes aerospace training and research equipment including:
•	ATFS-400 Authentic Tactical Flight Simulator

•	GYROLAB GL-2000 Advanced Spatial Disorientation Trainer

•	Hypobaric Chamber

•	Ejection Seat Trainer

•	Night Vision and Night Vision Goggle Training System

Item 3. Legal Proceedings
Mends International, Ltd.
          On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. As of the filing date of this Annual Report on Form 10-K, a decision had not been determined in this matter, although one is anticipated in the near future. The Company is contesting this arbitration case; however, the Company has recorded a reserve in this matter.
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

PART II
Item 4. Market for the Registrant’s Common Stock and Related Security Holder Matters and Issurer Purchases of Equity Securities
     Our common stock is currently traded on the Over the Counter Bulletin Board under the symbol “ETCC.” As of May 16, 2010, the Company had 277 shareholders of record. The following table sets forth the calendar quarter ranges of high and low sale prices for shares of the common stock for the periods indicated.

	Sale Prices
	High	Low
Fiscal 2010
First Quarter	$2.84	$0.73
Second Quarter	1.68	1.05
Third Quarter	2.69	1.20
Fourth Quarter	3.55	2.26

Fiscal 2009
First Quarter	$2.95	$1.54
Second Quarter	2.82	1.35
Third Quarter	2.30	1.10
Fourth Quarter	1.92	0.55
          On May 16, 2010, the closing price of our common stock was $2.75. We have never paid any cash dividends on our common stock and do not anticipate that any cash dividends on our common stock will be declared or paid in the foreseeable future.
Refinancing Transaction
Lenfest Financing Transaction
          On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”), which was approved by the shareholders on July 2, 2009, with H.F. Lenfest, a member of ETC’s Board of Directors and a significant shareholder of and investor in ETC (“Lenfest”), that provided for the following: (i) a $7,500,000 credit facility provided by Lenfest to ETC; (ii) exchange of the Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the Company’s existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.
          For additional information regarding the Lenfest Financing Transaction, please refer to Note 7 — Long-Term Obligations and Credit Arrangements in the accompanying Notes to the Consolidated Financial Statements.
Item 5. Selected Financial Data
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

Item 8T. Controls and Procedures
Evaluation of Disclosure Control and Procedures
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were functioning effectively and provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control over Financial Reporting.
          There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III
Item 9. Directors and Executive Officers of the Registrant
The following table sets forth certain information with respect to our directors and executive officers:

		Served as Director
Name	Age	or Officer Since (1)	Positions and Offices
William F. Mitchell (2)	68	1969	Chairman of the Board, Chief Executive Officer, President and Director

George K. Anderson, M.D. (3)	64	2003	Director

H.F. Lenfest (4)	80	2003	Director

Stephen F. Ryan (5)	74	2009	Director

George A. Sawyer (6)	78	2009	Director

Duane D. Deaner (7)	62	1996	Chief Financial Officer

James D. Cashel (8)	47	2009	General Counsel and Corporate Secretary

(1)	Directors are elected for one-year terms.

(2)	Mr. Mitchell has been our Chairman of the Board, President and Chief Executive Officer since 1969, except for the period from January 24, 1986 through January 24, 1987, when he was engaged principally in soliciting sales for our products in the overseas markets. Mr. Mitchell received a Bachelor of Science degree in physics from Drexel University and has completed graduate work in mechanical and electrical engineering. He is a member of the ASME and Drexel University engineering advisory boards. Additionally, he is a member of the Society of Automotive/Aerospace Engineering, the International Society of Pharmaceutical Engineering, the Undersea and Hyperbaric Medical Society, the Aerospace Medical Association, the American Society of Mechanical Engineering and the Institute of Environmental Sciences.

(3)	Dr. Anderson is an experienced physician executive. He served in the Air Force as a flight surgeon, aerospace medicine staff officer, and commander of several medical organizations in Korea, Germany, and United States. He retired from active duty in the grade of Major General. Following his thirty years of military service, he transitioned to executive positions in the private sector. He served as Chief Executive Officer of the Koop Foundation from 1997 to 1998 and as Chief Executive Officer at Oceania, Inc., a medical software company, from 1999 to 2001. A period of practice as an independent medical technology consultant was followed by his current role as Executive Director of the Association of Military Surgeons of the United States (AMSUS). AMSUS, the nonprofit Society of the Federal Health agencies, operates from a headquarters located in Bethesda, Maryland.

(4)	Mr. Lenfest practiced law with Davis Polk & Wardwell before joining Triangle Publications, Inc., in Philadelphia as Associate Counsel in 1965. In 1970, Mr. Lenfest was placed in charge of Triangle’s Communications Division, serving as Editorial Director and Publisher of Seventeen Magazine and President of the CATV Operations. In 1974, Mr. Lenfest, with the support of two investors, formed Lenfest Communications, Inc., which purchased Suburban Cable TV Company and Lebanon Valley Cable TV Company from Triangle with a total of 7,600 subscribers. In January 2000, Mr. Lenfest sold his cable television operations, which by then served 1.2 million subscribers, to Comcast Corporation. Mr. Lenfest is the owner of various other businesses and is active in many philanthropic activities including as Chairman of the Board of the Philadelphia Museum of Art, the Curtis Institute, and the Lenfest Foundation. Since 1989, Mr. Lenfest has served on the Board of Directors for TelVue Corporation, a broadcast technology company. Mr. Lenfest is a graduate of Washington and Lee University and Columbia Law School.

(5)	Mr. Ryan retired in 2001 as the Chairman, President, CEO and a Director from Selas Corporation of America (now known as IntriCon Corporation). Selas was a diversified international firm engaged in the design, development, engineering and manufacturing of industrial products, such as the furnace section of continuous annealing and galvanizing lines in steel production for automotive steel, glass production furnace lines, cable winch devices for below the chassis spare tire lift holders for the automotive industry, parts for hearing aid devices and transistors for electric surge guards for computers and electronics. Mr. Ryan also currently serves as a Director of Bolt Technology Corporation, a public company which is traded on NASDAQ. Bolt is a manufacturer and seller of seismic air guns, cables, hydrophones and other devices engaged in the offshore oil and gas exploration market. Mr. Ryan received a Bachelor of Business Administration degree from Iona College and MBA degree from the University of Connecticut. He is a member of the New York State Society of Certified Public Accountants (NYSSCPA) and the American Institute of CPAs (AICPA).

(6)	Mr. Sawyer is a founding partner of J.F. Lehman & Company and currently serves as Executive Advisor. From 1993 to 1995, he served as President and Chief Executive Officer of Sperry Marine, Inc. Prior thereto, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as President of John J. McMullen Associates, President and Chief Operating Officer of TRE Corporation, Executive Vice President and Director of General Dynamics Corporation, Vice President of International Operations for Bechtel Corporation and Assistant Secretary of the Navy for Shipbuilding and Logistics. He graduated Phi Beta Kappa from Yale University and completed graduate studies in nuclear engineering at the Knolls Atomic Power Laboratories. He is also the co-inventor of the Consolidated Nuclear Steam Generator II and served in the US Navy for ten years as a nuclear submariner. Mr. Sawyer currently serves as a Director of Atlantic Marine Holding Company, Black Light Power Inc. and CHI Systems, Inc.

(7)	Mr. Deaner has served as our Chief Financial Officer since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995. Mr. Deaner received a Masters of Business Administration degree from Temple University and a Bachelors of Arts degree in Mathematics from Millersville University in Pennsylvania.

(8)	Mr. Cashel was appointed General Counsel and Corporate Secretary in July 2009. From December 2008 to July 2009, Mr. Cashel was General Counsel at ETC. From 1996 through 2008, Mr. Cashel was in private law practice. From May 1998 through December 2008, Mr. Cashel practiced law at Montgomery, McCracken, Walker and Rhoads, LLP, having served as a partner from 2003 through 2008. Mr. Cashel, who is also a registered patent attorney, received a Bachelor of Science degree in Chemical Engineering from Drexel University in 1987, and from 1987 through 1994 he was employed in various engineering positions. Mr. Cashel currently serves on the Board of Directors for the Delaware Valley Association of Corporate Counsel and a Drexel University College of Engineering advisory board.
Board of Directors
          Our Board of Directors consists of five members, one of whom (Mr. Mitchell) is also a member of management. Each Board member brings a diverse combination of background, education and interests to the Board’s oversight responsibility. In evaluating a nominee for Board membership, the Nominating and Governance Committee considers a number of factors including education and background, relevant experience, industry affiliations, personal interests and diversity (racial, gender, viewpoint, etc.) with a goal towards fostering Board heterogeneity.
          We have structured our Board to address the diverse nature of our businesses. Mr. Mitchell has been instrumental in introducing new technologies since the Company’s inception and possesses detailed knowledge of the technology of each of our businesses. Mr. Anderson, a former jet pilot with the U.S. Air Force, is a medical doctor with extensive experience in hyperbaric medicine and the aeromedical impact of flight. He is a key supporter of our Authentic Tactical Fighter Systems and a subject matter expert for our hyperbaric monoplace business. Mr. Lenfest, an attorney, spent 25 years managing and growing a company, is an investor with a long term horizon, and appreciates the longer development and marketing cycle required to introduce new technologies to an industry. Mr. Ryan is a retired certified public accountant who also was the CEO of a manufacturing company for thirteen years with long-term projects. He is cognizant of the financial aspects affecting the chief executive’s role particularly related to the management of long-term “turn-key” projects. Mr. Sawyer spent numerous years on both sides of procurement with the U.S. Navy and can offer valuable insight to proposal review and the management of complex government contracts.
          Our Board serves a specific role in risk oversight. Management reports to the full Board summarizing the important financial, operational and legal performance and issues of the recent period provide the basis for discussions on risk factors facing the organization. Our Audit Committee is assigned responsibility for financial risk. Our Nominating and Governance Committee addresses compliance risk. And our Compensation Committee evaluates compensation philosophy and policy with particular focus on their effect on enterprise risk.
          Mr. Mitchell serves the dual function as President, CEO and Chairman of the Board. We feel this is appropriate given the nature of our business. Our Company’s core strength is our ability to design, develop and integrate new technologies in our product lines. In our main market, pilot training systems, each new aircraft introduces a quantum leap forward in performance and application. To continue to successfully market our simulators, we must understand the important new features and be able to recreate their effects in a ground based training device. Mr. Mitchell has significant technical education, experience and training, and an in-depth working knowledge of the Company’s technology, and as a result he is able to educate the Board members on the applications of our technologies. As the chief spokesperson for our core technology, ATFS, he can provide valuable insight to the Board as to the evolution of and acceptance for this new and unique training method. ETC is a technology-driven Company and as such we feel the Board leader should possess this background.
          We do not have a lead independent director.
          Howard W. Kelley resigned from the Board effective July 2, 2009.
Committees of the Board of Directors
          During the fiscal year ended February 26, 2010, the Board of Directors held four meetings. All members of the Board of Directors attended all of the Board meetings.
          We have three standing Board Committees: Audit, Compensation and Nominating and Governance. Each committee has a charter which can be found on the Company’s website at www.etcusa.com. The members and chairpersons of each committee during fiscal 2010 are identified in the following table and each committee, its function and the numbers of meetings held by each committee during fiscal 2010 are described below.

Nominating and
Name of Director	Independent	Audit	Compensation	Governance
Stephen F. Ryan	Yes	Chair	X	X
Dr. George K. Anderson	Yes	X	X	Chair
George A. Sawyer	Yes	X	Chair	X
Number of Meetings Held in Fiscal Year		7	1	1
Director Independence
          Our stock is quoted on the OTC BB inter-dealer quotation system, which does not have director independence requirements. The Company, however, according to the Company’s Audit Committee Charter, requires that a minimum of three directors qualify as “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Sawyer and Ryan, and Dr. Anderson are our independent directors. Independent directors constitute a majority of our Board of Directors.
          The Company has an Audit Committee Charter which is posted on our website, which is located at www.etcusa.com. At February 26, 2010, we had an Audit Committee consisting of Messrs. Ryan (Chairman) and Sawyer and Dr. Anderson. Mr. Ryan has been designated as the Audit Committee Financial Expert as defined by the rules of the Securities and Exchange Commission. Among other responsibilities, the Audit Committee meets (in person or via telephone) with the external auditors to review and make recommendations to management concerning (if appropriate) the quarterly and annual financial results and the Reports on Forms 10-Q and 10-K. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent accountants in their preparation or issuance of an audit report or the performance of other audit and review services.
          Messrs. Sawyer (Chairman) and Ryan and Anderson also served on our Compensation Committee at February 26, 2010. The Compensation Committee is charged with the following responsibilities:
•	Establish CEO and executive officers compensation

•	Develop the compensation philosophy which shall include the strict adherence to the company’s Code of Ethics and Code of Conduct

•	Assist with the preparation of and review the Compensation Discussion and Analysis (“CD&A”)

•	Oversee equity compensation grant policy

•	Retain and terminate outside experts if needed

•	Evaluate related shareholder proposals
          Messrs. Anderson (Chairman) and Ryan and Sawyer also served on our Nominating and Governance Committee at February 26, 2010. The Nominating and Governance Committee is charged with finding and recommending new Board members and with ensuring our compliance with all regulatory governance requirements.

Code of Ethics
          We have a Code of Ethics, which applies to our chief executive officer, chief financial officer, controller and other senior financial officers. We also have a Company Code of Conduct that applies to our directors, officers and all employees. The Code of Ethics and the Company Code of Conduct are posted on our website, which is located at www.etcusa.com.
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
Compliance With Section 16(a) of the Exchange Act
          Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The rules of the SEC regarding the filing of Section 16(a) reports require that we disclose “late filings” of Section 16(a) reports.
          Based solely on our review of the copies of such forms which we received, or written representations from reporting persons that no Section 16(a) reports were required for those persons, Messrs. Mitchell and Anderson had one late filing each. We believe that our greater than ten percent beneficial owners complied with all applicable filing requirements.
Compensation Committee Interlocks and Insider Participation
          During fiscal 2010, the members of our Compensation Committee were Mr. George A. Sawyer (Chairman), Dr. George K. Anderson and Mr. Stephen F. Ryan. None of our executive officers served as (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) a director of another entity, one of whose executive officers served on our Compensation Committee or (iii) a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors. No member of our Compensation Committee has ever been our employee. The issuance of options to members of our Compensation Committee is discussed herein under the heading “Director Compensation”.

Item 10. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Objectives and Philosophy of Executive Compensation
          ETC’s executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is currently composed of George A. Sawyer who serves as the Committee Chairman, Dr. George K. Anderson, and Stephen F. Ryan, each of whom is independent under the relevant rules of the Securities and Exchange Commission.
          The Board of Directors adopted and approved a Compensation Committee Charter which sets forth the principles and policies followed by the Compensation Committee in connection with executive compensation. A copy of ETC’s Compensation Committee Charter is available on ETC’s corporate website (http:www.etcusa.com). In April 2009, the Compensation Committee incorporated into its charter a policy statement which defined its specific responsibilities and established a set of generic evaluation criteria for developing and rewarding goals and objectives for the CEO and executive officers.
          Stated broadly, we seek to provide competitive compensation for our executive officers that attracts and retains qualified executives, rewards individual and company achievement and aligns the financial interest of our executives with those of our stockholders. We use a combination of base salary, annual cash incentives, long-term equity incentives, perquisites and benefits programs to achieve these objectives. We emphasize performance-based incentive compensation programs for our executives, because we believe that these types of programs reward our executives when our financial and operational goals are achieved.
Compensation Philosophy and Objectives
          The primary focus of our executive compensation program is to improve our performance in the short and long term. The executive compensation program is structured to link executive compensation to the overall performance of ETC to more closely align the interests of the executive management team with the interests of ETC’s shareholders. We seek to maximize the possibilities for enhancing shareholder value by closely aligning compensation for ETC’s executive officers with the profitability of ETC. It is considered essential to the success of ETC that its compensation policies enable ETC to attract, retain and satisfactorily reward executive officers who are contributing to the long-term growth and success of ETC.
Primary Components of Executive Compensation
          The primary components of ETC’s executive compensation program consist of base salary, annual cash bonus incentive opportunities and long-term incentive opportunities in the form of options to acquire common stock.
Base Salary
          We set base salaries for our executive officers based upon their respective positions and corresponding responsibilities and authorities. Executive salaries are reviewed on an annual basis consistent with our fiscal reporting period. We compare our base salaries to market benchmarks for each particular position.
          The Compensation Committee specifically evaluates on an annual basis the CEO’s performance in relation to the individual goals and performance criteria in place for the period and in relation to overall Company performance. Based on this review, they establish an appropriate base compensation level for the next fiscal year. They also review and approve the CEO’s recommendations for executive officer compensation.
Short-term Incentive Compensation
          We use short-term incentives to focus executive officers on our quarterly and annual performance plan and to reward them for achieving pre-established performance goals and strategic objectives. These short-term incentives, along with the long-term incentives, put a significant portion of each executive officer’s pay at risk, so that these incentives are only earned when we achieve key performance goals and strategic objectives.

          During fiscal 2010 our CEO and each of our other named executives participated in a short term incentive compensation plan. Each executive was given a set of individual and common goals which applied for a specific period. These goals included financial objectives tied into our annual budget, individual goals related to operating or financing objectives, and goals related to personal development. Depending on their performance under the plan, each executive could earn a quarterly or annual compensation payment up to a total of 75% of base salary for our CEO and up to 50% of base salary for the other named executives. Starting with fiscal 2011, our short term incentive compensation plans will be evaluated on a fiscal year basis.
          Incentive payments related to performance in fiscal 2010 under the various short term incentive plans totaled $247,500 for our CEO (Mr. Mitchell received this payment subsequent to fiscal year end), $21,502 for our CFO, and $22,500 for our Corporate Counsel. (Certain of these payments were made subsequent to fiscal year end.) This program must be re-authorized on an annual basis and is subject to cancellation at any time.
Long-Term Incentive Compensation
          We provide equity-based, long-term incentives to our executive officers as part of their competitive pay package because we believe that they align the interests of the officers directly with the interests of our stockholders. We also believe that long-term incentive compensation is an important retention tool.
          On October 26, 2009, pursuant to the Company’s 2009 Employee, Director and Consultant Stock Plan, the Board of Directors authorized the grant of stock options for 33,000 shares of common stock to our Chief Executive Officer, 11,500 options to our Chief Financial Officer, and 15,500 options to our General Counsel and Corporate Secretary.
Executive Benefits and Perquisites
          As salaried employees, our executive officers participate in all our standard Company benefit programs. Our health and welfare plans include medical, dental, life, short-term disability and other coverages. The health and related benefits provided to executive officers are offered through broad based plans applicable to all regular full-time ETC employees. Our executive officers are also eligible to participate in the ETC Retirement Savings Plan, a qualified 401(k) plan that provides all of the executive officers with the opportunity to contribute compensation, up to the limits imposed by the Internal Revenue Code, on a pre-tax or after-tax basis. We match 100% of the first 4% of salary contributed, and this match vests in equal shares over a period of the five subsequent years. This Retirement Savings Plan is the same plan offered to all regular full-time ETC employees.
Compensation Committee Report
          The Compensation Committee has reviewed and discussed the Compensation and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.
Employment Agreements with Executive Officers
          As of February 26, 2010, we have entered into employment agreements with certain employees, including the executive officers listed in the Summary Compensation Table.
Chief Executive Officer Employment Agreement
          On July 24, 2006, ETC entered into an employment agreement with William F. Mitchell (the (“CEO Plan”) pursuant to which Mr. Mitchell is employed as the President and Chief Executive Officer. Mr. Mitchell also serves as the Chairman of the Board of ETC. Under Mr. Mitchell’s employment agreement, he is entitled to receive a base salary (currently $330,000), which is subject to increase annually based on a review of his performance by ETC’s Compensation Committee. Mr. Mitchell is also entitled to receive a bonus based on a formula and targets set forth in the CEO Plan.
          The term of the employment agreement was originally three years, and it has been extended for another three years (through July 24, 2012), If ETC does not renew the employment agreement for any additional three-year periods, Mr. Mitchell is entitled to terminate the employment agreement and receive certain benefits under the terms of the employment agreement including, without limitation, three years of base salary, bonuses and participation in various benefit plans. The employment agreement also provides Mr. Mitchell with three years of base salary, bonuses, and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Mitchell terminates his employment with ETC for good reason, including a change in control of ETC (other than a change of control in connection with an acquisition by Lenfest), each as defined in the employment agreement.

     ETC has also entered into employment agreements (the “Employment Agreement(s)”) with Duane D. Deaner, our CFO, and James D. Cashel, our General Counsel and Corporate Secretary (the “Executives”). Under the Employment Agreements, the Executives each receive a base salary which is subject to increase annually based on a review of their performance. Additionally, the Executives are entitled to bonuses based on specific annual objectives tailored to their individual areas of responsibility. The term of the Employment Agreements is through November 1, 2011. If ETC does not renew them for additional two-year periods, each Executive is entitled to terminate their employment agreement and to receive certain benefits including, without limitation, two years of base salary, bonuses and participation in various benefit plans. The employment agreements also provide the Executives with two years of base salary, bonuses, and participation in various benefit plans of ETC if the Executive’s employment is terminated due to a disability, by ETC without cause, or if the Executive terminates their employment with ETC for good reason as defined in the employment agreement.
SUMMARY COMPENSATION TABLE
     The following Summary Compensation Table sets forth the compensation of our Named Executive Officers for the fiscal years ended February 26, 2010 and February 27, 2009.

									Change in
									Pension Value
									and
									Nonqualified
								Non-Equity	Deferred
Name and Principal					Stock	Option		Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus		Awards	Awards		Compensation	Earnings	Compensation		Total
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)		(j)
William F. Mitchell (1)	2010	$243,000		(2)	—	$86,000	(3)	—	—	$66,000	(4)	$395,000
Chairman of the Board,	2009	$225,000								$68,000	(5)	$293,000
Chief Executive Officer, President and Director

Duane D. Deaner (6)	2010	$115,000	$22,000	(7)	—	$30,000	(8)	—	—	$2,000	(9)	$169,000
Chief Financial Officer	2009	$102,000	$15,000							$2,000	(10)	$119,000

James D. Cashel (11)	2010	$143,000		(12)	—	$41,000	(13)	—	—	$3,000	(14)	$187,000
General Counsel, Corporate Secretary

(1)	ETC is party to an employment agreement with Mr. Mitchell, pursuant to which Mr. Mitchell serves as President and Chief Executive Officer. The terms and conditions of Mr. Mitchell’s employment agreement are summarized above under “Primary Components of Executive Compensation-Chief Executive Officer Employment Agreement.”

(2)	Mr. Mitchell received a bonus of $247,500 subsequent to fiscal year end.

(3)	On October 26, 2009 Mr. Mitchell was awarded stock options for 33,000 shares of the Company’s common stock pursuant to the Company’s 2009 Employee, Director and Consultant Stock Plan.

(4)	Consists of $60,000 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $2,000 in automobile allowance payments for Mr. Mitchell’s company car, and $4,000 in contributions on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

(5)	Consists of $60,000 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $2,000 in automobile allowance payments for Mr. Mitchell’s company car, $3,000 in life insurance premium payments and $3,000 in contributions on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

(6)	ETC is party to an employment agreement with Mr. Deaner, pursuant to which Mr. Deaner serves as Chief Financial Officer. The terms and conditions of Mr. Deaner’s employment agreement are summarized above under “Primary Components of Executive Compensation-Employment Agreements with Executive Officers.”

(7)	Subsequent to fiscal year end, Mr. Deaner received an additional $8,000 in bonus payments related to the Company’s performance in fiscal 2010.

(8)	On October 26, 2009 Mr. Deaner was awarded stock options for 11,500 shares of the Company’s common stock pursuant to the Company’s 2009 Employee, Director and Consultant Stock Plan.

(9)	Consists of ETC’s contribution on behalf of Mr. Deaner’s pursuant to ETC’s Retirement Savings Plan.

(10)	Consists of ETC’s contribution on behalf of Mr. Deaner’s pursuant to ETC’s Retirement Savings Plan.

(11)	ETC is party to an employment agreement with Mr. Cashel, pursuant to which Mr. Cashel serves as General Counsel and Corporate Secretary. The terms and conditions of Mr. Cashel’s employment agreement are summarized above under “Primary Components of Executive Compensation- Employment Agreements with Executive Officers.”

(12)	Subsequent to fiscal year end, Mr. Cashel received a bonus payment of $22,500 related to the Company’s performance in fiscal 2010.

(13)	On October 26, 2009 Mr.Cashel was awarded stock options for 15,500 shares of the Company’s common stock pursuant to the Company’s 2009 Employee, Director and Consultant Stock Plan.

(14)	Consists of ETC’s contribution on behalf of Mr.Cashel pursuant to ETC’s Retirement Savings Plan.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
          This table summarizes the equity awards held by our Named Executive Officers as of February 26, 2010.

	Number of
	Securities	Number of Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option Exercise
	Options	Options	Price	Option
Name	(#) Exercisable	(#) Unexercisable	($)	Expiration Date
(a)	(b)	(c)	(e)	(f)
William F. Mitchell	—	33,000	$2.64	12/17/2019
Chairman of the Board, Chief Executive Officer, President and Director

Duane D. Deaner	2,881	—	$7.375	1/03/11
Chief Financial Officer	6,978	—	$7.24	9/15/14
	642	—	$6.07	9/21/16
		11,500	$2.64	12/17/2019

James D. Cashel		15,500	$2.64	12/17/2019
General Counsel, Corporate Secretary

Compensation of Directors
          Currently our directors who did not serve as officers are paid a fee of $5,000 (either in cash or equivalent value of common stock of the Company) per calendar quarter for attending four Board of Directors meetings, four Audit Committee meetings, and two each of Nominating/Governance and Compensation Committee meetings. For additional Board meetings, directors receive $1,000 per meeting. For additional committee meetings, directors receive either $1,500 for each in-person meeting or $250 for each teleconference meeting. Additionally, non-employee directors may be awarded options to purchase common stock of the Company. Pursuant to this plan, in November 2009, each of Mr. Anderson, Mr. Sawyer and Mr. Ryan, our independent directors, were awarded options to purchase 10,000 shares of common stock at an exercise price of $2.64 per share, which is equal to the closing trading price on the date of grant.
FISCAL 2010 DIRECTOR COMPENSATION TABLE
     The following table sets forth the compensation paid by the Company to each of its Directors for the fiscal year ended February 26, 2010.

					Change in
	Fees				Pension Value and
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)[1]	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William F. Mitchell [2]	—	—	—	—	—	—	—

George K. Anderson, M.D. [3]	$16,000	—	—	—	—	—	$16,000

H. F. Lenfest [4]	$5,000	4,000	—	—	—	—	$9,000

George A. Sawyer [5]	$10,000	—	—	—	—	—	$10,000

Steve Ryan[6]	$12,667	—	—	—	—	—	$12,667
	—	—	—	—	—	—	—

[1]	ETC used the closing price of its common stock on the date of grant as reported on the Over the Counter – Bulletin Board to compute the value of these awards.

[2]	Mr. Mitchell held options to purchase an aggregate of 33,000 shares of our common stock as of February 26, 2010.

[3]	Dr. Anderson held options to purchase an aggregate of 60,000 shares of our common stock as of February 26, 2010.

[4]	Mr. Lenfest did not hold any options to purchase shares of our common stock as of February 26, 2010.

[5]	Mr. Sawyer held options to purchase an aggregate of 10,000 shares of our common stock as of February 26, 2010.

[6]	Mr. Ryan held options to purchase an aggregate of 10,000 shares of our common stock as of February 26, 2010.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of May 1, 2010, the number of shares and percentage of our common stock owned beneficially by each Director, each nominee for Director and each executive officer named in the Summary Compensation Table, and each person holding, to our knowledge, more than 5% of our outstanding common stock (1). The table also sets forth the holdings of all directors and executive officers as a group.

	Number of shares		Percentage
William F. Mitchell (2)	1,093,624	(3)	12.0%
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

George K. Anderson, M.D. (4)	51,250	(5)	1.0%
8 Little Harbor Way
Annapolis, MD 21403

H.F. Lenfest (4)	14,512,176	(6)	68.5%
c/o The Lenfest Group
Fire Tower Bridge-Suite 460
300 Barr Harbor Drive
West Conshohocken, PA 19428

Stephen F. Ryan (4)	6,713		*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

George A. Sawyer (4)	1,713		*
404 North Union Street
Alexandria, VA 22314

T. Todd Martin, III	999,592	(7)	11.0%
50 Midtown Park East
Mobile, AL 36606

Duane D. Deaner (8)	10,501	(9)	*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

James D. Cashel (10)	—		*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

All Directors and Executive Officers as a group (7 persons)	15,675,977		73.7%	(11)

*	less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The “Percent of Common Stock” is based on a denominator for the applicable Beneficial Owner equal to the sum of: (i) 9,086,999 shares of common stock outstanding, (ii) the shares of common stock, which may be acquired by such Beneficial Owner upon the exercise of options owned by such Beneficial Owner, and (iii) the shares of common stock beneficially owned by Lenfest set forth in footnote 6 below.

(2)	Chairman of the Board, President, Chief Executive Officer and Director of the Company.

(3)	Includes 45,200 shares of common stock held by Mr. Mitchell’s wife.

(4)	Director of the Company.

(5)	Includes 50,000 shares of common stock which may be acquired upon the exercise of options that are presently exercisable.

(6)	Includes 11,370,500 shares of common stock issuable upon conversion of 22,741 shares of Series E Preferred Stock, 148,601 shares of common stock issuable upon conversion of 155 shares of Series D Preferred Stock and 594,335 shares of common stock issuable upon conversion of 700,000 common stock warrants.

(7)	Includes 938,692 shares of common stock owned by Advanced Technology Asset Management, LLC, a limited liability company of which T. Todd Martin, III is manager. Also includes 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 7,000 shares owned by trusts of which Mr. Martin is trustee, and 10,000 shares owned by Perdido Investors, LLC, of which Mr. Martin is the manager.

(8)	Chief Financial Officer of the Company.

(9)	Includes 10,501 shares of common stock which may be acquired upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable.

(10)	General Counsel and Corporate Secretary of the Company.

(11)	Includes 50,000 shares of common stock which may be acquired by members of the Board of Directors upon the exercise of options that are presently exercisable. Additionally, includes 11,370,500 shares of common stock issuable upon conversion of 22,741 shares of Series E Preferred Stock, 148,601 shares of common stock issuable upon conversion of 155 shares of Series D Preferred Stock and 594,335 shares of common stock issuable upon conversion of 700,000 common stock warrants. Also includes 10,501 shares of common stock which may be acquired by Duane D. Deaner upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable.
For information regarding our equity compensation plans, please see the Equity Compensation Plan Information section of the Annual Report to Stockholders attached hereto as Exhibit 13 and Item 5 of this Annual Report, both of which are incorporated herein by reference.
Item 12. Certain Relationships and Related Transactions and Director Independence
Background For Discussion Of Transactions Completed in Fiscal 2010
     On February 19, 2003, ETC completed a refinancing of its indebtedness with PNC Bank and H.F. Lenfest (“Lenfest”) in the aggregate amount of $29,800,000. Pursuant to the terms of the Convertible Note and Warrant Purchase Agreement, dated February 19, 2003, between ETC and Lenfest, ETC issued to Lenfest (i) a 10% senior subordinated convertible promissory note in the original principal amount of $10,000,000 and (ii) warrants to purchase 803,048 shares of common stock. As a condition to closing the financing, ETC appointed Lenfest to its Board of Directors.
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
     On April 7, 2006, we entered into a Preferred Stock Purchase Agreement (the “Lenfest Equity Agreement”) with Lenfest. The Lenfest Equity Agreement, which was scheduled to terminate on October 6, 2007, permitted us to unilaterally draw down up to $15 million in exchange for shares of our newly created Series B Cumulative Convertible Participating Preferred Stock (“Series B Preferred Stock”) at a dividend equal to six percent per annum. Three years after issue the Series B Preferred Stock was convertible, at Lenfest’s request, into ETC common shares at a conversion price (the “Conversion Price”) which was set on the day of each draw down. The Conversion Price was equal to the closing price of our common stock on the trading day immediately preceding the day in which the draw down occurred, subject to a floor price of $4.95 per common share. Draw downs were not permitted on any day when the Conversion Price was less than this floor price. On the sixth anniversary of the Lenfest Equity Agreement, any issued and outstanding Series B Preferred Stock would be mandatorily converted into ETC common stock at each set Conversion Price. The Lenfest Equity Agreement also allowed us to redeem any outstanding Series B Preferred Stock any time within its six-year term of the Lenfest Equity Agreement. Any issued and outstanding Series B Preferred Stock would vote with the ETC common stock on an as converted basis. The Lenfest Equity Agreement was terminated on July 31, 2007 upon execution of the credit agreement with PNC Bank (discussed below).

     In connection with the execution of the Lenfest Equity Agreement, in April 2006 we drew down $3 million by issuing 3,000 shares of Series B Preferred Stock with a Conversion Price equal to $4.95 per share. Additionally, on July 31, 2006, we drew down an additional $3 million by issuing 3,000 shares of Series B Preferred Stock at a conversion price equal to $6.68 per common share. In each instance, the proceeds were used for general corporate purposes. The Series B Preferred Stock voted with ETC’s common stock on an as-converted basis and was fully convertible into 1,055,163 shares of ETC common stock.
     Effective May 9, 2007, the Company entered into a letter agreement with Lenfest pursuant to which Lenfest agreed to provide financial support to the Company in the form of a guarantee and/or provide access to funding until June 30, 2008.
     On July 31, 2007, ETC completed a refinancing of its indebtedness with PNC Bank in the aggregate amount of up to $15,000,000. This refinancing by ETC was an extension of a credit facility originally entered into with PNC Bank in February 2003. ETC’s obligations under the Credit Agreement was secured by a personal guarantee from Lenfest under a Restated Guaranty, dated July 31, 2007, made by Lenfest in favor of PNC. ETC agreed to pay Lenfest an annual cash fee of 1% of the loan commitment for his guarantee.
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
     The Series C Preferred Stock was convertible by Lenfest at any time into shares of ETC’s common stock at a conversion price of $3.03 per share based on the closing price for ETC’s common stock on August 22, 2007, the trading day immediately prior to the issuance. The Series C Preferred Stock voted with ETC’s common stock on an as-converted basis and was fully convertible into 1,089,108 shares of ETC common stock. The Series C Preferred Stock would automatically convert into ETC common shares on the fifth anniversary of its issuance. It carried a dividend equal to ten percent (10%) per annum.
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
     The Series B and C Preferred Stock (the “instruments”) are recorded in the accompanying financial statements as mezzanine financing. This classification is due to the preferential redemption feature of the instruments, which provided that a change in ownership would result in a forced liquidation. A forced liquidation is considered outside the control of the Company. Therefore, the preferential treatment upon an act outside the control of the Company precluded equity treatment under the Securities and Exchange Commission Accounting Series Release (“ASR”) 268 and Topic D98.
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
     On May 20, 2008, Lenfest agreed to fund all requests by ETC for funds to support its operations through June 30, 2009, on terms and conditions to be mutually agreed upon by Lenfest and ETC, provided that ETC shall not request more than $10 million in the aggregate. All agreements would be subject to any required approvals including the approval of ETC’s shareholders and in accordance with the rules and regulations of the NYSE AMEX LLC (formerly the American Stock Exchange), if required.
Transactions Completed in Fiscal 2010
     Effective April 24, 2009, we entered into a transaction (the “Lenfest Financing Transaction”) with Lenfest that provided for the following upon the satisfaction of certain conditions, including the receipt of the approval of the Company’s shareholders to certain components of the transaction (as more fully described below, the “Shareholder Approvals”): (i) a $7,500,000 credit facility to be provided by Lenfest to ETC; (ii) exchange of the Subordinated Note (as defined below) held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company, the terms of which are described below; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank in connection with an increase of the existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.
Lenfest Credit Facility
     As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500,000 with Lenfest (the “Lenfest Credit Facility”). The Lenfest Credit Facility is to be used to finance certain government projects that ETC was and is seeking to be awarded (the “Projects”). The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”). In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500,000 (the “Lenfest Credit Facility Note”). Each Lenfest Credit Facility Note issued prior to ETC obtaining the Shareholder Approvals accrues interest at the rate of 15% per annum, payable in cash or, at the option of Lenfest, in shares of a new class of preferred stock, Series D Preferred Stock, of the Company, the terms of which are described below. The interest rate on the Lenfest Credit Facility Notes will decrease to 10% per annum retroactive to the date of the issuance of each note if the Company obtains the Shareholder Approvals. All Lenfest Credit Facility Notes issued after ETC obtains the Shareholder Approvals shall accrue interest at the rate of 10% per annum, payable in cash or, at the option of Lenfest, shares of Series D Preferred Stock.
     In connection with the execution of the Lenfest Credit Agreement on April 24, 2009, the Company was initially entitled to drawdown $1,000,000 under the Lenfest Credit Agreement prior to obtaining the Shareholder Approvals and satisfying certain other conditions (the “Initial $1 Million Loan”). The Initial $1 Million Loan had a maturity date of five (5) business days following the Shareholder Approval Date (as defined below) (the “Initial $1 Million Loan Early Maturity Date”), unless the Company received the Shareholder Approvals, in which event the maturity date would be extended until three years from its date of issuance. Each additional Lenfest Credit Facility Note, none of which would be issued unless the Company received the Shareholder Approvals, shall mature on the earlier of (i) three years from its date of issuance or (ii) December 31, 2012.
     As set forth in the Form 8-K of the Company filed on February 26, 2009, Lenfest made a loan to ETC in the principal amount of $2,000,000 on February 20, 2009 (the “$2 Million Loan”), which amount is considered advanced under the Lenfest Credit Facility. The $2 Million Loan was to be used by ETC solely to support ETC’s proposal on one of the Projects. The terms of the $2 Million Loan are set forth in a Secured Promissory Note, dated February 20, 2009, by ETC in favor of Lenfest (the “$2 Million Note”). The $2 Million Note will mature on the earlier of (i) three days following the date ETC is informed by the United States government or otherwise learns that it has been denied or will not be awarded the Project, (ii) August 20, 2009 if ETC has not obtained the Shareholder Approvals on or before the Shareholder Approval Date (the “$2 Million Loan Early Maturity Date”) or (iii) three years following the date of issuance of the $2 Million Note. The proceeds from this $2 million loan are included in restricted cash in ETC’s balance sheets as of February 27, 2009. On September 1, 2009 the Company repaid the $2 million loan in full..
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
     In connection with each Lenfest Credit Facility Note issued by ETC, ETC agreed to issue to Lenfest a warrant to purchase a number of shares of ETC common stock equal to (i) 10% of the principal amount of the Lenfest Credit Facility Note divided by (ii) closing price of ETC common stock for the day immediately preceding the date of issuance of this warrant. The exercise price for the warrants would be equal to such closing price. The warrants would be exercisable for seven years following issuance.
     With respect to the warrant to be issued in connection with the $1 Million Loan, if it was drawn down but not repaid in full on or before the Initial $1 Million Loan Early Maturity Date or if ETC did not obtain the Shareholder Approvals by July 2, 2009 (which date would be extended up to August 13, 2009 if the Securities and Exchange Commission provided comments to the Proxy Statement to be filed in connection with the transactions described herein) (the “Shareholder Approval Date”), then Lenfest will be entitled to purchase under such warrant a number of shares of ETC Common Stock equal to $500,000 divided by the closing price of ETC’s common stock for the day immediately preceding the date of issuance of the warrant, at an exercise price equal to 50% of the initial exercise price.
     In addition, in connection with the $2 Million Loan, ETC issued to Lenfest a warrant (the “$2 Million Loan Warrant”) to purchase 143,885 shares of ETC common stock, at an exercise price per share equal to $1.39, which was equal to the average price of ETC common stock for the 120 trading days immediately preceding the date of this warrant. If the $2 Million Loan was not repaid in full on or before the $2 Million Loan Early Maturity Date or if ETC did not obtain the Shareholder Approvals by the Shareholder Approval Date, then Lenfest would be entitled to purchase an additional 575,539 shares of ETC stock for a total of 719,424 shares of ETC common stock under such warrant and the exercise price per share of such warrant would be decreased by 50% to $0.69 for all shares. The $2 Million Loan Warrant was amended and restated on April 24, 2009 to confirm its definition of the Shareholder Approval Date with the definition set forth in the Lenfest Credit Agreement.
     The Lenfest Credit Agreement contained customary affirmative and negative covenants for transactions of this type, including limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business and transactions with affiliates. The Lenfest Credit Agreement also contained financial covenants that were similar in scope to the financial covenants set forth in the proposed Amended and Restated PNC Credit Agreement (as defined below).
     The Lenfest Credit Facility Notes provided for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of judgments and the liquidation of ETC.
     The obligations of the Company to Lenfest under the Lenfest Credit Facility are secured by (i) the grant of a security interest in all personal property of the Company and certain subsidiaries of the Company and (ii) the Company’s grant of a mortgage on all of the Company’s real property in favor of Lenfest.
Exchange of Existing Instruments for Series E Preferred Stock
     As part of the Lenfest Financing Transaction, the Subordinated Note in the original principal amount of $10,000,000 issued by ETC to Lenfest on February 18, 2003, together with all accrued interest and warrants issuable pursuant to the terms of the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock of the Company held by Lenfest, together with all accrued dividends thereon, was exchanged (the “Series E Exchange”) for shares of a newly-created class of Series E Convertible Preferred Stock of the Company (the “Series E Preferred Stock”). The Series E Exchange was conditioned upon ETC’s receipt of the Shareholder Approvals. Accordingly, the Company was not able to complete the Series E Exchange unless the Company obtains the Shareholder Approvals.
     The Series E Preferred Stock provides for a dividend equal to 10% per annum. The dividend will be payable on the liquidation of ETC, on the conversion of the Series E Preferred Stock or following declaration by the Board of Directors of ETC. Upon liquidation, dissolution or winding up of ETC, the Series E Preferred Stock will have the right to receive the original investment amount plus accrued dividends. To the extent of any remaining funds or assets, the Series E Preferred Stock will participate on an as-converted basis in additional distributions. The Series E Preferred Stock will rank pari passu with the Series D Preferred Stock. Assuming that ETC’s shareholders approve the Lenfest Financing Transaction, the Series E Preferred Stock will vote with the ETC common stock on an as converted basis on all matters that require the vote of ETC’s shareholders.
     The Series E Preferred Stock is convertible, at Lenfest’s request, into shares of ETC common stock at a conversion price equal to $2.00 per common share.
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
     The Series E Preferred Stock is classified in the Company’s balance sheet as permanent equity.

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
     The terms of PNC Bank’s agreement to increase the amount of financing under the 2007 PNC Credit Facility are set forth in a letter agreement, dated April 24, 2009, between ETC and PNC Bank (the “PNC Letter Agreement”). If the Shareholder Approvals are obtained, ETC and PNC Bank agreed to enter into the Amended and Restated Credit Agreement (the “Amended and Restated PNC Credit Agreement”) and the Second Amended and Restated Reimbursement Agreement for Letters of Credit (the “Amended and Restated Reimbursement Agreement”) in the forms attached to the PNC Letter Agreement. The promissory note executed by ETC in favor of PNC Bank in connection with the 2007 PNC Credit Facility would also be cancelled and replaced with the Amended and Restated Promissory Note in the principal amount of $20,000,000 in the form attached to the PNC Letter Agreement (the “Amended and Restated PNC Note”). Lenfest would execute and deliver to PNC Bank the following agreements, the forms of with are attached to the PNC Letter Agreement: (i) an Amended and Restated Guaranty Agreement, which would replace the Restated Guaranty executed by Lenfest in connection with the 2007 PNC Credit Facility (the “Amended and Restated Guaranty”), (ii) a Pledge Agreement, pursuant to which Lenfest shall make the Lenfest Pledge, and (iii) a Notification and Control Agreement. Such agreements, together with the Amended and Restated PNC Credit Agreement, the Amended and Restated Reimbursement Agreement and the Amended and Restated PNC Note are collectively referred to herein as the “2009 PNC Financing Documents”.
     In the event that the Shareholder Approvals were not obtained or ETC and Lenfest fail to enter into the 2009 PNC Financing Documents on or before August 6, 2009, PNC Bank would no longer be obligated to enter into such agreements and increase the amount of financing available to ETC to $20,000,000.
     Borrowings under the Amended and Restated PNC Credit Agreement are available for working capital or other general business purposes and for issuances of letters of credit. Amounts borrowed under the Amended and Restated PNC Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made under the Amended and Restated PNC Credit Agreement will bear interest at the London Interbank Offered Rate (as described in the Amended and Restated PNC Note) plus 2.50%. Additionally, ETC will be obligated to pay a fee of 0.125% per annum for unused available funds.
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

Shareholder Approvals
     ETC obtained the Shareholder Approvals on July 2, 2009. As a result, the 2009 PNC Financing Documents were entered into, and ETC paid to Lenfest an origination fee equal to 1% of the Lenfest Pledge and annual interest equal to 2% of the Lenfest Pledge, each payable in shares of Series D Preferred Stock. In consideration of Lenfest entering into the Amended and Restated Guaranty, ETC issued to Lenfest warrants to purchase shares of ETC common stock equal to 10% of the amount of the $5,000,000 increase in funding available under the Amended and Restated PNC Credit Agreement. The warrants will be exercisable for seven years following issuance at an exercise price per share equal to the closing price of ETC’s common stock on the day prior to issuance.
Series D Preferred Stock
     ETC has created a new class of Series D Preferred Stock. The Series D Preferred Stock was issued for payment of the origination fee and interest on the Lenfest Credit Facility Notes as described above. The Series D Preferred Stock provides for a dividend equal to 10% per annum. The dividend will be paid on the liquidation of ETC, on the conversion of the Series D Preferred Stock or following declaration by the Board of Directors of ETC. Upon liquidation, dissolution or winding up of ETC, the Series D Preferred Stock will have the right to receive the original investment amount plus accrued dividends. To the extent of any remaining funds or assets, the Series D Preferred Stock will participate on an as-converted basis in additional distributions. The Series D Preferred Stock ranks pari passu with the Series E Preferred Stock. The Series D Preferred Stock votes with the ETC common stock on an as converted basis on all matters that require the vote of ETC’s shareholders.
     The Series D Preferred Stock is convertible, at Lenfest’s request, into ETC common shares at a conversion price equal to the fair market value of ETC’s common stock on the date of issuance.
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
     The Series D Preferred Stock is classified in the Company’s balance sheet as permanent equity.
First Amendment to Amended and Restated PNC Credit Agreement
     On October 1, 2009, the Amended and Restated PNC Credit Agreement was amended to extend the maturity date to June 30, 2011. Additionally, the affirmative covenants were adjusted. The Consolidated Tangible Net Worth covenant was modified to reflect the impact on the Company’s balance sheet of the Lenfest Financing Transaction. Effective with each fiscal quarter ending after October 1, 2009, the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000,000. The Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant was changed to a minimum of $1,200,000 for the fiscal quarter ended August 28, 2009, and $1,000,000 for the fiscal quarter ended November 27, 2009. Beginning with the first fiscal quarter ending after December 1, 2009, and for each fiscal quarter ending thereafter, the Company must maintain a minimum aggregate EBITDA of $4,000,000 for the fiscal quarter then ending and the three preceding fiscal quarters.
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
     As security for this line of credit, ETC and H.F. Lenfest were each required to provide PNC Bank with the equivalent of $2,711,000 in the form of cash or other financial instruments. To meet this requirement, ETC has deposited cash in this amount in a restricted bank account with PNC Bank. H.F. Lenfest has guaranteed the Company’s obligations under the Dedicated Line of Credit Agreement, and has pledged to PNC Bank $2,711,000 in certificated securities. On March 30, 2010 ETC placed additional cash funds with PNC Bank, and subsequent to fiscal year end Lenfest’s guarantee was terminated and his securities were returned.

Other Related Party Transactions
     ETC purchases industrial products from Industrial Instruments Corp. which is owned by Christine and Charles Walter, the daughter and son-in-law of William F. Mitchell, Sr., ETC’s President and Chief Executive Officer. During fiscal 2010 the Company purchased $626,000 from Industrial Instruments. ETC also rents office space to Industrial Instruments at ETC’s corporate headquarters. During fiscal 2010, Industrial Instruments paid to ETC rent in the amounts of $5,000.
     ETC purchases travel accommodations from Jet Set, a company that employs Kathleen Mahon, the daughter of Mr. Mitchell, Sr. During fiscal 2010, ETC purchased travel through Jet Set totaling $317,000, and Ms. Mahon received approximately $9,000 from her employer in commissions on account of such purchases. Ms. Mahon is also engaged by ETC as a consultant to review expense reports submitted by Company employees. During fiscal 2010, Ms. Mahon received $17,000 in consideration of such services.
     ETC also employs William F. Mitchell, Jr., the son of Mr. Mitchell, as its Vice President, Contracts/Purchasing, and David Mitchell, the son of Mr. Mitchell, as its Business Unit Manager for Sterilizers. In fiscal 2010, William F. Mitchell, Jr., received $134,000 and David Mitchell received $132,000 in compensation from ETC.
Review, Approval or Ratification of Transactions with Related Parties
     We have not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions. However, such transactions, if and when they are proposed or have occurred, have traditionally been, and will continue to be, reviewed by our Audit Committee on a case-by-case basis. The Audit Committee may consider any relevant factors when reviewing the appropriateness of a related-party transaction, including, but not limited to, the following: (i) the importance of the transaction to ETC; (ii) the amount involved in the proposed transaction; (iii) the specific interest of the director or executive officer (or immediate family members of same) in the proposed transaction; and (iv) the overall fairness of the terms of the transaction to ETC.
Item 13. Principal Accountant Fees and Services
     Under the Company’s Bylaws and the Charter of the Audit Committee of the Board of Directors, authority to select the Company’s auditors is vested in the Audit Committee of the Board of Directors. Such selection is made through the formal act of the Audit Committee. It has not been and is not the Company’s policy to submit selection of its auditors to the vote of the shareholders because there is no legal requirement to do so.
     The following table presents fees for professional audit services rendered by the Company’s independent registered public accounting firm, Friedman, LLP for professional services rendered. The fees include charges for quarterly financial statement reviews and the annual audit, employee benefit plans, and tax services for the fiscal years ended February 26, 2010 and February 27, 2009.

	FY 2010	FY 2009
Audit fees	$182,512	$240,780
Audit related fees (1)	20,472	19,048

Audit and audit related fees	202,984	259,828
Tax fees (2)	12,925	24,212

Total fees	$215,909	$284,040

(1)	Audit related fees consist of fees related to review of the Lenfest transaction (fiscal 2009) and employee benefit plan audits.

(2)	Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

PART IV
Item 14. Exhibits and Financial Statement Schedules.
(a) Exhibits:

Number	Item
3.1(i)(1)	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.1(i)(2)	Statement with respect to shares of Series B Cumulative Convertible Participating Preferred Stock, filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

3.1(i)(3)	Statement with respect to shares of Series C Cumulative Convertible Participating Preferred Stock was filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated August 28, 2007, and incorporated herein by reference.

3.1(i)(4)	Statement with respect to shares of Series D Convertible Preferred Stock, and incorporated herein by reference.

3.1(ii)	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

3.1(i)(5)	Statement with respect to shares of Series E Convertible Preferred Stock was filed on July 6, 2009 as Exhibit 3.1 to Registrant’s Form 8-K and incorporated herein by reference.

3.1(i)(6)	Amendment to Articles of Incorporation of the Company was filed on July 6, 2009 as Exhibit 3.2 to Registrant’s Form 8-K and incorporated herein by reference.

4.1	$10,000,000 Senior Subordinated Convertible Note, dated February 18, 2003, issued by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 4.1 to Form 8-K and is incorporated herein by reference.

4.2	Unsecured $1 million Promissory Note, dated June 28, 2007 executed by the Registrant in favor of H.F. Lenfest, was filed on June 28, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

4.3	$15 million Committed Line of Credit Note, dated as of July 31, 2007 issued by the Registrant in favor of and PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference

4.4	First Amendment to Senior Subordinated Convertible Note, effective as of February 19, 2008, by the Registrant in favor of H.F. Lenfest was filed on was filed on March 11, 2008 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

4.5	Secured Promissory Note by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

4.6	Common Stock Warrant issued by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.3 to Form 8-K and is incorporated by reference.

4.7	Amended and Restated Warrant, dated as of April 24, 2009, between Registrant and Lenfest, was filed on April 27, 2009 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.1	Registrant’s 1998 Stock Option Plan was filed on October 8, 1998 on Form S-8 and is incorporated herein by reference. *

10.2	Registrant’s Employee Stock Purchase Plan was filed on July 6, 1988 as Exhibit A to the Prospectus included in Registrant’s Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference. *

10.3	Registrant’s Stock Award Plan adopted April 7, 1993, was filed as Exhibit 10(ix) to the Registrant’s Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference. *

10.4	Registrant’s 2009 Employee, Director and Consultant Stock Plan was filed on September 4, 2009 on Form S-8 and is incorporated herein by reference. *

10.5	Convertible Note and Warrant Purchase Agreement dated February 18, 2003, by and between the Registrant and Lenfest was filed on February 25, 2003 as Exhibit 10.8 to Form 8-K and is incorporated herein by reference.

10.6	Registration Rights Agreement dated as of February 18, 2003, by and between the Registrant and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.9 to Form 8-K and is incorporated herein by reference.

Number	Item
10.7	Security Agreement, made and entered into as of February 18, 2003, by and among the Registrant, Entertainment Technology Corporation, ETC Delaware, Inc. and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.10 to Form 8-K and is incorporated herein by reference.

10.8	Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.11 to Form 8-K and is incorporated herein by reference.

10.9	Subscription Agreement, dated as of February 14, 2005, between the Registrant and H.F. Lenfest, was filed on February 16, 2005 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.10	2005 Non-employee Director Stock Option Plan, incorporated by reference to Annex A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 16, 2005 and incorporated herein by reference. *

10.11	Preferred Stock Purchase Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

10.12	Registration Rights Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.2 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

10.13	Restated Limited Guaranty Agreement, dated as of November 16, 2006, between the Registrant and H.F. Lenfest, was filed on November 20, 2006 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.14	Employment Agreement, dated as of November 1, 2005, between Registrant and Duane D. Deaner, Chief Financial Officer was filed on May 24, 2007 as Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended February 23, 2007 and is incorporated herein by reference.*

10.15	Employment Agreement, dated as of July 24, 2006, between Registrant and William F. Mitchell , was filed on July 24, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.*

10.16	Credit Agreement, dated as of July 31, 2007 between the Registrant and PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.17	Agreement between Registrant and H.F. Lenfest, dated as of May 9, 2007 was filed on May 24, 2007 as Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended February 23, 2007 and is incorporated herein by reference.

10.18	Amended and Restated Reimbursement Agreement for Letters of Credit, dated as of July 31, 2007 issued by the Registrant in favor of and PNC Bank, National Association was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.19	Restated Guaranty Agreement, dated as of July 31, 2007 by H.F. Lenfest in favor of PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference

10.20	Series C Preferred Stock Purchase Agreement dated as of August 23, 2007, between the Registrant and H.F. Lenfest as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.22	Registration Rights Agreement dated as of August 23, 2007, between the Registrant and H.F. Lenfest as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.22	Letter Agreement, dated as of August 23, 2007, between the Registrant and H.F. Lenfest was filed on August 28, 2007 as Exhibit 10.3 to Form 8-K and is incorporated by reference.

10.23	Administrative Agreement dated as of December 12, 2007 between the Registrant and the Department of the Navy was filed on December 18, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.24	Credit Agreement and Waiver and Amendment between the Registrant and PNC Bank, National Association, dated January 31, 2008 was filed on February 5, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.25	Settlement Agreement between the Registrant and the Department of the Navy dated as of February 22, 2008 was filed on February 26, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.26	Amendment No.1 to Convertible Note and Warrant Purchase Agreement, effective as of February 19, 2008, by and between the Registrant and H.F. Lenfest was filed on March 11, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.27	Letter Agreement between Registrant and H.F. Lenfest, dated as of May 20, 2008 was filed on May 29, 2008 as Exhibit 10.32 to Form 10-K and is incorporated by reference.

Number	Item
10.28	First Amendment to Loan Documents between Registrant and PNC Bank, National Association, was filed on October 7, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.29	Security Agreement by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.30	Secured Credit Facility and Warrant Purchase Agreement, dated April 24, 2009, between Registrant and H.F. Lenfest, was filed on April 27, 2009 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.31	Letter Agreement, dated April 24, 2009, between Registrant and PNC Bank, with the Amended and Restated PNC Credit Agreement, the Amended and Restated PNC Note, the Amended and Restated Guaranty Agreement, the Pledge Agreement and the Notification and Control Agreement (each as defined in such letter agreement) attached thereto as exhibits, was filed on April 27, 2009 as Exhibit 10.3 to Form 8-K and is incorporated by reference.

10.32	Second Amended and Restated Subordination Agreement, dated April 24, 2009, among PNC Bank, Lenfest and Registrant, was filed on April 27, 2009 as Exhibit 10.4 to Form 8-K and is incorporated by reference.

10.33	Amended and Restated Open-End Mortgage and Security Agreement, dated as of April 24, 2009, by Registrant in favor of Lenfest was filed on May 12, 2009 as Exhibit 10.32 to Form 10-K and is incorporated by reference.

10.34	Letter Agreement by and between the Registrant and H.F. Lenfest was filed on July 6, 2009 as Exhibit 10.1 to Form 10-K and is incorporated by reference.

10.35	First Amendment to Executive Employment Agreement dated as of June 9, 2009, by and between the Registrant and Duane D. Deaner was filed on July 6, 2009 as Exhibit 10.2 to Form 10-K and is incorporated by reference.

10.36	First Amendment to 2007 PNC Credit Facility, between Registrant and PNC Bank, dated October 1, 2009, was filed on October 7, 2009 as Exhibit 1.1 to Form 10-K and is incorporated by reference.

10.37	Letter Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.1 to Form 8-K and is incorporated by reference.

10.38	Reimbursement Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.2 to Form 8-K and is incorporated by reference.

10.39	Pledge Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.3 to Form 8-K and is incorporated by reference.

10.40	Amendment to Subordination Agreement between the Registrant, H.F. Lenfest and PNC Bank, dated as of November 16, 2009, was filed on November 20, 2009 as Exhibit 1.4 to Form 8-K and is incorporated by reference.

10.41	Stock Repurchase Agreement between the Registrant and H.F. Lenfest, dated March 10, 2010, was filed on March 16, 2010, as Exhibit 10.1 to Form 8-K and is incorporated by reference.

13	Portions of Registrant’s 2010 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

14	Code of Ethics was filed on May 24, 2007 as Exhibit 14 to Form 10-K and is incorporated by reference.

16.1	Letter from Grant Thornton LLP dated as of November 28, 2007 was filed on December 4, 2007 as Exhibit 16.1 to Form to 8-K and is incorporated by reference.

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Friedman LLP dated May 27, 2010. (Filed herewith)

31.1	Certification dated May 27, 2010 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer. (Filed herewith)

31.2	Certification dated May 27, 2010 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer. (Filed herewith)

32	Certification dated May 27, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer. (Filed herewith)

*	Represents a management contract or a compensatory plan or arrangement.

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

Name	Position	Date

/s/ William F. Mitchell	Chairman of the Board,	May 27, 2010

William F. Mitchell	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Duane D. Deaner	Chief Financial Officer	May 27, 2010

Duane D. Deaner	(Principal Financial and Accounting Officer)

/s/ H.F. Lenfest	Director	May 27, 2010

H.F. Lenfest

/s/ George K. Anderson	Director	May 27, 2010

George K. Anderson, M.D.

/s/ Stephen F. Ryan	Director	May 27, 2010

Stephen F. Ryan

/s/ George A. Sawyer	Director	May 27, 2010

George A. Sawyer

EXHIBIT INDEX

Exhibit
No.	Item
13	Portions of Registrant’s 2010 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Friedman LLP.

31.1	Certification dated May 27, 2010 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated May 27, 2010 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated May 27, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.