Form 10-Q
period 2010-05-28
ENVIRONMENTAL TECTONICS CORP
filed 2010-07-12
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2010
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
Yes ☐      No ☑
     As of July 9, 2010, there were 9,086,999 shares of the registrant’s common stock issued and outstanding.

     When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Income Statements
(unaudited)
(in thousands, except share and per share information)

	Thirteen week
	periods ended
	May 28,	May 29,
	2010	2009
Net sales	$12,121	$9,581
Cost of goods sold	6,991	5,154

Gross profit	5,130	4,427

Operating expenses:
Selling and marketing	1,102	1,254
General and administrative	1,463	1,602
Research and development	324	228

	2,889	3,084

Operating income	2,241	1,343

Other expenses:
Interest expense	228	516
Other, net	72	55

	300	571

Income before income taxes	1,941	772
Provision for income taxes	—	—

Income before noncontrolling interest	1,941	772
Income attributable to noncontrolling interest	5	2

Net income	1,936	770

Preferred stock dividend	(577)	(235)

Income applicable to common shareholders	$1,359	$535

Per share information:

Earnings per common share:
Basic	$0.15	$0.06

Diluted	$0.09	$0.06

Weighted average common shares:
Basic	9,085,000	9,054,000

Diluted	20,967,000	9,054,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	May 28,
	2010	February 26,
	(unaudited)	2010
ASSETS
Cash and cash equivalents	$874	$2,408
Restricted cash	5,476	2,751
Accounts receivable, net	4,087	17,356
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	3,666	3,576
Inventories, net	4,788	5,114
Deferred tax assets, current	5,391	4,983
Prepaid expenses and other current assets	1,602	545

Total current assets	25,884	36,733

Property, plant and equipment, at cost, net	13,606	13,643
Construction in progress	440	316
Software development costs, net	837	691
Other assets	291	346

Total assets	$41,058	$51,729

LIABILITIES
Current portion of long-term debt	$213	$285
Accounts payable — trade	1,710	1,783
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	8,105	13,944
Customer deposits	1,683	1,799
Accrued interest and dividends	833	782
Other accrued liabilities	2,400	2,814

Total current liabilities	14,944	21,407

Long-term obligations, less current portion:
Credit facility payable to bank	4,508	9,808
Other long-term debt	—	12

	4,508	9,820

Deferred tax liabilities	3,298	3,066

Unearned interest	19	22

Total liabilities	22,769	34,315

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Cumulative convertible participating preferred stock, Series D, $.05 par value, 11,000 shares authorized; 155 shares outstanding	155	155
Cumulative convertible participating preferred stock, Series E, $.05 par value, 25,000 shares authorized; 22,741 and 23,741 shares outstanding at May 28, 2010 and February 26, 2010, respectively	22,741	23,741
Common stock, $.05 par value, 20,000,000 shares authorized; 9,086,999 and 9,083,573 shares issued and outstanding at May 28, 2010 and February 26, 2010, respectively	454	454
Additional paid-in capital	13,508	14,050
Accumulated other comprehensive income (loss)	45	(431)
Accumulated deficit	(18,657)	(20,593)

Total stockholders’ equity before noncontrolling interest	18,246	17,376

Noncontrolling interest	43	38

Total stockholders’ equity	18,289	17,414

Total liabilities and stockholders’ equity	$41,058	$51,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirteen week periods
	ended
	May 28,	May 29,
	2010	2009
Cash flows from operating activities:
Net income	$1,936	$770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	346	567
Decrease in valuation allowance for deferred tax assets	(867)	—
Accretion of debt discount	55	95
Increase in allowances for accounts receivable and inventories, net	110	316
Income attributable to noncontrolling interest	5	2
Stock compensation expense	24	—
Changes in operating assets and liabilities:
Accounts receivable	13,259	(791)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(90)	(319)
Inventories	226	(432)
Prepaid expenses and other assets	(1,057)	214
Deferred tax assets, net	691	—
Accounts payable	(73)	320
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(5,839)	(1,337)
Customer deposits	(116)	(966)
Accrued interest and dividends	51	329
Other accrued liabilities	(417)	76

Net cash provided by (used in) operating activities	8,244	(1,156)

Cash flows from investing activities:
Acquisition of equipment	(359)	(289)
Capitalized software development costs	(220)	(104)

Net cash used in investing activities	(579)	(393)

Cash flows from financing activities:
(Repayment) borrowings under line of credit	(5,300)	1,400
(Repurchase) issuance of preferred stock	(1,000)	55
Issuance of common stock	10	1
Payment of preferred stock dividends	(576)	—
Payments of other debt obligations	(84)	(2)
Increase in restricted cash for performance guarantee	(2,725)	(7)

Net cash (used in) provided by financing activities	(9,675)	1,447

Effect of exchange rate changes on cash	476	(131)

Net decrease in cash	(1,534)	(233)
Cash at beginning of period	2,408	520

Cash at end of period	$874	$287

Supplemental schedule of cash flow information:
Interest paid	$96	$103
Income taxes paid	182	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on preferred stock	$577	$235
The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements
1. Nature of Business:
          Environmental Tectonics Corporation (“ETC” or the “Company”) is principally engaged in the design, manufacture and sale of software driven products and services used to simulate and measure certain environmental conditions and to monitor the physiological effects of motion on humans in certain environmental conditions. These products and services include aircrew training systems (aeromedical, tactical combat and general), disaster management systems, entertainment products, sterilizers (steam and gas), environmental testing products, and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies. ETC focuses on software enhancements, product extensions, new product development and new marketplace applications. Presently, sales of the Company’s products are made principally to U.S. and foreign government agencies. We operate in two primary business segments, the Training Services Group (“TSG”) and the Control Systems Group (“CSG”).
          Training Services Group. This segment includes three primary product groups: aircrew training devices and related services, disaster management training and systems, and entertainment products.
          Control Systems Group. This segment includes three primary product lines: sterilizers, environmental control systems, and hyperbaric chambers, along with parts and service support.
          The Company’s fiscal year is the 52-or 53-week annual accounting period ending the last Friday in February. Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2011.
2. Summary of Significant Accounting Policies
          Basis of Presentation
          The accompanying interim condensed consolidated financial statements include the accounts of ETC, ETC’s wholly-owned subsidiaries (i.e., Entertainment Technology Corporation, ETC International Corporation and ETC-Delaware), ETC’s 99%-owned subsidiary located in London, England (i.e., ETC Europe), and ETC’s 95%-owned subsidiary located in Warsaw, Poland (i.e., ETC-PZL Aerospace Industries, Ltd. (“ETC-PZL”)). “ETC Southampton” refers to the Company’s corporate headquarters and main production plant located in Southampton, Pennsylvania, USA. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
          Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010.
          References to fiscal first quarter 2011 are references to the 13-week period ended May 28, 2010. References to fiscal first quarter 2010 are references to the 13-week period ended May 29, 2009.
          Significant Accounting Policies
          There have been no material changes in the Company’s significant accounting policies during fiscal 2011 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
3. Earnings Per Common Share:
          Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and common stock warrants using the “treasury stock” method plus the effect of all convertible financial instruments, including subordinated debt and preferred stock, as if they had been converted at the beginning of each period presented. If the effect of the conversion of any financial instruments would be anti-dilutive, it is excluded from the diluted earnings per share calculation.
          On May 28, 2010, there was $22,896,000 of cumulative convertible participating preferred stock. This consisted of the following:
•	$55,000 of Series D Preferred Stock convertible at $0.94 per share, equating to 58,511 shares of common stock, issued in April 2009;

•	$100,000 of Series D Preferred Stock convertible at $1.11 per share, equating to 90,090 shares of common stock, issued in July 2009;

•	$22,741,000 of Series E Preferred Stock convertible at $2.00 per share, equating to 11,370,500 shares of common stock, issued in July 2009.
          On February 20, 2009, in connection with the issuance of a $2,000,000 promissory note, the Company issued warrants to purchase 143,885 shares of the Company’s common stock at $1.39 per share. Additionally, on July 2, 2009, in consideration of an increase of the personal guarantee by H.F. Lenfest of the Company’s PNC line of credit, the Company issued warrants to purchase 450,450 shares of the Company’s common stock at $1.11 per share. (See Note 6, Long-Term Obligations and Credit Arrangements.)
          On May 28, 2010 and May 29, 2009, respectively, there were options to purchase the Company’s common stock totaling 269,185 and 157,652 shares at an average price of $4.53 and $5.90 per share. Due to the conversion price of these common stock options, these shares were excluded from the calculation of diluted earnings per share since the effect of their conversion would be antidulutive.

	Thirteen week period ended			Thirteen week period ended
		May 28, 2010			May 29, 2009
	Income			Income
	(amounts	Weighted	Per	(amounts	Weighted	Per
	in	average	share	in	average	share
	thousands)	shares	amount	thousands)	shares	amount
Net income	$1,936			$770
Less preferred stock dividends	(577)			(235)

Basic earnings per share:
Basic earnings available to common shareholders	$1,359	9,085,000	$0.15	$535	9,054,000	$0.06

Effect of dilutive securities:
Preferred stock		11,519,000
Stock options and warrants		363,000

Diluted earnings per share:
Basic earnings available to common shareholders	$1,359
Add: Preferred stock dividend	577

Income available to common shareholders plus effect of dilutive securities
	$1,936	20,967,000	$0.09

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
4. Inventories
          Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	May 28,	February 26,
	2010	2010
	(unaudited)
	(in thousands)
Raw materials	$—	$—
Work in process	4,499	4,764
Finished goods	289	350

Total	$4,788	$5,114

          Inventory is presented net of an allowance for obsolescence of $2,445,000 (Raw material $124,000, Work in process $1,620,000 and Finished goods $701,000) and $2,345,000 (Raw material $138,000, Work in process $1,506,000 and Finished goods $701,000) at May 28, 2010 and February 26, 2010, respectively.
5. Accounts Receivable:
          The components of accounts receivable are as follows:

	May 28,	February 26,
	2010	2010
	(unaudited)
	(in thousands)
U.S. government	$1,010	$438
U.S. commercial	779	1,403
International	2,724	15,930

	4,513	17,771
Less: allowance for doubtful accounts	(426)	(415)

	$4,087	$17,356

6. Long-Term Obligations and Credit Arrangements:
Lenfest Financing Transaction
          On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”), which was approved by shareholders on July 2, 2009, with H.F. Lenfest (“Lenfest”), a major shareholder and member of our Board of Directors, that provided for the following: (i) a $7,500,000 credit facility provided by Lenfest to ETC, which expires on December 31, 2012; (ii) exchange of the $10 million Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the Company’s existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.
Lenfest Credit Facility
          As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500,000 with Lenfest (the “Lenfest Credit Facility”) to be used to finance certain government projects that ETC has been awarded or is seeking to be awarded. The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”). In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500,000 (the “Lenfest Credit Facility Note”) based on the amount borrowed by the Company pursuant to the Lenfest Credit Agreement. Each Lenfest Credit Facility Note issued under the Lenfest Credit Facility will accrue interest at the rate of 10% per annum, payable in cash or, at the option of Lenfest, in shares of Series D Preferred Stock of the Company, as described below. The Lenfest Credit Facility expires on December 31, 2012. As of May 28, 2010, the Company had not utilized any of the $7.5 million available funding under this facility.

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
Bank Credit and Facility
Increased PNC Bank Credit Facility and Issuance of New Guarantee
          On April 24, 2009, PNC Bank agreed to increase the amount of financing available under the 2007 PNC Credit Facility from $15,000,000 to $20,000,000, subject to the condition that Lenfest continue to personally guarantee all of ETC’s obligations to PNC Bank (the “Lenfest Guaranty”) and that Lenfest pledge $10,000,000 in marketable securities as collateral security for his guarantee (the “Lenfest Pledge”).
          Following the receipt of shareholder approval for the Lenfest Financing Transaction, ETC and PNC Bank entered into the Amended and Restated Credit Agreement (the “Amended and Restated PNC Credit Agreement”) and the Second Amended and Restated Reimbursement Agreement for Letters of Credit (the “Amended and Restated Reimbursement Agreement”). The 2007 promissory note was cancelled and replaced with the Amended and Restated Promissory Note in the principal amount of $20,000,000 (the “Amended and Restated PNC Note”).
          In connection with the execution of the amended and restated agreements and note with PNC, ETC paid to Lenfest an origination fee of 100 shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”), which is equal to one percent (1%) of the market value of the $10,000,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank. The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100,000 in the aggregate. These shares of Series D Preferred Stock have a conversion price per share equal to $1.11, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of such shares. Additionally, ETC will pay Lenfest annual interest equal to 2% of the amount of the Lenfest Pledge, payable in Series D Preferred Stock.
          In consideration of Lenfest entering into the amended and restated guaranty, ETC issued to Lenfest warrants equal in value to ten percent (10%) of the amount of the $5,000,000 increase under the 2007 PNC Bank Credit Facility. The warrants are exercisable for seven years following issuance to purchase 450,450 shares of ETC Common Stock at an exercise price per share equal to $1.11, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of the warrant. The Company recorded a loan origination deferred charge associated with these warrants of $487,000 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 91.9%; risk-free interest rate of 0.49%; and an expected life of seven years.
          Amounts borrowed under the Amended and Restated PNC Credit Agreement can be borrowed, repaid and reborrowed from time to time until June 30, 2011. Borrowings made pursuant to the Amended and Restated PNC Credit Agreement bear interest at either the prime rate (as described in the promissory note executed pursuant to the Amended and Restated PNC Credit Agreement) plus 0.50 percentage points or the London Interbank Offered Rate (“LIBOR”) (as described in the Promissory Note) plus 2.50 percentage points. Additionally, ETC is obligated to pay a fee of 0.125% per year for unused but available funds under the line of credit.
Amendment to the Credit Agreement
          On October 1, 2009, the Amended and Restated PNC Credit Agreement was amended to extend the maturity date to June 30, 2011. Additionally, the affirmative covenants were adjusted. The Consolidated Tangible Net Worth covenant was modified to reflect the impact on the Company’s balance sheet of the Lenfest Financing Transaction. Effective with each fiscal quarter ending after October 1, 2009, the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000,000. The EBITDA covenant was changed for fiscal periods beginning after December 1, 2009. Beginning with the first fiscal quarter ending after December 1, 2009, and for each fiscal quarter ending thereafter, the Company must maintain a minimum cumulative aggregate EBITDA of $4,000,000 for the fiscal quarter then ending and the three preceding fiscal quarters. The Company is in full compliance of its covenants as of May 28, 2010.

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
          As of May 28, 2010, the Company’s availability under the Amended and Restated PNC Credit Agreement was approximately $14,165,000. This reflected cash borrowings of $4,300,000 and outstanding letters of credit of approximately $1,535,000.
          Due to the Company’s accumulated deficit, all dividends accruing for the Series D and E Preferred Stock issuances have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.
Dedicated Line of Credit Agreement with PNC Bank
          On November 16, 2009, the Company and PNC Bank entered into a Letter Agreement, Reimbursement Agreement, Pledge Agreement, and Amendment to Subordination Agreement (collectively, the “Dedicated Line of Credit Agreement”), pursuant to which the Company received a committed line of credit in the amount of $5,422,405 (the “Line of Credit”) which the Company used to satisfy performance bond and repayment guarantee requirements in a newly awarded contract. Use of this dedicated line of credit is restricted to funding contract performance and repayment guarantee requirements under this specific contract.
          As security for the Line of Credit, ETC and H.F. Lenfest were each required to provide PNC Bank with the equivalent of $2,711,000 in the form of cash or other financial instruments. To meet this requirement, ETC has deposited cash in this amount in a restricted bank account with PNC Bank. H.F. Lenfest had guaranteed the Company’s obligations under the Dedicated Line of Credit Agreement, and had pledged to PNC Bank $2,711,000 in certificated securities. Under the terms of the line, ETC was required by August 19, 2010, to place additional cash funds of $2,711,000 with PNC Bank, at which time the Lenfest guarantee would be terminated and the Lenfest securities would be returned to Lenfest.
          During the first quarter of fiscal 2011, the Company fulfilled its requirement to fund the balance of the security to collateralize the committed line of credit by depositing approximately $2,711,000 in a certificate of deposit with PNC. Subsequently, Mr. Lenfest’s securities were returned and his guarantee to cover the $5.4 million line was terminated.
ETC-PZL Project Financing
          In September 2009, ETC-PZL, located in Warsaw, Poland, entered into a project financing agreement with a Warsaw bank to fund a research and development contract with the Polish government. The amount of this facility is $604,000 and it is being repaid in quarterly installments of approximately $70,000 which commenced in September 2009. This facility will expire in September 2011. Use of this line of credit is restricted to funding contract requirements under a specific research and development contract with the Polish government.
          Long-term obligations at May 28, 2010 and February 26, 2010 consist of the following:

	May 28,	February 26,
	2010	2010
	(amounts in thousands)
Note payable to bank	$4,300	$9,600
ETC-PZL project financing	416	486
Automobile loan	5	7

Total debt obligations	4,721	10,093
Less current maturities	213	285

Long-term obligations, net of current maturities	$4,508	$9,808

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
7. Fair Value of Financial Instrument
          The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity associated with these instruments. Derivative financial instruments are recorded at fair value.
          Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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
The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The Company’s financial liabilities that are accounted for at fair value on a recurring basis using the discounted cash flow methodology are summarized below:

	Fair Value Measurement at
	May 28, 2010 using:
Liabilities	Level 1	Level 2	Level 3	Total
		(amounts in thousands)
Credit facility payable to bank	$—	$—	$5,588	$5,588
ETC-PZL contract financing	—	—	392	392

Total	$—	$—	$5,980	$5,980

8. Income Taxes
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
          The Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards. As of May 28, 2010, the Company had approximately $35.2 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
          As a result of the Company’s analysis, no provision for income taxes was recorded in the Consolidated Statement of Operations for the thirteen week period ended May 28, 2010. For the thirteen week period ended May 29, 2009, the Company did not record any benefit for income taxes due to the prior operating losses and the low probability that any recorded tax receivables would ever be realized.

(in thousands)
	Thirteen week	Thirteen week
	period ended	period ended
	May 28, 2010	May 29, 2009
Currently payable
Federal	$120	$—
State	—	—
Foreign (benefits) taxes	—	—

	120	—

Deferred:
Federal	(120)	—
State	—	—
Foreign benefit	—	—

(120)

	$—	$—

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Thirteen week	Thirteen week
	period ended	period ended
	May 28, 2010	May 29, 2009
Statutory income tax (benefit)	34.0%	34.0%
State income tax, net of federal tax benefit	3.8	3.8
Change in valuation allowance	(37.8)	(37.8)

	—%	—%

          The tax effects of the primary components of the temporary differences are as follows:

	May 28,	February 26,
	2010	2010
	(amounts in thousands)
Deferred tax assets:
Net operating loss and credits	$15,054	$15,607
Vacation reserve	80	80
Inventory reserve	918	880
Receivable reserve	160	156
Warranty reserve	117	117
Compensation and other reserves	158	32
Other, net	—	74

	16,487	16,946
Valuation Reserve	(11,096)	(11,963)

Total current deferred tax asset	5,391	4,983

Deferred tax liabilities:
Amortization of capitalized software	401	350
Depreciation	2,897	2,716

Total non-current deferred tax liability	3,298	3,066

Net deferred tax asset	$2,093	$1,917

          During the fiscal years ended February 26, 2010 and February 27, 2009, the Company did not have any unrecognized tax benefits and accordingly did not recognize interest expense or penalties related to unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, various states and foreign jurisdiction. The Company is no longer subject to U.S. federal tax examinations by tax authorities for the fiscal years before 2007.

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
10. Commitments and Contingencies
Mends International, Ltd.
          On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. The Company contested the arbitration case but did record a reserve in this matter. On July 1, 2010, the International Court of Arbitration issued a Partial Final Award which was within the scope of the Company’s reserve and which did not have a material adverse effect on the Company’s financial condition or results of operations. Additionally, the International Court of Arbitration may make an additional award to allocate the costs of the arbitration (including attorneys’ fees) between the parties.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
11. Segment Information (unaudited):
          The Company primarily manufactures, under contract, various types of high-technology equipment which it has designed and developed. The Company considers its business activities to be divided into two segments: Training Services Group (TSG) and the Control Systems Group (CSG). Product categories included in TSG are aircrew training devices and related services, disaster management training systems, and entertainment products. CSG includes sterilizers, environmental control systems, and hyperbaric chambers, along with parts and service support. The following segment information reflects the accrual basis of accounting.

	Training Services	Control Systems
	Group (TSG)	Group (CSG)	Corporate	Company Total
	(amounts in thousands)
Thirteen weeks ended May 28, 2010:
Net sales	$7,932	$4,189	$—	$12,121
Interest expense	136	92	—	228
Depreciation and amortization	192	154	—	346
Operating income (loss)	1,409	1,110	(278)	2,241
Income tax benefit	—	—	—	—
Identifiable assets	19,180	5,797	16,081	41,058
Expenditures for segment assets	376	81	122	579

Thirteen weeks ended May 29, 2009:
Net sales	$6,915	$2,666	$—	$9,581
Interest expense	299	217	—	516
Depreciation and amortization	150	417	—	567
Operating income (loss)	1,894	(170)	(381)	1,343
Income tax benefit	—	—	—	—
Identifiable assets	7,629	5,556	22,353	35,538
Expenditures for segment assets	241	155	—	396

	Thirteen weeks	Thirteen weeks
	ended May 28, 2010:	ended May 29, 2009

Reconciliation to consolidated net income (loss):
Operating income	$2,241	$1,343
Interest expense	(228)	(516)
Other, net	(72)	(55)
Income tax benefit	—	—
Noncontrolling interest	(5)	(2)
Net income	$1,936	$770

          Approximately 68% of sales totaling $8,279,000 in the thirteen weeks ended May 28, 2010 were made to the U.S. Government under two contracts and to one international customer. Approximately 24% of sales totaling $2,296,000 in the thirteen weeks ended May 29, 2009 were made to one customer in the international pilot training product line.
          Included in the segment information for the thirteen weeks ended May 28, 2010 are export sales of $5,217,000, including sales to the Korean government for $4,474,000. For the thirteen week period ended May 29, 2009, there were international sales of $5,786,000 including sales to or relating to governments or commercial accounts in Saudi Arabia ($3,327,000), Malaysia ($667,000) and Turkey ($537,000).
          Segment operating income consists of net sales less applicable costs and expenses relating to these revenues. Unallocated general corporate expenses and other expenses such as letter of credit fees have been excluded from the determination of the total profit/loss for segments. Corporate home office expenses are primarily central administrative office expenses. Other expenses include banking and letter of credit fees. Property, plant and equipment associated with the Company’s NASTAR Center are included in the TSG segment; the remaining property, plant and equipment are not identified with specific business segments, as these are common resources shared by all segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD—LOOKING STATEMENTS
          Discussions of some of the matters contained in this Quarterly Report on Form 10-Q for Environmental Tectonics Corporation may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
          These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including, but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended February 26, 2010, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
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
          References to fiscal first quarter 2011 are references to the 13-week period ended May 28, 2010. References to fiscal first quarter 2010 are references to the 13-week period ended May 29, 2009. References to fiscal 2011 or the 2011 fiscal year are references to the fifty-two week period ended February 25, 2011. References to fiscal 2010 or the 2010 fiscal year are references to the fifty-two week period ended February 26, 2010.
          Overview
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
          We operate in two business segments — Training Services Group (“TSG”) and Control Systems Group (“CSG”). Our core technologies in TSG include the design, manufacture and sale of training services which consists of (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation, and; (3) driving and disaster simulation systems, and in CSG include: (1) steam and gas sterilization; (2) testing and simulation devices for the automotive industry, and; (3) hyperbaric and hypobaric chambers. Product categories included in TSG are Aircrew Training Systems (ATS) and flight simulators, disaster management systems and entertainment applications. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support. Revenue and other financial information regarding our segments may be found in Note 11 — Business Segment Information of the Notes to the Condensed Consolidated Financial Statements.

          The following factors had an impact on our financial performance, cash flow and financial position for the fiscal quarter ended May 28, 2010:
•	Increased production under U.S. Government contracts
     The Base Realignment and Closure (BRAC) Act passed in 2005 by Congress mandated base closures and consolidations through all the U.S. defense services. As a result of this Act, in the past two years we have been awarded two major contracts for pilot training. Our fiscal 2011 opening backlog of firm orders included approximately $48 million for two significant contracts from the U.S. Navy for a research disorientation trainer and the U.S. Air Force to provide a high performance training and research human centrifuge. As a result of engineering and production activity on these two contracts, sales to the U.S. Government increased by $2.2 million in our Training Services Group during the current fiscal quarter versus the prior fiscal quarter. On June 12, 2010, we were awarded an additional $38.3 million contract by the U. S. Air Force to provide a suite of altitude chambers. Although at the current time we have a significant sales backlog with the U.S. Government for equipment to being procured under the BRAC Act, given the current domestic economic conditions and political environment, it should not be assumed that any additional contracts will be awarded to us.
•	Exchange of long term debt, establishment of additional facility, and increase in bank line
     On April 24, 2009, we entered into a transaction with H. F. Lenfest, a member of our Board of Directors and a significant shareholder, that provided for the following: (i) a $7,500,000 credit facility to be provided by Lenfest to ETC; (ii) exchange of the Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) an increase of the existing $15,000,000 revolving line of credit with PNC Bank to $20,000,000. Having adequate cash from operations and additional availability under new and existing credit lines allowed us to effectively and efficiently execute on our contracts. Additionally, we expect to be adequately cash funded throughout fiscal 2011.
•	Positive impact of income taxes
     During the first quarter of fiscal 2011, no income tax provision was recorded due to our utilization of significant net operating loss carryforwards. We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes as well as the valuation of net loss carryforwards. Valuation allowances are reviewed each fiscal period to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.
•	Continued expanded use of our NASTAR Center
     Our National Aerospace Training and Research (NASTAR) Center, which opened in fiscal 2008, is an integrated pilot training center offering a complete range of aviation training and research support for military aviation, civil aviation and the emerging commercial space market. The NASTAR Center houses state of the art equipment including the ATFS-400, a GYROLAB GL-2000 Advanced Spatial Disorientation Trainer, a Hypobaric Chamber, an Ejection Seat Trainer, and a Night Vision and Night Vision Goggle Training System. These products represent over forty years of pioneering development and training solutions for the most rigorous stresses encountered during high performance aircraft flight including the effects of altitude exposure, High G-force exposure, spatial disorientation and escape from a disabled aircraft.
     During the past two fiscal years we have been successful in utilizing the NASTAR Center for research, space training and as a showroom to market our Authentic Tactical Fighting System technology. We feel that demonstrating tactical flight simulation in our NASTAR Center has been highly instrumental in our obtaining significant orders for our Aircrew Training Systems products.
     Going forward, we are hopeful for expanded research aimed at examining the effectiveness of using centrifuge based simulation for Upset Recovery Training (“URT”) for commercial airline pilots. Loss of control in flight is a major cause factor in loss of life and hull damage aircraft accidents. Modern day commercial aviation currently has no requirement for training of pilots to deal with these situations, commonly referred to as “upsets.” Realistic training for responding to and recovering from upsets, or URT, requires more than a non-centrifuged based simulator because non-centrifuge-based simulators do not reproduce the physiological stresses and disorientation that a pilot experiences during an actual upset. We believe our GYROLAB simulator series is an answer to providing pilots with the dynamic environment necessary for effective training.

•	Continued capital and consulting spending to enhance and market worldwide our Authentic Tactical Fighting Systems (ATFS) and other technologies.
     During the past two fiscal years we have spent over $4.8 million (including $2.3 million in fiscal 2010) in capital, software development and consulting expenses. Most of this spending has been related to our pilot training simulation equipment. This includes engineering costs to improve the technical abilities of our ATFS line of products, validation effort associated with Upset Recovery Training, and consulting arrangements. Going forward, we expect spending to be significant for these efforts.
•	Common stock dilution.
     As a result of our aforementioned refinancing transaction with H. F. Lenfest, our average fully diluted shares have increased by approximately 11.8 million shares. Given our positive financial performance, this increase in equivalent common shares has a dilutive impact on our earnings per share.
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
          Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010.

Results of Operations
Thirteen weeks ended May 28, 2010 compared to thirteen weeks ended May 29, 2009
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	13 weeks ended	13 weeks ended	Variance	Variance
	May 28, 2010	May 29, 2009	$	%
	(amounts in thousands)		( ) =Unfavorable
Sales:
Domestic	$2,918	$1,959	$959	49.0%
US Government	3,986	1,836	2,150	117.1
International	5,217	5,786	(569)	(9.8)

Total Sales	12,121	9,581	2,540	26.5

Gross Profit	5,130	4,427	703	15.9

Selling and marketing expenses	1,102	1,254	152	12.1
General and administrative expenses	1,463	1,602	139	8.7
Research and development expenses	324	228	(96)	(42.1)

Operating income	2,241	1,343	898	66.9
Interest expense, net	228	516	288	55.8
Other expense, net	72	55	(17)	(30.9)
Income taxes	—	—	—	n/a
Noncontrolling interest	5	2	(3)	(150.0)

Net income	$1,936	$770	$1,166	151.4%
Net income per common share (basic)	$0.15	$0.06	$0.09	150.0%
Net income per common share (diluted)	$0.09	$0.06	$0.03	50.0%
Net Income
          The Company had a net income of $1,936,000 or $0.15 per share (basic) and $0.09 (diluted) during the first quarter of fiscal 2011 compared to net income of $770,000 or $0.06 per share (basic and diluted), for the first quarter of fiscal 2010, representing an improvement of $1,166,000, 151.4%. The improvement reflected a significant increase in gross profit (reflecting the higher sales level) coupled with lower operating expenses and interest expense. Increased research and development expenses acted as a partial offsets.

Sales
     The following schedule presents the Company’s sales by segment, business unit and geographic area:

	(amounts in thousands)
	Thirteen week period ended				Thirteen week period ended
	May 28, 2010				May 29, 2009
Segment sales:	Domestic	USG	Inter-national	Total	Domestic	USG	Inter-national	Total
Training Services Group:
Pilot Training Services	$1	$4,003	$3,733	$7,737	$36	$1,345	$3,916	$5,297
Simulation	—	—	96	96	201	—	1,144	1,345
ETC-PZL and other	33	—	66	99	91	—	182	273

Total	$34	$4,003	$3,895	$7,932	$328	$1,345	$5,242	$6,915

Control Systems Group:
Environmental	$108	$(17)	$977	$1,068	$374	$491	$269	$1,134
Sterilizers	1,725	—	—	1,725	218	—	—	218
Hyperbaric	610	`	199	809	628	`	183	811
Service and spares	441	—	146	587	411	—	92	503

Total	2,884	(17)	1,322	4,189	1,631	491	544	2,666

Company total	$2,918	$3,986	$5,217	$12,121	$1,959	$1,836	$5,786	$9,581

          Sales for the first quarter of fiscal 2011 were $12,121,000 as compared to $9,581,000 for the first quarter of fiscal 2010, an increase of $2,540,000 or 26.5%. As the table indicates, significant increases were realized in the U.S. Government and Domestic markets offset in part in by a decline in International sales.
Domestic Sales
          Domestic sales in the first quarter of fiscal 2011 were $2,918,000 as compared to $1,959,000 in the first quarter of fiscal 2010, an increase of $959,000 or 49.0%, reflecting a significant increase in the sterilizer product line (up $1,507,000), of our Control Systems Group, partially offset by declines in most other product areas. Domestic sales represented 24.1% of the Company’s total sales in the first quarter of fiscal 2011, as compared to 20.4% for the first quarter of fiscal 2010.
          U.S. Government sales in the first quarter of fiscal 2011 were $3,986,000 as compared to $1,836,000 in the first quarter of fiscal 2010, an increase of $2,150,000 or 117.1%, and represented 32.9% of total sales in the first quarter of fiscal 2011 versus 19.2% for the first quarter of fiscal 2010. This increase is the result of sales of the Company’s Pilot Training Systems products under significant contracts from the U.S. Navy for a research disorientation trainer and the U.S. Air Force to provide a high performance training and research human centrifuge.
International Sales
          International sales, which include sales in the Company’s subsidiary in Poland, for the first quarter of fiscal 2011, were $5,217,000 as compared to $5,786,000 in the first quarter of fiscal 2010, a decrease of $569,000 or 9.8%, and represented 43.0% of total sales, as compared to 60.4% in the first quarter of fiscal 2009. International performance reflected lower simulation sales (down $1,048,000) primarily for a contract in the Middle East which was completed in fiscal 2010. For the thirteen week period ended May 28, 2010, there were sales to the Korean government for $4,474,000. For the thirteen week period ended May 29, 2009, there were sales to or relating to governments or commercial accounts in Saudi Arabia ($3,327,000), Malaysia ($667,000) and Turkey ($537,000).
          Fluctuations in sales to international countries from year to year primarily reflect percentage of completion (“POC”) revenue recognition on the level and stage of development and production on multi-year long-term contracts.
Gross Profit
          Gross profit for the first quarter of fiscal 2011 was $5,130,000 as compared to $4,427,000 in the first quarter of fiscal 2010, an increase of $703,000 or 15.9%. As a percentage of sales, gross profit for the first quarter of fiscal 2011 was 42.3% compared to 46.2% for the same period a year ago. The gross margin dollar increase followed the sales increase in both governmental and domestic sales partially offset by the reduction in higher margin international sales. The 3.9 percentage point reduction in the gross margin rate as a percentage of sales primarily reflected reductions in the ATS and simulation product areas.
Selling and Marketing Expenses
          Selling and marketing expenses for the first quarter of fiscal 2011 were $1,102,000 as compared to $1,254,000 in the first quarter of fiscal 2010, a decrease of $152,000 or 12.1%. This decrease primarily reflected reduced bid and proposal expenses and reduced commissions on the mix shift in sales in the current quarter to U.S. Government sales.

General and Administrative Expenses
          General and administrative expenses for the first quarter of fiscal 2011 were $1,463,000 as compared to $1,602,000 in the first quarter of fiscal 2011, a decrease of $139,000, 8.7%. The reduction was comprised of lower spending for legal fees and bad debt expense.
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $324,000 for the first quarter of fiscal 2011 as compared to $228,000 for the first quarter of fiscal 2010. The prior quarter reflected higher grant funds from the Turkish Government. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Interest Expense
          Interest expense for the first quarter of fiscal 2011 was $228,000 as compared to $516,000 for the first quarter of fiscal 2010, representing a decrease of $288,000 or 55.8%, reflecting reduced bank borrowing and the July 2009 exchange of a $10 million convertible note for preferred stock.
Other Expense, Net
          Other expense, net, was $72,000 for the first quarter of fiscal 2011 versus $55,000 for the first quarter of fiscal 2010. These expenses consist primarily of bank and letter of credit fees as well as foreign currency exchange gains or losses.
Income Taxes
          Due to the utilization of net operating loss carry forwards available the Company did not record an income tax expense on the income in the current fiscal quarter.
          The Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards. As of May 28, 2010, the Company had approximately $35.2 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.
Liquidity and Capital Resources
          The Company’s liquidity position and borrowing availability improved significantly during the first quarter of 2011. Cash flow from operations was a positive $8,244,000. Working capital (current assets less current liabilities) was $10,940,000 and the Company’s current ratio (current assets divided by current liabilities) was 1.72. The Company repaid over $5 million under its line of credit agreement and repurchased $1,000,000 of Series E Preferred Stock from Lenfest. This positive performance primarily reflected the net income in the period and milestone payment collections under long term contracts.
          On April 24, 2009, we entered into a transaction with H. F. Lenfest, a member of our Board of Directors and a significant shareholder, that provides for the following: (i) a $7,500,000 credit facility to be provided by Lenfest to ETC; (ii) exchange of the Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) an increase of the existing $15,000,000 revolving line of credit with PNC Bank to $20,000,000. Having adequate cash from operations and additional availability under new and existing credit lines allowed us to effectively and efficiently execute on our contracts. Additionally, we expect to be adequately cash funded throughout fiscal 2011. As of May 28, 2010, the Company had not utilized any of the $7.5 million available funding under the Lenfest credit facility.
          The schedule below presents the Company’s available borrowings under its existing credit facilities (amounts in thousands):

	Total	Amount	Amount	Total	Amount	Amount
	Facility	Borrowed	Available	Facility	Borrowed	Available
Credit facility*	As of May 28, 2010:			As of February 26, 2010:
PNC line of credit	$20,000	$5,835	$14,165	$20,000	$11,128	$8,872
Lenfest credit line	7,500	—	7,500	7,500	—	7,500
Dedicated line of credit	5,422	5,422	—	5,422	5,422	—

Total	$32,922	$11,257	$21,665	$32,922	$16,550	$16,372

*	See Note 6 — Long-tem Debt and Credit Arrangements in the Notes to the Condensed Consolidated Financial Statements.

Net cash provided by (used for) operating activities:
          Cash provided by operations is driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.
          During the first quarter of fiscal 2011, we generated $8,244,000 of cash from operating activities versus a usage of $1,156,000 for the first quarter of fiscal 2010, an improvement of $9,400,000. Cash generated in the current period primarily reflected significantly improved operating results, customer progress payments under long-term POC contracts, and non-cash expenses of depreciation and amortization. These items were offset in part by a reduction in billings in excess of costs under long-term POC contracts as well as an increase in prepaid commissions resulting from payments received under POC contracts that have not been recognized as revenue.
Net cash used for investing activities:
          Cash used for investing activities primarily relates to funds used for capital expenditures in property and equipment. These uses of cash are offset by sales and borrowings under our credit facilities. The Company’s investing activities used $579,000 in the first quarter of fiscal 2011 and consisted primarily of costs for the continued construction activities and the manufacturing of demonstration simulators for our NASTAR Center coupled with higher software enhancements for our Advanced Tactical Fighter Systems technology.
Net cash used for financing activities:
          The Company’s financing activities used $9,675,000 of cash during the first quarter of fiscal 2011. This primarily reflected the repayments under the Company’s bank line, and the repurchase of $1,000,000 of Series E Preferred Stock from and payments of Series D and E Preferred Stock dividends to H.F. Lenfest.
Outlook
          We expect to use our cash, cash equivalents and credit facilities for working capital and general corporate purposes, products, product rights, technologies, property, plant and equipment, the payment of contractual obligations, including scheduled interest payments on our credit facilities and dividends on our preferred stock, the potential acquisition of businesses, and/or the purchase, redemption or retirement of our credit facilities and preferred stock. We expect that net sales of our currently marketed products should allow us to continue to generate positive operating cash flow in fiscal 2011. At this time, however, we cannot accurately predict the effect of certain developments on our anticipated rate of sales growth in 2012 and beyond, because of factors such as the degree of market acceptance, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our efforts to develop our products.
Backlog
          Below is a breakdown of the Company’s May 28, 2010 and February 26, 2010 sales backlog (amounts in thousands except percentages):

May 26, 2010	Business segment:
Geographic area:	TSG	CSG	Total	%
Domestic	$1,214	$5,784	$6,998	7.6%
US Government	45,810	66	45,876	49.9
International	32,635	6,419	39,054	42.5

Total	$79,659	$12,269	$91,928	100.0%

% of total	86.7%	13.3%	100.0%

February 26, 2010	Business segment:
Geographic area:	TSG	CSG	Total	%
Domestic	$210	$3,772	$3,982	4.1%
US Government	49,111	48	49,159	51.0
International	36,244	7,579	43,823	44.9

Total	$85,565	$11,399	$96,964	100.0%

% of total	88.2%	11.8%	100.0%

          Our sales backlog at May 28, 2010 and February 26, 2010, for work to be performed and revenue to be recognized under written agreements after such dates, was $91,928,000 and $96,964,000, respectively. Of the May 28, 2010 sales backlog, approximately $33,014,000 represents one international contract for multiple aircrew training simulators. Approximately 97% of the U.S. Government backlog represents two contracts.
          Subsequent to fiscal quarter end, on June 12, 2010, we were awarded an additional $38.3 million contract by the U. S. Air Force to provide a suite of altitude chambers. This contract is not included in the above totals. The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Item 4T. Controls and Procedures
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Mends International, Ltd.
          On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. The Company contested the arbitration case but did record a reserve in this matter. On July 1, 2010, the International Court of Arbitration issued a Partial Final Award which was within the scope of the Company’s reserve and which did not have a material adverse effect on the Company’s financial condition or results of operations. Additionally, the International Court of Arbitration may make an additional award to allocate the costs of the arbitration (including attorneys’ fees) between the parties.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Other Information
None.
Item 5. Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated July 6, 2009, and are incorporated herein by reference.

10.1	Amendment to Loan Documents dated as of May 7, 2010, between the Registrant, H.F. Lenfest and PNC Bank, National Association was filed on June 1, 2010 as Exhibit 1.1 to Form 8-K and is incorporated by reference.

10.2	Amendment to Loan Documents dated as of June 2, 2010 between the Registrant and PNC Bank, National Association, (filed herewith).

31.1	Certification dated July 12, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated July 12, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated July 12, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)
Date: July 12, 2010	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2010	By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer (Principal Financial and Accounting Officer)