Form 10-Q
period 2010-08-27
ENVIRONMENTAL TECTONICS CORP
filed 2010-10-06
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2010
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
          Indicate by check mark whether the registrant is a shell company (as defined on Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
          As of September 30, 2010, there were 9,092,197 shares of the registrant’s common stock issued and outstanding.

          When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Income Statements
(unaudited)
(in thousands, except share and per share information)

	Thirteen week		Twenty-six week
	Periods ended		periods ended
	August 27,	August 28,	August 27,	August 28,
	2010	2009	2010	2009
Net sales	$13,244	$9,860	$25,365	$19,441
Cost of goods sold	8,450	4,904	15,441	10,058

Gross profit	4,794	4,956	9,924	9,383

Operating expenses:
Selling and marketing	1,020	1,270	2,122	2,524
General and administrative	1,623	1,568	3,086	3,170
Research and development	240	227	564	455

	2,883	3,065	5,772	6,149

Operating income	1,911	1,891	4,152	3,234

Other expenses:
Interest expense	189	350	417	866
Loss on extinguishment of debt	—	224	—	224
Other, net	56	66	128	121

	245	640	545	1,211

Income before income taxes	1,666	1,251	3,607	2,023
Provision for income taxes	—	—	—	—

Income before noncontrolling interest	1,666	1,251	3,607	2,023
Income attributable to noncontrolling interest	—	2	5	4

Net income	1,666	1,249	3,602	2,019

Preferred stock dividend	(568)	(460)	(1,145)	(695)

Income applicable to common shareholders	$1,098	$789	$2,457	$1,324

Per share information:

Earnings per common share:
Basic	$0.12	$0.09	$0.27	$0.15

Diluted	$0.08	$0.06	$0.17	$0.09

Weighted average common shares:
Basic	9,090,000	9,069,000	9,088,000	9,063,000

Diluted	20,719,000	21,122,000	20,718,000	21,266,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	August 27,	February 26,
	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$854	$2,408
Restricted cash	5,477	2,751
Accounts receivable, net	2,918	17,356
Costs and estimated earnings in excess of billings on uncompleted contracts	8,108	3,576
Inventories, net	3,667	5,114
Deferred tax assets, current	5,699	4,983
Prepaid expenses and other current assets	2,592	545

Total current assets	29,315	36,733

Property, plant and equipment, at cost, net	13,698	13,643
Construction in progress	352	316
Software development costs, net	831	691
Other assets	204	346

Total assets	$44,400	$51,729

LIABILITIES
Current portion of long-term debt	$122	$285
Accounts payable — trade	1,554	1,783
Billings in excess of costs and estimated earnings on uncompleted contracts	6,091	13,944
Customer deposits	1,687	1,799
Accrued interest and dividends	868	782
Other accrued liabilities	3,002	2,814

Total current liabilities	13,324	21,407

Long-term obligations, less current portion:
Credit facility payable to bank	8,653	9,808
Other long-term debt	—	12

	8,653	9,820

Deferred tax liabilities	3,598	3,066

Unearned interest	15	22

Total liabilities	25,590	34,315

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Cumulative convertible participating preferred stock, Series D, $.05 par value, 11,000 shares authorized; 155 shares outstanding	155	155
Cumulative convertible participating preferred stock, Series E, $.05 par value, 25,000 shares authorized; 22,241 and 23,741 shares outstanding at August 27, 2010 and February 26, 2010	22,241	23,741
Common stock, $.05 par value, 50,000,000 shares authorized; 9,090,635 and 9,083,573 shares issued and outstanding at August 27, 2010 and February 26, 2010	454	454
Additional paid-in capital	12,974	14,050
Accumulated other comprehensive loss	(66)	(431)
Accumulated deficit	(16,991)	(20,593)

Total stockholders’ equity before noncontrolling interest	18,767	17,376

Noncontrolling interest	43	38

Total stockholders’ equity	18,810	17,414

Total liabilities and stockholders’ equity	$44,400	$51,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Twenty-six week periods
	ended
	August 27,	August 28,
	2010	2009

Cash flows from operating activities:
Net income	$3,602	$2,019
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	727	982
Decrease in valuation allowance for deferred tax assets	(867)	—
Accretion of debt discount	55	132
Increase in allowances for accounts receivable and inventories, net	104	444
Income attributable to noncontrolling interest	5	4
Stock compensation expense	49	—
Changes in operating assets and liabilities:
Accounts receivable	14,434	1,023
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,532)	(2,072)
Inventories	1,347	(359)
Prepaid expenses and other assets	(1,960)	247
Deferred tax assets, net	683	—
Accounts payable	(229)	(44)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,853)	(2,359)
Customer deposits	(112)	(712)
Accrued interest and dividends	86	—
Other accrued liabilities	181	1,232

Net cash provided by operating activities	5,720	537

Cash flows from investing activities:
Acquisition of equipment	(636)	(698)
Capitalized software development costs	(322)	(176)

Net cash used in investing activities	(958)	(874)

Cash flows from financing activities:
(Repayment) borrowings under line of credit	(1,155)	700
Repurchase of preferred stock	(1,500)	—
Issuance of common stock	20	1
Payment of preferred stock dividends	(1,145)	—
Payments of other debt obligations	(175)	(5)
Increase in restricted cash for performance guarantee	(2,726)	(12)

Net cash (used in) provided by financing activities	(6,681)	684

Effect of exchange rate changes on cash	365	99

Net decrease in cash	(1,554)	446
Cash at beginning of period	2,408	520

Cash at end of period	$854	$966

Supplemental schedule of cash flow information:
Interest paid	$174	$209
Income taxes paid	220	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on preferred stock	$569	$695
          On July 2, 2009, the Company exchanged certain existing related-party financial instruments for a newly-created class of Series E Convertible Preferred Stock. The value of this exchange was $23,741. Additionally, the Company issued $155 of Series D Preferred Stock as loan origination fees in connection with the $7,500 Lenfest Credit Facility. See Note 6 — Long-Term Obligations and Credit Arrangements.
The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements
1. Nature of Business:
          Environmental Tectonics Corporation (“ETC”, “we” or the “Company”) was incorporated in 1969 in Pennsylvania. For over forty years, we have provided our customers with products, service and support. Innovation, continuous technological improvement and enhancement, and product quality are core values and critical to our success. The Company is a significant supplier and innovator in the following product areas: (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; (3) steam and gas sterilization; (4) testing and simulation devices for the automotive industry; (5) hyperbaric and hypobaric chambers; and (6) driving and disaster simulation systems.
          The Company operates in two business segments — Training Services Group (“TSG”) and Control Systems Group (“CSG”). Our core technologies in TSG include the design, manufacture and sale of training services which includes (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; and (3) driving and disaster simulation systems, and in CSG include: (1) steam and gas sterilization; (2) testing and simulation devices for the automotive industry; and (3) hyperbaric and hypobaric chambers. Product categories included in TSG are Authentic Tactical Fighting Systems (ATFS), Aircrew Training Systems (ATS) and disaster management systems. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support.
          The Company’s fiscal year is the 52 or 53-week annual accounting period ending the last Friday in February. Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2011.
2. Summary of Significant Accounting Policies
          Basis of Presentation
          The accompanying interim condensed consolidated financial statements include the accounts of ETC, ETC’s wholly-owned subsidiaries (Entertainment Technology Corporation, ETC International Corporation and ETC-Delaware), ETC’s 99%-owned subsidiary located in London, England (“ETC Europe”), and ETC’s 95%-owned subsidiary located in Warsaw, Poland (ETC-PZL Aerospace Industries, Ltd. (“ETC-PZL”)). “ETC Southampton” refers to the Company’s corporate headquarters and main production plant located in Southampton, Pennsylvania. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
          Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. The financial results for the periods presented may not be indicative of the full year’s results. Despite these condensations or omissions, the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010.
          References to fiscal second quarter 2011 are references to the thirteen week period ended August 27, 2010. References to fiscal second quarter 2010 are references to the thirteen week period ended August 28, 2009. References to the first half of fiscal 2011 are references to the twenty-six week period ended August 27, 2010. References to the first half of fiscal 2010 are references to the twenty-six week period ended August 28, 2009.
          Significant Accounting Policies
          There have been no material changes in the Company’s significant accounting policies during fiscal 2011 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          Recent Accounting Pronouncements
          In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.
          In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17, updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition in which arrangements include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases or a specific result. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations as there are not currently any milestones that will be achieved.
          In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements,” which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications on existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2010-06 to have a material impact on our consolidated financial condition or results of operations.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
3. Earnings Per Common Share:
          Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and common stock warrants using the “treasury stock” method, plus the effect of all convertible financial instruments, including preferred stock, as if they had been converted at the beginning of each period presented. If the effect of the conversion of any financial instrument would be anti-dilutive, it is excluded from the diluted earnings per share calculation.
          On August 27, 2010, there was $22,396,000 of cumulative convertible participating preferred stock. This consisted of the following:
•	$55,000 of Series D Preferred Stock convertible at $0.94 per share, equating to 58,511 shares of common stock, issued in April 2009;

•	$100,000 of Series D Preferred Stock convertible at $1.11 per share, equating to 90,090 shares of common stock, issued in July 2009;

•	$22,241,000 of Series E Preferred Stock convertible at $2.00 per share, equating to 11,120,500 shares of common stock, issued in July 2009.
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
          On August 27, 2010 and August 28, 2009, respectively, there were options to purchase the Company’s common stock totaling 156,185 and 157,652 shares at an average price of $6.06 and $5.90 per share. Given the conversion price of these common stock options, these shares were excluded from the calculation of diluted earnings per share since the effect of their conversion would be antidulutive.

	Thirteen week period ended			Thirteen week period ended
	August 27, 2010			August 28, 2009
	Income	Weighted	Per	Income	Weighted	Per
	(amounts in	average	share	(amounts in	average	share
	thousands)	shares	amount	thousands)	shares	amount
Net income	$1,666			$1,249
Less: preferred stock dividends	(568)			(460)

Basic earnings per share:
Basic earnings available to common shareholders	$1,098	9,090,000	$0.12	$789	9,069,000	$0.09

Effect of dilutive securities:
Preferred stock		11,269,000			12,019,000
Stock options and warrants		360,000			34,000

Diluted earnings per share:
Basic earnings available to common shareholders	$1,098			$789
Add: preferred stock dividend	568			460

Income available to common shareholders plus effect of dilutive securities	$1,666	20,719,000	$0.08	$1,249	21,122,000	$0.06

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued

	Twenty-six week period ended			Twenty-six week period ended
	August 27, 2010			August 28, 2009
	Income	Weighted	Per	Income	Weighted	Per
	(amounts in	average	share	(amounts in	average	share
	thousands)	shares	amount	thousands)	shares	amount
Net income	$3,602			$2,019
Less: preferred stock dividends	(1,145)			(695)

Basic earnings per share:
Basic earnings available to common shareholders	$2,457	9,088,000	$0.27	$1,324	9,063,000	$0.15

Effect of dilutive securities:
Preferred stock		11,269,000			12,019,000
Stock options and warrants		361,000			184,000

Diluted earnings per share:
Basic earnings available to common shareholders	$2,457			$1,324
Add: preferred stock dividend	1,145			695

Income available to common shareholders plus effect of dilutive securities	$3,602	20,718,000	$0.17	$2,019	21,266,000	$0.09

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
4. Inventories
          Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	August 27,
	2010	February 26,
	(unaudited)	2010
	(in thousands)

Raw materials	$—	$—
Work in process	3,444	4,764
Finished goods	223	350

Total	$3,667	$5,114

          Inventory is presented net of an allowance for obsolescence of $2,445,000 (Raw material $121,000, Work in process $1,623,000 and Finished goods $701,000) and $2,345,000 (Raw material $138,000, Work in process $1,506,000 and Finished goods $701,000) at August 27, 2010 and February 26, 2010, respectively.
5. Accounts Receivable:
          The components of accounts receivable are as follows:

	August 27,
	2010	February 26,
	(unaudited)	2010
	(in thousands)
U.S. government	$1,276	$438
U.S. commercial	591	1,403
International	1,471	15,930

	3,338	17,771
Less: allowance for doubtful accounts	(420)	(415)

	$2,918	$17,356

6. Long-Term Obligations and Credit Arrangements:
Lenfest Financing Transaction
          On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”), which was approved by shareholders on July 2, 2009, with H.F. Lenfest (“Lenfest”), a major shareholder and member of our Board of Directors, that provided for the following: (i) a $7,500,000 credit facility provided by Lenfest to ETC, which expires on December 31, 2012; (ii) exchange of a $10 million Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the Company’s existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.
Lenfest Credit Facility
          As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500,000 with Lenfest (the “Lenfest Credit Facility”) to be used to finance certain government projects that ETC has been awarded. The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”). In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500,000 (the “Lenfest Credit Facility Note”) based on the amount borrowed by the Company pursuant to the Lenfest Credit Agreement. Each Lenfest Credit Facility Note issued under the Lenfest Credit Facility will accrue interest at the rate of 10% per annum, payable in cash or, at the option of Lenfest, in shares of Series D Preferred Stock of the Company, as described below. The Lenfest Credit Facility expires on December 31, 2012. As of August 27, 2010, the Company had not utilized any of the $7.5 million available funding under this facility.

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
          Following the receipt of shareholder approval for the Lenfest Financing Transaction, ETC and PNC Bank entered into the Amended and Restated Credit Agreement (the “Amended and Restated PNC Credit Agreement”) and the Second Amended and Restated Reimbursement Agreement for Letters of Credit (the “Amended and Restated Reimbursement Agreement”). The 2007 promissory note was cancelled and replaced with an amended and restated promissory note in the principal amount of $20,000,000 (the “Amended and Restated PNC Note”).
          In connection with the execution of the amended and restated agreements and note with PNC, ETC paid to Lenfest an origination fee of 100 shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”), which is equal to 1% of the market value of the $10,000,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank. The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100,000 in the aggregate. These shares of Series D Preferred Stock have a conversion price per share equal to $0.94, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of such shares. Additionally, ETC will pay Lenfest annual interest equal to 2% of the amount of the Lenfest Pledge, payable in Series D Preferred Stock. On October 6, 2010, the Company issued to Lenfest 231 shares of Series D Preferred Stock with a stated value of $1,000 in payment of $231,000 of interest due under the Lenfest Pledge agreement for the period July 2, 2009 through August 27, 2010. The 231 shares of have a conversion price per shared equal to $3.02, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of such shares, and would convert into 76,490 shares of ETC common stock.
          In consideration of Lenfest entering into the amended and restated guaranty, ETC issued to Lenfest warrants equal in value to 10% of the amount of the $5,000,000 increase under the 2007 PNC Bank Credit Facility. The warrants are exercisable for seven years following issuance to purchase 450,450 shares of ETC Common Stock at an exercise price per share equal to $1.11, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of the warrant. The Company recorded a loan origination deferred charge associated with these warrants of $487,000 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 91.9%; risk-free interest rate of 0.49%; and an expected life of seven years.
          Originally, amounts borrowed under the Amended and Restated PNC Credit Agreement could be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made pursuant to the Amended and Restated PNC Credit Agreement bear interest at either the prime rate (as described in the promissory note executed pursuant to the Amended and Restated PNC Credit Agreement) plus 0.50 percentage points or the London Interbank Offered Rate (“LIBOR”) (as described in the Promissory Note) plus 2.50 percentage points. Additionally, ETC is obligated to pay a fee of 0.125% per year for unused but available funds under the line of credit.
Amendments to the Credit Agreement
          On October 1, 2009, the Amended and Restated PNC Credit Agreement was amended to extend the maturity date to June 30, 2011. Additionally, the affirmative covenants were adjusted. The Consolidated Tangible Net Worth covenant was modified to reflect the impact on the Company’s balance sheet of the Lenfest Financing Transaction. Effective with each fiscal quarter ending after October 1, 2009, the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000,000. The EBITDA covenant was changed for fiscal periods beginning after December 1, 2009. Beginning with the first fiscal quarter ending after December 1, 2009, and for each fiscal quarter ending thereafter, the Company must maintain a minimum cumulative aggregate EBITDA (earnings before interest, taxes, depreciation and amortization) of $4,000,000 for the fiscal quarter then ending and the three preceding fiscal quarters. The Company is in compliance with its covenants as of August 27, 2010.
          On August 18, 2010, the 2007 PNC Credit Facility was amended a second time to extend the maturity date from June 30, 2011 to June 30, 2013.
          As of August 27, 2010, the Company’s availability under the Amended and Restated PNC Credit Agreement was approximately $9,964,000. This reflected cash borrowings of $8,477,000 and outstanding letters of credit of approximately $1,559,000.
          Due to the Company’s accumulated deficit, all dividends accruing for the outstanding Series D and E Preferred Stock have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
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
          Initially, as security for the Line of Credit, ETC and Lenfest were each required to provide PNC Bank with the equivalent of $2,711,000 in the form of cash or other financial instruments. To meet this requirement, ETC deposited cash in this amount in a restricted bank account with PNC Bank. Lenfest had guaranteed the Company’s obligations under the Dedicated Line of Credit Agreement, and had pledged to PNC Bank $2,711,000 in certificated securities. Under the terms of the line, ETC was required, by August 19, 2010, to place additional cash funds of $2,711,000 with PNC Bank, at which time the Lenfest guarantee would be terminated and the Lenfest securities would be returned to Lenfest.
          During the first quarter of fiscal 2011, the Company fulfilled its requirement to fund the balance of the security to collateralize the committed line of credit by depositing approximately $2,711,000 in a certificate of deposit with PNC. This amount is included in Restricted Cash in the Condensed Consolidated Balance Sheet. As a result, Lenfest’s securities were returned and his guarantee to cover the $5.4 million line was terminated.
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
          Long-term obligations at August 27, 2010 and February 26, 2010 consist of the following:

	August 27,	February 26,
	2010	2010
	(amounts in thousands)
Note payable to bank	$8,477	$9,600
ETC-PZL project financing	296	486
Automobile loan	2	7

Total debt obligations	8,775	10,093
Less current maturities	122	285

Long-term obligations, net of current maturities	$8,653	$9,808

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
7. Fair Value of Financial Instrument —
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
The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The Company’s financial liabilities that are accounted for at fair value on a recurring basis using the discounted cash flow methodology are summarized below:

	Fair Value Measurement at
	August 27, 2010 using:
Liabilities	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Credit facility payable to bank	$—	$—	$9,023	$9,023
ETC-PZL contract financing	—	—	270	270

Total	$—	$—	$9,293	$9,293

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
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
          The Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards. As of August 27, 2010, the Company had approximately $34.0 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.
          As a result of the Company’s analysis, no provision for income taxes was recorded in the Condensed Consolidated Income Statements for the thirteen and twenty-six week periods ended August 27, 2010. For the thirteen week and twenty-six week periods ended August 28, 2009, the Company did not record any provision for income taxes due to the utilization of net operating loss carryforwards.
          During the fiscal years ended February 26, 2010 and February 27, 2009, the Company did not have any unrecognized tax benefits and accordingly did not recognize interest expense or penalties related to unrecognized tax benefits. The Company is no longer subject to U.S. federal tax examinations by tax authorities for the fiscal years before 2007.
          The tax effects of the primary components of the temporary differences are as follows:

	August 27,	February 26,
	2010	2010
	(amounts in thousands)
Deferred tax assets:
Net operating loss and credits	$14,610	$15,607
Vacation reserve	80	80
Inventory reserve	918	880
Receivable reserve	157	156
Warranty reserve	117	117
Compensation and other reserves	158	32
Other, net	19	74

	16,059	16,946
Valuation Reserve	(10,360)	(11,963)

Total current deferred tax asset	5,699	4,983

Deferred tax liabilities:
Amortization of capitalized software	393	350
Depreciation	3,205	2,716

Total non-current deferred tax liability	3,598	3,066

Net deferred tax asset	$2,101	$1,917

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
9. Commitments and Contingencies
Mends International, Ltd.
          On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. On July 1, 2010, the International Court of Arbitration issued a Partial Final Award which was within the scope of the Company’s reserve and which did not have a material adverse effect on the Company’s financial condition or results of operations. Additionally, the International Court of Arbitration may make an additional award to allocate the costs of the arbitration (including attorneys’ fees) between the parties. It is not expected that any additional award, if any, will have a material adverse effect on the Company’s financial position or results of operation.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
10. Segment Information (unaudited):
          The Company operates in two business segments — Training Services Group (“TSG”) and Control Systems Group (“CSG”). The Company’s core technologies in TSG include the design, manufacture and sale of training services which includes (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; and (3) driving and disaster simulation systems, and in CSG include: (1) steam and gas sterilization; (2) testing and simulation devices for the automotive industry; and (3) hyperbaric and hypobaric chambers. Product categories included in TSG are Authentic Tactical Fighting Systems (ATFS), Aircrew Training Systems (ATS) and disaster management systems. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support.

	Training Services	Control Systems		Company
	Group (TSG)	Group (CSG)	Corporate	Total
	(amounts in thousands)
Thirteen week period ended August 27, 2010:
Net sales	$8,675	$4,569	$—	$13,244
Interest expense	183	6	—	189
Depreciation and amortization	305	76	—	381
Operating income (loss)	1,373	813	(275)	1,911
Income tax benefit	—	—	—	—
Identifiable assets	21,101	3,611	19,688	44,400
Expenditures for segment assets	198	119	62	379

Thirteen week period ended August 28, 2009:
Net sales	$6,391	$3,469	$—	$9,860
Interest expense	128	222	—	350
Depreciation and amortization	345	76	—	421
Operating income (loss)	1,938	316	(363)	1,891
Income tax benefit	—	—	—	—
Identifiable assets	5,388	5,629	25,616	36,633
Expenditures for segment assets	170	132	—	302

	Thirteen weeks	Thirteen weeks
	ended August 27,	ended August 28,
Reconciliation to consolidated net income:	2010:	2009
Operating income	$1,911	$1,891
Interest expense	(189)	(350)
Other, net	(56)	(66)
Loss on extinguishment of debt	—	(224)
Noncontrolling interest	—	(2)

Net income	$1,666	$1,249

	Training Services	Control Systems		Company
	Group (TSG)	Group (CSG)	Corporate	Total
	(amounts in thousands)
Twenty-six week period ended August 27, 2010:
Net sales	$16,607	$8,758	$—	$25,365
Interest expense	317	100	—	417
Depreciation and amortization	497	230	—	727
Operating income (loss)	2,782	1,923	(553)	4,152
Income tax benefit	—	—	—	—
Identifiable assets	21,101	3,611	19,688	44,400
Expenditures for segment assets	574	200	184	958

Twenty-six week period ended August 28, 2009:
Net sales	$13,306	$6,135	$—	$19,441
Interest expense	427	439	—	866
Depreciation and amortization	495	487	—	982
Operating income (loss)	3,832	146	(744)	3,234
Income tax benefit	—	—	—	—
Identifiable assets	5,388	5,629	25,616	36,633
Expenditures for segment assets	411	287	—	698

	Twenty-six weeks	Twenty-six weeks
	ended August 27,	ended August 28,
Reconciliation to consolidated net income (loss):	2010:	2009
Operating income	$4,152	$3,234
Interest expense	(417)	(866)
Other, net	(128)	(121)
Loss on extinguishment of debt	—	(224)
Noncontrolling interest	(5)	(4)

Net income	$3,602	$2,019

Concentration of Sales Greater than 10%
          Approximately 74% of sales totaling $9,860,000 in the thirteen weeks ended August 27, 2010 were made to the U.S. Government and to one international customer. Approximately 36% of sales totaling $3,582,000 in the thirteen weeks ended August 28, 2009 were made to two international customers.
          Included in the segment information for the thirteen weeks ended August 27, 2010 are international sales (which include sales made by the Company’s foreign subsidiaries) of $4,239,000, including sales to the Korean government for $3,373,000. For the thirteen week period ended August 28, 2009, there were international sales of $5,307,000, including sales to or relating to government or commercial accounts in Saudi Arabia of $3,582,000.
          Approximately 72% of sales totaling $18,139,000 in the first half of fiscal 2011 were made to the U.S. Government and to one international customer. Approximately 45% of sales totaling $8,693,000 in the first half of fiscal 2010 were made to the U.S. Government and two international customers.
          Included in the segment information for the first half of fiscal 2011 are international sales (which include sales made by the Company’s foreign subsidiaries) of $9,456,000, including sales to the Korean government for $7,847,000. For the first half of fiscal 2010, there were international sales of $11,093,000, including sales to or relating to government or commercial accounts in Saudi Arabia of $6,666,000.
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
          References to fiscal second quarter 2011 are references to the thirteen week period ended August 27, 2010. References to fiscal second quarter 2010 are references to the thirteen week period ended August 28, 2009. References to the first half of fiscal 2011 are references to the twenty-six week period ended August 27, 2010. References to the first half of fiscal 2010 are references to the twenty-six week period ended August 28, 2009. References to fiscal 2011 or the 2011 fiscal year are references to the fifty-two week period through February 25, 2011. References to fiscal 2010 or the 2010 fiscal year are references to the fifty-two week period which ended February 26, 2010.
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
          We operate in two business segments — Training Services Group (“TSG”) and Control Systems Group (“CSG”). Our core technologies in TSG include the design, manufacture and sale of training services which consists of (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; and (3) driving and disaster simulation systems, and in CSG include: (1) steam and gas sterilization; (2) testing and simulation devices for the automotive industry; and (3) hyperbaric and hypobaric chambers. Product categories included in TSG are Aircrew Training Systems (ATS) and flight simulators and disaster management systems. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support. Revenue and other financial information regarding our segments may be found in Note 10 — Business Segment Information of the Notes to the Condensed Consolidated Financial Statements.
          The following factors had an impact on our financial performance, cash flow and financial position for the first half of fiscal 2011 which ended August 27, 2010:
•	Increased production under U.S. Government contracts
     The Base Realignment and Closure (BRAC) Act passed in 2005 by Congress mandated base closures and consolidations through all U.S. defense services. As a result of BRAC, in the past two years we have been awarded three major contracts for pilot training. Our fiscal 2011 opening backlog of firm orders included approximately $48 million for two contracts, one from the U.S. Navy for a research disorientation trainer and one from the U.S. Air Force to provide a high performance training and research human centrifuge. As a result of engineering and production activity on these two contracts, sales to the U.S. Government increased by approximately $6.5 million in our Training Services Group during the first half of fiscal 2011 versus the first half of fiscal 2010. On June 12, 2010, we were awarded an additional $38.3 million contract by the U. S. Air Force to provide a suite of altitude chambers. Although at the current time we have a significant sales backlog with the U.S. Government for equipment being procured under the BRAC Act, it should not be assumed that any additional contracts will be awarded to us at the same rate in the future.
     Historically, certain international customers have considered the sale of a simulation device to the U.S. Government as an important criterion of their evaluation to purchase ETC’s simulators.
•	Exchange of long term debt, establishment of additional facility, and increase in bank line

Adequate cash availability, both from operations and under our loan agreements, is an important factor which allows us to efficiently produce and fulfill delivery obligations under our large multi-year contracts. These contracts require significant cash outlays for materials during certain phases of production. Additionally, as our backlog and performance have grown, cash requirements for general operations have expanded.

On April 24, 2009, we entered into a transaction with H. F. Lenfest, a member of our Board of Directors and a significant shareholder, that provided for the following: (i) a $7,500,000 credit facility to be provided by Lenfest to ETC; (ii) exchange of a Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) an increase of the existing $15,000,000 revolving line of credit with PNC Bank to $20,000,000. During fiscal 2011, the Company has repurchased $1,500,000 of the Series E Preferred Stock.

•	Impact of net operating loss carryforwards and tax reserves
     Prior to fiscal 2010, we experienced significant operating losses. Over such periods, we accumulated a deferred tax asset which can be utilized to offset future income tax liabilities. In previous years (years prior to fiscal 2010), we established a full valuation reserve on our deferred tax asset because of the recurring losses sustained by the Company. Subsequently, the Company’s profitability and sales backlog has, after analysis, led to a partial release of the valuation reserve. The impact on operations and financial performance since fiscal 2009 has been twofold. First, we have been able to offset income tax expense on income by realizing a portion of our deferred tax assets via reductions in the reserve. Secondly, we have been able to conserve cash by not actually paying significant income taxes to the Internal Revenue Service and state taxing authorities that would be required to be paid absent the deferred tax assets.
     During the first half of fiscal 2011, our income tax liability was offset by a corresponding reduction in our deferred tax asset reserve. Valuation allowances are reviewed each fiscal period to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset. As of August 27, 2010, the Company had approximately $34 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025.
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
     Going forward, we are hopeful for expanded research in two applications: (a) research related to the commercialization of suborbital flight, and (b) research aimed at examining the effectiveness of using centrifuge based simulation for Upset Recovery Training (“URT”) for commercial airline pilots.
     Suborbital flight: The Federal Aviation Administration currently regulates commercial flight. However, flights into very high altitudes will require additional and different pilot training. The physiology of flight into very high altitudes is significantly different than that experienced during existing commercial flight. Thus, its impact on passengers must be evaluated. Research is required to develop flight crew standards and to evaluate human factors as ordinary citizens experience physical stresses.
     Upset Recovery Training: Loss of control in flight is a major cause factor in loss of life and hull damage aircraft accidents. Modern day commercial aviation currently has no requirement for training of pilots to deal with these situations, commonly referred to as “upsets.” Realistic training for responding to and recovering from upsets, or URT, requires more than a non-centrifuged based simulator because non-centrifuge-based simulators do not reproduce the physiological stresses and disorientation that a pilot experiences during an actual upset. We believe our GYROLAB simulator series is an answer to providing pilots with the dynamic environment necessary for effective training.
•	Continued capital and consulting spending to enhance and market worldwide our Authentic Tactical Fighting Systems (ATFS) and other technologies.
     We have directed significant funds and management attention toward the marketing of our ATFS line of products. This effort includes engineering costs to improve the technical abilities of the ATFS products. Going forward, we expect to continue significant spending for these efforts.
•	Common stock dilution.
     As a result of our Lenfest Refinancing Transaction, our average fully diluted shares have increased by approximately 11.0 million shares. Given our positive financial performance, this increase in equivalent common shares has a dilutive impact on our earnings per share.
     During the first half of fiscal 2011, we repurchased $1,500,000 of Series E Preferred Stock from H.F. Lenfest.
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
          Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010.

Results of Operations
Thirteen week period ended August 27, 2010 compared to the thirteen week period ended August 28, 2009
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	Thirteen week	Thirteen week
	period ended	period ended	Variance	Variance
	August 27, 2010	August 28, 2009	$	%

	(amounts in thousands)		( ) =Unfavorable
Sales:
Domestic	$2,418	$2,877	$(459)	(16.0)%
US Government	6,587	1,676	4,911	293.0
International	4,239	5,307	(1,068)	(20.1)

Total sales	13,244	9,860	3,384	34.3

Gross profit	4,794	4,956	(162)	(3.3)

Selling and marketing expenses	1,020	1,270	250	19.7
General and administrative expenses	1,623	1,568	(55)	(3.5)
Research and development expenses	240	227	(13)	(5.7)

Operating income	1,911	1,891	20	1.1
Interest expense, net	189	350	161	46.0
Other expense, net	56	66	10	15.2
Loss on extinguishment of debt	—	224	224	100.0
Income taxes	—	—	—	n/a
Noncontrolling interest	—	2	2	100.0

Net income	1,666	1,249	$417	33.4%
Preferred stock dividend	(568)	(460)	(108)	(23.5)

Income applicable to common shareholders	$1,098	$789	$309	39.2

Net income per common share (basic)	$0.12	$0.09	$0.03	33.3%

Net income per common share (diluted)	$0.08	$0.06	$0.02	33.3%

Net Income
          The Company had net income of $1,666,000 or $0.12 per share (basic) and $0.08 (diluted) during the second quarter of fiscal 2011 compared to net income of $1,249,000 or $0.09 per share (basic) and $0.06 (diluted), for the second quarter of fiscal 2010, representing an increase of $417,000 or 33.4%. The increase reflected a reduction in selling and marketing expenses, interest expense and a loss on extinguishment of debt of $224,000, which the Company recognized in the prior year.

Sales
          The following schedule presents the Company’s sales by segment, business unit and geographic area:

	(amounts in thousands)
	Thirteen week period ended				Thirteen week period ended
	August 27, 2010				August 28, 2009
			Inter-				Inter-
Segment sales:	Domestic	USG	national	Total	Domestic	USG	national	Total

Training Services Group:
Pilot Training Services	$59	$4,952	$2,868	$7,879	$35	$1,115	$3,070	$4,220
Simulation	227	—	165	392	84	—	1,609	1,693
ETC-PZL and other	94	—	310	404	203	—	275	478

Total	$380	$4,952	$3,343	$8,675	$322	$1,115	$4,954	$6,391

Control Systems Group:
Environmental	$113	$1,635	$886	$2,634	$339	$561	$36	$936
Sterilizers	1,117	—	—	1,117	1,566	—	—	1,566
Hyperbaric	355	`	—	355	289	`	303	592
Service and spares	453	—	10	463	361	—	14	375

Total	2,038	1,635	896	4,569	2,555	561	353	3,469

Company total	$2,418	$6,587	$4,239	$13,244	$2,877	$1,676	$5,307	$9,860

          Sales for the second quarter of fiscal 2011 were $13,244,000 as compared to $9,860,000 for the second quarter of fiscal 2010, an increase of $3,384,000 or 34.3%. As the table indicates, significant increases were realized in the U.S. Government market offset in part in by a decline in Domestic and International sales.
Domestic Sales
          Domestic sales in the second quarter of fiscal 2011 were $2,418,000 as compared to $2,877,000 in the second quarter of fiscal 2010, a decrease of $459,000 or 16.0%, reflecting a decrease in the sterilizer product line (down $448,000). Domestic sales represented 18.3% of the Company’s total sales in the second quarter of fiscal 2011, as compared to 29.2% for the second quarter of fiscal 2010.
U.S. Government Sales
          U.S. Government sales in the second quarter of fiscal 2011 were $6,587,000 as compared to $1,676,000 in the second quarter of fiscal 2010, an increase of $4,911,000 or 293.0%, and represented 49.7% of total sales in the second quarter of fiscal 2011 versus 17.0% for the second quarter of fiscal 2010. This increase is the result of sales of the Company’s Pilot Training Systems products under contracts from the U.S. Navy for a research disorientation trainer and the U.S. Air Force to provide a high performance training and research human centrifuge and a suite of altitude chambers.
International Sales
          For the second quarter of fiscal 2011, international sales (which include sales made by the Company’s foreign subsidiaries) were $4,239,000 as compared to $5,307,000 in the second quarter of fiscal 2010, a decrease of $1,068,000 or 20.1%, and represented 32.0% of total sales, as compared to 53.8% in the second quarter of fiscal 2010. International performance reflected lower simulation sales (down $1,444,000) primarily for a contract in the Middle East which was completed in fiscal 2010. For the thirteen week period ended August 27, 2010, there were sales to the Korean government for $3,374,000. For the thirteen week period ended August 28, 2009, there were sales to or relating to governments or commercial accounts in Saudi Arabia of $3,582,000.
Gross Profit
          Gross profit for the second quarter of fiscal 2011 was $4,794,000 as compared to $4,956,000 in the second quarter of fiscal 2010, a decrease of $162,000 or 3.3%. As a percentage of sales, gross profit for the second quarter of fiscal 2011 was 36.2% compared to 50.3% for the same period a year ago. The gross margin dollar decrease reflects a 14.1 percentage point reduction in the gross margin rate as a percentage of sales due to the higher concentration of U.S. Government contract work compared to higher margin international sales in the prior period.
Selling and Marketing Expenses
          Selling and marketing expenses for the second quarter of fiscal 2011 were $1,020,000 as compared to $1,270,000 in the second quarter of fiscal 2010, a decrease of $250,000 or 19.7%. This decrease primarily reflected reduced bid and proposal expenses and reduced commissions on the mix shift in sales in the current quarter to higher U.S. Government sales.

General and Administrative Expenses
          General and administrative expenses for the second quarter of fiscal 2011 were $1,623,000 as compared to $1,568,000 in the second quarter of fiscal 2010, an increase of $55,000 or 3.5%.
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $240,000 for the second quarter of fiscal 2011 as compared to $227,000 for the second quarter of fiscal 2010. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Loss on Extinguishment of Debt
          In the second quarter of fiscal 2010, the Company recorded a loss on extinguishment of debt (the Subordinated Note) of $224,000, which represented the unamortized portion of the debt discount that was recorded at the issuance of this instrument. This charge resulted from the exchange of subordinated debt for preferred stock under the Lenfest Financing Transaction which was completed in July 2009. See Note 6 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Interest Expense
          Interest expense for the second quarter of fiscal 2011 was $189,000 as compared to $350,000 for the second quarter of fiscal 2010, representing a decrease of $161,000 or 46.0%, reflecting reduced bank borrowing and the July 2009 exchange of the Subordinated Note for preferred stock.
Other Expense, Net
          Other expense, net, was $56,000 for the second quarter of fiscal 2011 versus $66,000 for the second quarter of fiscal 2010. These expenses consist primarily of bank and letter of credit fees as well as foreign currency exchange gains or losses.
Income Taxes
          Due to the utilization of net operating loss carry forwards available the Company did not record a provision for income taxes for the thirteen week periods ended August 27, 2010 or August 28, 2009.
          The Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards. As of August 27, 2010, the Company had approximately $34 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Results of Operations
Twenty-six week period ended August 27, 2010 compared to the twenty-six week period ended August 28, 2009
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	Twenty-six	Twenty-six
	week period	week period
	ended	ended	Variance	Variance
	August 27, 2010	August 28, 2009	$	%

	(amounts in thousands)		( ) =Unfavorable
Sales:
Domestic	$5,336	$4,836	$500	10.3%
US Government	10,573	3,512	7,061	201.1
International	9,456	11,093	(1,637)	(14.8)

Total sales	25,365	19,441	5,924	30.5

Gross profit	9,924	9,383	541	5.8

Selling and marketing expenses	2,122	2,524	402	15.9
General and administrative expenses	3,086	3,170	84	2.6
Research and development expenses	564	455	(109)	(24.0)

Operating income	4,152	3,234	918	28.4
Interest expense, net	417	866	449	51.9
Other expense, net	128	121	(7)	(5.8)
Loss on extinguishment of debt	—	224	224	100.0
Income taxes	—	—	—	n/a
Noncontrolling interest	5	4	(1)	(25.0)

Net income	3,602	2,019	1,583	78.4%
Preferred stock dividend	(1,145)	(695)	(450)	(64.7)

Income applicable to common shareholders	$2,457	$1,324	$1,133	85.6

Net income per common share (basic)	$0.27	$0.15	$0.12	80.0%

Net income per common share (diluted)	$0.17	$0.09	$0.08	88.9%

Net Income
          The Company had a net income of $3,602,000 or $0.27 per share (basic) and $0.17 (diluted) during the first half of fiscal 2011 compared to net income of $2,019,000 or $0.15 per share (basic) and $0.09 (diluted), for the first half of fiscal 2010, representing an improvement of $1,583,000 or 78.4%. The improvement reflected an increase in gross profit (reflecting the higher sales level) coupled with lower operating expenses and interest expense. Increased research and development expenses acted as a partial offset. Due to the utilization of net operating loss carryforwards, no provision for income taxes was recorded in the first half of fiscal 2011 and 2010.

Sales
          The following schedule presents the Company’s sales by segment, business unit and geographic area:

	(amounts in thousands)
	Twenty-six week period ended				Twenty-six week period ended
	August 27, 2010				August 28, 2009
			Inter-				Inter-
Segment sales:	Domestic	USG	national	Total	Domestic	USG	national	Total

Training Services Group:
Pilot Training Services	$60	$8,955	$6,601	$15,616	$71	$2,460	$6,986	$9,517
Simulation	227	—	261	488	285	—	2,753	3,038
ETC-PZL and other	127	—	376	503	294	—	457	751

Total	$414	$8,955	$7,238	$16,607	$650	$2,460	$10,196	$13,306

Control Systems Group:
Environmental	$221	$1,618	$1,863	$3,702	$713	$1,052	$305	$2,070
Sterilizers	2,842	—	—	2,842	1,784	—	—	1,784
Hyperbaric	965	`	199	1,164	917	`	486	1,403
Service and spares	894	—	156	1,050	772	—	106	878

Total	4,922	1,618	2,218	8,758	4,186	1,052	897	6,135

Company total	$5,336	$10,573	$9,456	$25,365	$4,836	$3,512	$11,093	$19,441

          Sales for the first half of fiscal 2011 were $25,365,000 as compared to $19,441,000 for the first half of fiscal 2010, an increase of $5,924,000 or 30.5%. As the table indicates, significant increases were realized in the U.S. Government and Domestic markets offset in part in by a decline in International sales.
Domestic Sales
          Domestic sales in the first half of fiscal 2011 were $5,336,000 as compared to $4,836,000 in the first half of fiscal 2010, an increase of $500,000 or 10.3%, reflecting a significant increase in the sterilizer product line (up $1,058,000) of our Control Systems Group, partially offset by declines in most other product areas. Domestic sales represented 21.0% of the Company’s total sales in the first half of fiscal 2011, as compared to 24.9% for the first half of fiscal 2010.
U.S. Government Sales
          U.S. Government sales in the first half of fiscal 2011 were $10,573,000 as compared to $3,512,000 in the first half of fiscal 2010, an increase of $7,061,000 or 201.1%, and represented 41.7% of total sales in the first half of fiscal 2011 versus 18.1% for the first half of fiscal 2010. This increase is the result of sales of the Company’s Pilot Training Systems products under contracts from the U.S. Navy for a research disorientation trainer and the U.S. Air Force to provide a high performance training and research human centrifuge and a suite of altitude chambers.
International Sales
          For the first half of fiscal 2011, international sales (which include sales made by the Company’s foreign subsidiaries) were $9,456,000 as compared to $11,093,000 in the first half of fiscal 2010, a decrease of $1,637,000 or 14.8%, and represented 37.3% of total sales, as compared to 57.0% in the first half of fiscal 2010. International performance reflected lower simulation sales (down $2,492,000) primarily for a contract in the Middle East which was completed in fiscal 2010. For the first half of fiscal 2011, there were sales to the Korean government for $7,847,000. For the first half of fiscal 2010, there were sales to or relating to governments or commercial accounts in Saudi Arabia of $6,666,000.
Gross Profit
          Gross profit for the first half of fiscal 2011 was $9,924,000 as compared to $9,383,000 in the first half of fiscal 2010, an increase of $541,000 or 5.8%. As a percentage of sales, gross profit for the first half of fiscal 2011 was 39.1% compared to 48.3% for the same period a year ago. The gross margin dollar increase followed the sales increase in both governmental and domestic sales, and was partially offset by the reduction in higher margin international sales. The 9.2 percentage point reduction in the gross margin rate as a percentage of sales primarily reflected reductions in the ATS and simulation product areas.

Selling and Marketing Expenses
          Selling and marketing expenses for the first half of fiscal 2011 were $2,122,000 as compared to $2,524,000 in the first half of fiscal 2010, a decrease of $402,000 or 15.9%. This decrease primarily reflected reduced bid and proposal expenses and reduced commissions on the shift in sales mix in the first half of fiscal 2011 to U.S. Government sales.
General and Administrative Expenses
          General and administrative expenses for the first half of fiscal 2011 were $3,086,000 as compared to $3,170,000 in the first half of fiscal 2010, a decrease of $84,000 or 2.6%.
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $564,000 for the first half of fiscal 2011 as compared to $455,000 for the first half of fiscal 2010. The first half of fiscal 2010 reflected higher grant funds from the Turkish Government. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Loss on Extinguishment of Debt
          In the first half of fiscal 2010, the Company recorded a loss on extinguishment of debt (the Subordinated Note) of $224,000, which represented the unamortized portion of the debt discount that was recorded at the issuance of this instrument. This charge resulted from the exchange of subordinated debt for preferred stock under the Lenfest Financing Transaction which was completed in July 2009. See Note 6 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Interest Expense
          Interest expense for the first half of fiscal 2011 was $417,000 as compared to $866,000 for the first half of fiscal 2010, representing a decrease of $449,000 or 51.9%, reflecting reduced bank borrowing and the July 2009 exchange of the Subordinated Note for preferred stock.
Other Expense, Net
          Other expense, net, was $128,000 for the first half of fiscal 2011 versus $121,000 for the first half of fiscal 2010. These expenses consist primarily of bank and letter of credit fees as well as foreign currency exchange gains or losses.
Income Taxes
          Due to the utilization of net operating loss carry forwards available the Company did not record a provision for income taxes in the first half of fiscal 2011 or 2010.
          The Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards. As of August 27, 2010, the Company had approximately $34 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.
Liquidity and Capital Resources
          The Company’s liquidity position and borrowing availability improved significantly during the first half of fiscal 2011. Cash flow from operating activities was $5,720,000. Working capital (current assets less current liabilities) was $15,991,000 and the Company’s current ratio (current assets divided by current liabilities) was 2.20. The Company repaid over $1 million under its line of credit agreement and repurchased $1,500,000 of Series E Preferred Stock from Lenfest. This positive performance primarily reflected the net income in the period and milestone payment collections under long term contracts.
          The Company believes that it will have adequate cash from operations and existing credit facilities, including the $20 million PNC Line of Credit and the $7.5 Lenfest Credit Facility, to allow it to effectively and efficiently execute the requirements of its contracts. As of August 27, 2010, the Company had not utilized any of the $7.5 million available funding under the Lenfest Credit Facility.

          As of August 27, 2010, the Company’s availability under the Amended and Restated PNC Credit Agreement was approximately $9,964,000. This reflected cash borrowings of $8,477,000 and outstanding letters of credit of approximately $1,559,000.
          The schedule below presents the Company’s available borrowings under its existing credit facilities (amounts in thousands):

	Total	Amount	Amount	Total	Amount	Amount
	Facility	Utilized	Available	Facility	Utilized	Available
Credit facility*	As of August 27, 2010:			As of February 26, 2010:

PNC line of credit	$20,000	$10,036	$9,964	$20,000	$11,128	$8,872
Lenfest credit line	7,500	—	7,500	7,500	—	7,500
Dedicated line of credit	5,422	5,422	—	5,422	5,422	—

Total	$32,922	$15,458	$17,464	$32,922	$16,550	$16,372

*	See Note 6 — Long-tem Debt and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Net cash provided by operating activities:
          Cash provided by operations is the result of income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.
          During the first half of fiscal 2011, we generated $5,720,000 of cash from operating activities versus $537,000 for the first half of fiscal 2010, an improvement of $5,183,000. Cash generated in the current period primarily reflected significantly improved operating results, customer progress payments under long-term POC contracts, and non-cash expenses of depreciation and amortization. These items were offset in part by a decrease in costs in excess of billings and a reduction in billings in excess of costs under long-term POC contracts as well as an increase in prepaid commissions resulting from payments received under POC contracts which have not been recognized as revenue.
Net cash used for investing activities:
          Cash used for investing activities primarily relates to funds used for capital expenditures in property and equipment. These uses of cash are offset by sales and borrowings under our credit facilities. The Company’s investing activities used $958,000 in the first half of fiscal 2011 and consisted primarily of costs for the continued construction activities and the manufacturing of demonstration simulators for our NASTAR Center coupled with higher software enhancements for our Advanced Tactical Fighter Systems technology.
Net cash used for financing activities:
          The Company’s financing activities used $6,681,000 of cash during the first half of fiscal 2011. This primarily reflected the repayments under the Company’s bank line, the funding a secured letter of credit for a performance guarantee and the repurchase of $1,500,000 of Series E Preferred Stock from and payments of Series D and E Preferred Stock dividends to Lenfest.
Outlook
          We expect to use our cash, cash equivalents and credit facilities for working capital and general corporate purposes, products, product rights, technologies, property, plant and equipment, the payment of contractual obligations (including scheduled interest payments on our credit facilities and dividends on our preferred stock), the potential acquisition of businesses, and/or the purchase, redemption or retirement of our credit facilities and preferred stock. We expect that net sales of our currently marketed products should allow us to continue to generate positive operating cash flow in fiscal 2011.

Backlog
          Below is a breakdown of the Company’s August 27, 2010 and February 26, 2010 sales backlog (amounts in thousands except percentages):

August 27, 2010	Business segment:
Geographic area:	TSG	CSG	Total	%

Domestic	$993	$4,747	$5,740	4.7%
US Government	40,959	36,744	77,703	63.6
International	33,036	5,632	38,668	31.7

Total	$74,988	$47,123	$122,111	100.0%

% of total	61.4%	38.6%	100.0%

February 26, 2010	Business segment:
Geographic area:	TSG	CSG	Total	%

Domestic	$210	$3,772	$3,982	4.1%
US Government	49,111	48	49,159	50.8
International	36,244	7,579	43,823	45.1

Total	$85,565	$11,399	$96,964	100.0%

% of total	88.2%	11.8%	100.0%

          Our sales backlog at August 27, 2010 and February 26, 2010, for work to be performed and revenue to be recognized under written agreements after such dates, was $122,111,000 and $96,964,000, respectively. Of the August 27, 2010 sales backlog, approximately $29,640,000 represents one international contract for multiple aircrew training simulators. Approximately 98% of the U.S. Government backlog represents three contracts.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Mends International, Ltd.
          On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. On July 1, 2010, the International Court of Arbitration issued a Partial Final Award which was within the scope of the Company’s reserve and which did not have a material adverse effect on the Company’s financial condition or results of operations. Additionally, the International Court of Arbitration may make an additional award to allocate the costs of the arbitration (including attorneys’ fees) between the parties. It is not expected that any additional award, if any, will have a material adverse effect on the Company’s financial position or results of operation.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.
Item 6. Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated July 6, 2009, and are incorporated herein by reference.

3.3	Registrant’s amended and restated By-Laws were filed as Exhibit 3.1 to Registrant’s Form 8-K dated July 28, 2010, and are incorporated herein by reference.

10.1	Amendment to Loan Documents dated as of May 7, 2010, between the Registrant, H.F. Lenfest and PNC Bank, National Association was filed on June 1, 2010 as Exhibit 1.1 to Form 8-K and is incorporated by reference.

10.2	Amendment to Loan Documents dated as of June 2, 2010 between the Registrant and PNC Bank, National Association was filed on July 12, 2010 as Exhibit 10.2 to Form 10-Q and is incorporated herein by reference.

10.3	Amendment to Loan Documents dated as of August 18, 2010 between the Registrant and PNC Bank, National Association was filed on August 20, 2010 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

31.1	Certification dated October 6, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated October 6, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated October 6, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)
Date: October 6, 2010	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2010	By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer (Principal Financial and Accounting Officer)