Form 10-Q
period 2010-11-26
ENVIRONMENTAL TECTONICS CORP
filed 2011-01-10
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined on Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 5, 2011, there were 9,093,712 shares of the registrant’s common stock issued and outstanding.

          When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Income Statements

(unaudited)
(in thousands, except share and per share information)

	Thirteen week		Thirty-nine week
	periods ended		periods ended
	November 26,	November 27, 2009	November 26,	November 27, 2009
	2010	(restated)	2010	(restated)
Net sales	$16,148	$10,974	$41,513	$30,415
Cost of goods sold	10,058	6,530	25,499	16,588

Gross profit	6,090	4,444	16,014	13,827

Operating expenses:
Selling and marketing	1,302	1,323	3,424	3,847
General and administrative	2,068	1,582	5,154	4,752
Research and development	108	(201)	672	254

	3,478	2,704	9,250	8,853

Operating income	2,612	1,740	6,764	4,974

Other expenses:
Interest expense	205	164	622	1,030
Loss on extinguishment of debt	—	91	—	315
Other, net	85	121	213	242

	290	376	835	1,587

Income before income taxes	2,322	1,364	5,929	3,387
Income tax benefit	—	2,606	—	2,606

Net income	2,322	3,970	5,929	5,993
Income (loss) attributable to the noncontrolling interest	6	(8)	11	(4)

Net income attributable to Environmental Tectonics Corporation	2,316	3,978	5,918	5,997

Preferred stock dividend	(558)	(594)	(1,703)	(1,289)

Income applicable to common shareholders	$1,758	$3,384	$4,215	$4,708

Per share information:

Basic earnings per common share:

Distributed earnings per share:
Common	$—	$—	$—	$—

Preferred	$0.05	$0.05	$0.15	$0.17

Undistributed earnings per share:
Common	$0.09	$0.16	$0.20	$0.28

Preferred	$0.09	$0.16	$0.20	$0.28

Diluted earnings per common share	$0.08	$0.16	$0.20	$0.28

Basic weighted average common shares:
Common shares	9,092,000	9,071,000	9,089,000	9,066,000
Participating Preferred shares	11,368,000	12,043,000	11,506,000	7,484,000

Total number of shares	20,460,000	21,114,000	20,595,000	16,550,000

Diluted weighted average common shares:
Basic common shares	20,460,000	21,114,000	20,595,000	16,550,000
Dilutive effect of stock warrants and options	381,000	187,000	359,000	205,000

Total number of shares	20,841,000	21,301,000	20,954,000	16,755,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets

(unaudited)
(in thousands, except share information)

	November 26,	February 26,
	2010	2010
ASSETS
Cash and cash equivalents	$1,356	$2,408
Restricted cash	5,478	2,751
Accounts receivable, net	10,018	17,356
Costs and estimated earnings in excess of billings on uncompleted contracts	8,600	3,576
Inventories, net	3,330	5,114
Deferred tax assets, current	5,951	4,983
Prepaid expenses and other current assets	2,165	545

Total current assets	36,898	36,733

Property, plant and equipment, at cost, net	13,213	13,643
Construction in progress	248	316
Software development costs, net	878	691
Other assets	137	346

Total assets	$51,374	$51,729

LIABILITIES
Current portion of long-term debt	$68	$285
Accounts payable — trade	4,464	1,783
Billings in excess of costs and estimated earnings on uncompleted contracts	3,899	13,944
Customer deposits	1,745	1,799
Accrued interest and dividends	691	782
Other accrued liabilities	2,623	2,814

Total current liabilities	13,490	21,407

Long-term obligations, less current portion:
Credit facility payable to bank	13,182	9,808
Other long-term debt	—	12

	13,182	9,820

Deferred tax liabilities	3,856	3,066

Unearned interest	12	22

Total liabilities	30,540	34,315

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Cumulative convertible participating preferred stock, Series D, $.05 par value, 11,000 shares authorized; 386 and 155 shares outstanding at November 26, 2010 and February 26, 2010	386	155
Cumulative convertible participating preferred stock, Series E, $.05 par value, 25,000 shares authorized; 22,241 and 23,741 shares outstanding at November 26, 2010 and February 26, 2010	22,241	23,741
Common stock, $.05 par value, 50,000,000 shares authorized; 9,093,712 and 9,083,573 shares issued and outstanding at November 26, 2010 and February 26, 2010	454	454
Additional paid-in capital	12,450	14,050
Accumulated other comprehensive loss	(72)	(431)
Accumulated deficit	(14,674)	(20,593)

Total stockholders’ equity before noncontrolling interest	20,785	17,376

Noncontrolling interest	49	38

Total stockholders’ equity	20,834	17,414

Total liabilities and stockholders’ equity	$51,374	$51,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Thirty-nine week
	periods ended
	November 26,	November 27,
	2010	2009
Cash flows from operating activities:
Net income attributable to Environmental Tectonics Corporation	$5,918	$5,997
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,109	1,458
Decrease in valuation allowance for deferred tax assets	(2,456)	(2,606)
Loss on extinguishment of debt	—	315
Accretion of debt discount	165	225
Increase in allowances for accounts receivable and inventories, net	252	497
Stock compensation expense	73	—
Changes in operating assets and liabilities:
Accounts receivable	7,334	(4,141)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,358)	(2,010)
Inventories	1,536	840
Prepaid expenses and other assets	(1,576)	48
Deferred tax assets, net	2,278	—
Accounts payable	2,681	128
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,045)	159
Customer deposits	(54)	(233)
Accrued interest and dividends	(91)	—
Other accrued liabilities	(189)	488

Net cash provided by operating activities	2,577	1,165

Cash flows from investing activities:
Acquisition of equipment	(990)	(1,337)
Capitalized software development costs	(474)	(279)

Net cash used in investing activities	(1,464)	(1,616)

Cash flows from financing activities:
Borrowings under line of credit, net	3,374	1,333
Repurchase of preferred stock, Series E	(1,500)	—
Issuance of preferred stock, Series D	231	—
Issuance of common stock	30	1
Preferred stock dividends	(1,703)	(374)
(Payments) borrowings of other debt obligations	(229)	140
(Increase) decrease in restricted cash for performance guarantee	(2,727)	1,436

Net cash (used in) provided by financing activities	(2,524)	2,536

Effect of exchange rate changes on cash	359	368

Net decrease in cash	(1,052)	2,453
Cash at beginning of period	2,408	520

Cash at end of period	$1,356	$2,973

Supplemental schedule of cash flow information:
Interest paid	$309	$364
Income taxes paid	256	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on preferred stock	$559	$319
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
          During the thirty-nine week periods ended November 26, 2010 and November 27, 2009, the Company reclassified $666 and $2,939 from property, plant and equipment to inventory, respectively. See Note 4 — Inventories.
The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements
1. Restatement of Previously Filed Financial Statements
          On November 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management reached November 23, 2010, that the Company’s consolidated financial statements for the fiscal year ended February 26, 2010 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010, and the consolidated interim financial statements for the periods ended August 28, 2009, November 27, 2009, May 28, 2010, and August 27, 2010, contained in the Company’s Quarterly Reports on Form 10-Q for these periods, each as filed with the Securities and Exchange Commission (collectively, the “Reports”), should be restated to correct errors relating to the calculation and presentation of the Company’s earnings per share in accordance with United States generally accepted accounting principles, and, as a result, could not be relied upon. Specifically, the Company did not reflect the participating features of its Series D Preferred Stock and Series E Preferred Stock when calculating and presenting its earnings per share in the financial statements contained in the Reports.
     As a result of an error in the calculation of its earnings per share, the Company has restated in this Form 10-Q its earnings per share calculation for the thirteen and thirty-nine week periods ended November 27, 2009. See Note 3 — Earnings Per Share. This restatement has a material impact on earnings per share, but no effect on the Company’s total assets, total liabilities, and no impact on the Company’s operating results, including sales and net income, as set forth in the condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
          Nature of Business
          ETC was incorporated in 1969 in Pennsylvania. For over forty years, the Company has provided its customers with products, service and support. Innovation, continuous technological improvement and enhancement, and product quality are core values and critical to the Company’s success. The Company is a significant supplier and innovator in the following product areas: (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; (3) steam and gas sterilization; (4) testing and simulation devices for the automotive industry; (5) hyperbaric and hypobaric chambers; and (6) driving and disaster simulation systems.
          The Company operates in two business segments — Training Services Group (“TSG”) and Control Systems Group (“CSG”). Its core technologies in TSG include the design, manufacture and sale of the following products and services: (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; and (3) driving and disaster simulation systems. Core technologies in CSG include the following: (1) steam and gas sterilization; (2) testing and simulation devices for the automotive industry; and (3) hyperbaric and hypobaric chambers. Product categories included in TSG are Authentic Tactical Fighting Systems (ATFS), Aircrew Training Systems (ATS) and disaster management systems. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          References to fiscal third quarter 2011 are references to the thirteen week period ended November 26, 2010. References to fiscal third quarter 2010 are references to the thirteen week period ended November 27, 2009. References to the first nine months of fiscal 2011 are references to the thirty-nine week period ended November 26, 2010. References to the first nine months of fiscal 2010 are references to the thirty-nine week period ended November 27, 2009.
          Significant Accounting Policies
          There have been no material changes in the Company’s significant accounting policies during fiscal 2011 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010.
          Recent Accounting Pronouncements
          In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company has evaluated this standard and determined that it did not have a material impact on its financial position and results of operations.
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
          In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17, updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition in which arrangements include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases or a specific result. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company has evaluated its current contracts which include milestone clauses and determined that the percentage of completion method of revenue recognition is the appropriate method to apply when accounting for these contracts. However, the Company will continue to apply this standard to new contracts and to evaluate the potential impact on its financial position and results of operations.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
3. Earnings Per Common Share
          The Company has restated its earnings per common share for the thirteen and thirty-nine week periods ended November 27, 2009 to apply the two-class method for computing and presenting earnings per share.
          The Company currently has one class of common stock (the “Common Stock”) and two classes of cumulative participating preferred stock, Series D and Series E (the “Preferred Stock”). Under its terms, the Preferred Stock is entitled to participate in any cash dividends on a one-for-one basis for the equivalent converted common shares if the Preferred Stock were to be converted by the holder as of the dividend record date. Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share — basic. In the prior issuance of earnings, the Company incorrectly applied the if-converted method.
          The two-class computation method for each period segregates earnings per share into two categories: distributed earnings per share (i.e., the Preferred Stock stated dividend) and undistributed earnings per share, which allocates earnings after subtracting the Preferred Stock dividend to the total of weighted average common shares outstanding plus equivalent converted common shares related to the Preferred Stock. Basic earning per common share excludes the effect of common stock equivalents, and is computed using the two-class computation method.
          Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share continues to be computed using the if-converted method. Diluted earnings per common share assumes the exercise of stock warrants and stock options using the treasury stock method. If the effect of the conversion of any financial instruments would be anti-dilutive, it is excluded from the diluted earnings per share calculation.
          At November 26, 2010, there was $22,627,000 of cumulative convertible participating preferred stock. These instruments were convertible at exercise prices of:
•	Series D Preferred Stock of $55,000 at $0.94 per share, equating to 58,511 shares of common stock, issued in April 2009;

•	Series D Preferred Stock of $100,000 at $1.11 per share, equating to 90,090 shares of common stock, issued in July 2009;

•	Series D Preferred Stock of $231,000 at $3.02 per share, equating to 76,490 shares of common stock, issued in August 2010;

•	Series E Preferred Stock of $22,241,000 at $2.00 per share, equating to 11,120,500 shares of common stock, issued in July 2009.
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
          The weighted average number of common shares related to the participating preferred stock for the thirty-nine weeks ended November 27, 2009 includes the effect of the Series B and Series C Participating Preferred Stock, which were exchanged and retired in the July 2009 Lenfest Financing Transaction. (See Note 6 — Long-Term Obligations and Credit Arrangements). These shares were:
•	Series B Preferred Stock of $3,000,000 at $4.95 per share, equating to 606,061 shares of common stock, issued in April 2006;

•	Series B Preferred Stock of $3,000,000 at $6.68 per share, equating to 449,102 shares of common stock, issued in July 2006;

•	Series C Preferred Stock of $3,300,000 at $3.03 per share, equating to 1,089,109 shares of common stock, issued in August 2007.
          On February 20, 2009, in connection with the issuance of a $2,000,000 promissory note, the Company issued to H.F Lenfest, a major shareholder and a member of the Company’s Board of Directors (“Lenfest”) warrants to purchase 143,885 shares of the Company’s common stock at $1.39 per share. Additionally, on July 2, 2009, in consideration of an increase of the guarantee on the PNC line of credit, the Company issued to Lenfest warrants to purchase 450,450 shares of the Company’s common stock at $1.11 per share. (See Note 6 — Long-Term Obligations and Credit Arrangements.)

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          On November 26, 2010 and November 27, 2009, respectively, there were options to purchase the Company’s common stock totaling 156,185 and 157,652 shares at an average price of $6.06 and $5.90 per share. Given the conversion price of these common stock options, these shares were excluded from the calculation of diluted earnings per share since the effect of their conversion would be anti-dilutive.
          The effect of the restated earnings per share for the thirteen and thirty-nine week periods ended November 27, 2009 is as follows:

	Thirteen week		Thirty-nine week
	periods ended		periods ended
	November 27,	November 27, 2009		November 27, 2009
	2009	(as originally	November 27, 2009	(as originally
	(restated)	reported)	(restated)	reported)
	(amounts in thousands except share and per share information)
Earnings per share:
Basic earnings per share:
Net income attributable to Environmental Tectonics Corporation	$3,978	$3,978	$5,997	$5,997
Less preferred stock dividends	(594)	(594)	(1,289)	(1,289)

Income applicable to common shareholders	$3,384	$3,384	$4,708	$4,708

Basic earnings per share:
Common weighted average number of shares	9,071,000	9,071,000	9,066,000	9,066,000
Participating preferred weighted average number of common shares	12,043,000	—	7,484,000	—

Total weighted average number of shares	21,114,000	9,071,000	16,550,000	9,066,000

Distributed earnings per share:
Common	$—	$—	$—	$—

Preferred	$0.05	$—	$0.17	$—

Undistributed earnings per share:
Common	$0.16	$0.37	$0.28	$0.52

Preferred	$0.16	$—	$0.28	$—

Diluted earnings per share:
Total weighted average number of shares	21,114,000	9,071,000	16,550,000	9,066,000
Dilutive effect of preferred stock	—	12,019,000	—	12,019,000
Dilutive effect of stock options and stock warrants	187,000	187,000	205,000	205,000

Total diluted weighted average number of shares	21,301,000	21,277,000	16,755,000	21,290,000

Diluted earnings per share	$0.16	$0.19	$0.28	$0.28

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
4. Inventories
          Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	November 26,	February 26,
	2010	2010
	(unaudited)
	(in thousands)

Raw materials	$—	$—
Work in process	2,995	4,764
Finished goods	335	350

Total	$3,330	$5,114

          Inventory is presented net of an allowance for obsolescence of $1,267,000 (Raw material $110,000 and Work in process $1,157,000) and $2,345,000 (Raw material $138,000, Work in process $1,506,000 and Finished goods $701,000) at November 26, 2010 and February 26, 2010, respectively. During the thirteen week period ended November 26, 2010, the Company disposed of $1,327,000 of obsolete inventory, which had been fully reserved.
          In accordance with United States generally accepted accounting principles including ASC 730-10-25, Research and Development, ASC 720-15-20 and 25, Other Expenses and Start Up Activities, and ASC 605-35-25 Revenue Recognition, the Company capitalizes into property, plant and equipment the costs of training and demonstration technology and equipment. Upon receipt of a contract which will utilize these costs or equipment, these costs will be transferred to inventory or operations (as manufacturing costs). During the thirty-nine week periods ended November 26, 2010 and November 27, 2009, the Company reclassified $666,000 and $2,939,000, respectively, from property, plant and equipment to inventory, a portion of which was subsequently charged to contract costs, to meet obligations under certain sales contracts.
5. Accounts Receivable
          The components of accounts receivable are as follows:

	November 26,	February 26,
	2010	2010
	(unaudited)
	(in thousands)

U.S. government	$7,165	$438
U.S. commercial	2,049	1,403
International	1,224	15,930

	10,438	17,771
Less: allowance for doubtful accounts	(420)	(415)

	$10,018	$17,356

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
6. Long-Term Obligations and Credit Arrangements
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
          In connection with the execution of the amended and restated agreements and note with PNC, ETC paid to Lenfest an origination fee of 100 shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”), which is equal to one percent (1%) of the market value of the $10,000,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank. The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100,000 in the aggregate. These shares of Series D Preferred Stock have a conversion price per share equal to $0.94, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of such shares. Additionally, ETC will pay Lenfest annual interest equal to 2% of the amount of the Lenfest Pledge, payable in Series D Preferred Stock. On October 6, 2010, the Company issued to Lenfest 231 shares of Series D Preferred Stock with a stated value of $1,000 in payment of $231,000 of interest due under Lenfest Pledge agreement for the period July 2, 2009 through August 27, 2010. The 231 shares of have a conversion price per shared equal to $3.02, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of such shares, and would convert into 76,490 shares of ETC common stock.
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
          Pursuant to the original agreement with PNC Bank, amounts borrowed under the Amended and Restated PNC Credit Agreement could be borrowed, repaid and reborrowed from time to time until June 30, 2010. Borrowings made pursuant to the Amended and Restated PNC Credit Agreement bear interest at either the prime rate (as described in the promissory note executed pursuant to the Amended and Restated PNC Credit Agreement) plus 0.50 percentage points or the London Interbank Offered Rate (“LIBOR”) (as described in the Promissory Note) plus 2.50 percentage points. Additionally, ETC is obligated to pay a fee of 0.125% per year for unused but available funds under the line of credit.
Amendments to the Credit Agreement
          On October 1, 2009, the Amended and Restated PNC Credit Agreement was amended to extend the maturity date to June 30, 2011. Additionally, the affirmative covenants were adjusted. The Consolidated Tangible Net Worth covenant was modified to reflect the impact on the Company’s balance sheet of the Lenfest Financing Transaction. Effective with each fiscal quarter ending after October 1, 2009, the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000,000. The EBITDA covenant was changed for fiscal periods beginning after December 1, 2009. Beginning with the first fiscal quarter ending after December 1, 2009, and for each fiscal quarter ending thereafter, the Company must maintain a minimum cumulative aggregate EBITDA (earnings before interest, taxes, depreciation and amortization) of $4,000,000 for the fiscal quarter then ending and the three preceding fiscal quarters. The Company is in compliance with its covenants to PNC Bank as of November 26, 2010.
          On August 18, 2010, the 2007 PNC Credit Facility was amended a second time to extend the maturity date from June 30, 2011 to June 30, 2013.
          As of November 26, 2010, the Company’s availability under the Amended and Restated PNC Credit Agreement was approximately $5,687,000. This reflected cash borrowings of $12,977,000 and outstanding letters of credit of approximately $1,336,000.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
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
Lenfest Credit Facility
          As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500,000 with Lenfest (the “Lenfest Credit Facility”) to be used to finance certain government projects that ETC has been awarded. The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”). In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500,000 (the “Lenfest Credit Facility Note”) based on the amount borrowed by the Company pursuant to the Lenfest Credit Agreement. Each Lenfest Credit Facility Note issued under the Lenfest Credit Facility will accrue interest at the rate of 10% per annum, payable in cash or, at the option of Lenfest, in shares of Series D Preferred Stock of the Company, as described below. The Lenfest Credit Facility expires on December 31, 2012. As of November 26, 2010, the Company had not utilized any of the $7.5 million available funding under this facility.
ETC-PZL Project Financing
          In September 2009, ETC-PZL, located in Warsaw, Poland, entered into a project financing agreement with a Warsaw bank to fund a research and development contract with the Polish government. The amount of this facility is $604,000 and it is being repaid in eight quarterly installments of approximately $70,000 which commenced in September 2009. This facility will expire in September 2011. Use of this line of credit is restricted to funding contract requirements under a specific research and development contract with the Polish government.
Lenfest Financing Transaction
          On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”), which was approved by shareholders on July 2, 2009, with Lenfest, a major shareholder and member of our Board of Directors, that provided for the following: (i) a $7,500,000 credit facility provided by Lenfest to ETC, which expires on December 31, 2012; (ii) exchange of a $10 million Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the Company’s existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          Preferred Stock
          The Company has two classes of Cumulative Convertible Participating Preferred Stock: Series D (11,000 shares authorized) and Series E (25,000 shares authorized) (together, the “Preferred Stock”). The Preferred Stock has a par value of $0.05 per share and a stated value of $1,000.00 per share. The Preferred Stock is entitled to receive cumulative dividends at the rate of 10% per year in preference to the holders of the Company’s common stock with respect to dividends. These dividends are payable only upon a liquidation event or when otherwise declared by the Board of Directors of the Company. The Company cannot declare or pay any dividends on its common stock until the dividends on the Preferred Stock have been paid. The Preferred Stock holders are entitled to receive any dividends paid with respect to the common stock on an “as-converted” basis. The Preferred Stock may be converted by the holder at any time and from time to time into the Company’s common stock by dividing the stated value of the Preferred Stock by the conversion price established at the time of issuance (see Series D and Series E below). Upon a liquidation event, the holders of the Preferred Stock would be entitled to participate in any proceeds in preference to any common stock holders. The Preferred Stock would also participate in any liquidation event with the common stock holders on an “as-converted” basis. The Preferred Stock conversion price is subject to adjustment for certain transactions including stock splits and issuance of equity securities below the conversion prices.
          Issuances of the Preferred Stock are as follows:
          Series D Preferred Stock
          On April 24, 2009, the Company paid to Lenfest an origination fee of 1% of the committed amount of the Lenfest Credit Facility. The value of the origination fee was $55,000. The origination fee was paid in 55 shares of Series D Preferred Stock having a conversion price of $0.94 per share, which price equaled the average closing price of ETC’s common stock during the 120 days prior to the issuance of such shares and would convert into 58,511 shares of ETC’s common stock.
          In connection with the execution of the 2009 PNC Financing Documents, ETC paid to Lenfest an origination fee of 100 shares of Series D Preferred Stock, which is equal to one percent (1%) of the market value of the $10,000,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank. The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100,000 in the aggregate. These shares of Series D Preferred Stock have a conversion price per share equal to $1.11, which price equaled the average closing price of ETC’s common stock during the 120 days prior to the issuance of such shares and would convert into 90,090 shares of ETC’s comment stock.
          On October 6, 2010, the Company issued to Lenfest 231 shares of Series D Preferred Stock with a stated value of $1,000 in payment of $231,000 of interest due under Lenfest Pledge Agreement for the period July 2, 2009 through August 27, 2010. The 231 shares have a conversion price per share equal to $3.02, which price equaled the average closing price of ETC’s common stock during the 120 days prior to the issuance of such shares, and would convert into 76,490 shares of ETC common stock.
          As of November 26, 2010, the Series D Preferred Stock totaled $386,000 and was convertible into 225,091 shares of the Company’s common stock. The Company has paid all Series D Preferred Stock dividends accruing through November 26, 2010.
          Series E Preferred Stock
          In July 2009, the Company issued 23,741 shares of Series E Preferred Stock to Lenfest in connection with the Series E Exchange transaction. The shares of Series E Preferred Stock are convertible to common stock at a conversion price per share equal to $2.00 and would convert into 11,870,500 shares of ETC common stock.
          During the first nine months of fiscal 2011, the Company repurchased and retired $1,500,000 (1,500 shares) of Series E Preferred Stock from Lenfest.
          As of November 26, 2010, the Series E Preferred Stock totaled $22,241,000 and was convertible into 11,120,321 shares of the Company’s common stock. The Company has paid all Series E Preferred Stock dividends accruing through November 26, 2010.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          Common Stock Warrants
          In February 2009, in connection with a $2 million loan made by Lenfest to the Company, the Company issued to Lenfest warrants to purchase 143,885 shares of ETC common stock, which shares were in equal in value to 10% of the $2 million note. The warrants are exercisable for seven years following issuance at an exercise price of $1.39, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of the warrant.
          In July 2009, in consideration of Lenfest entering into the Amended and Restated Guaranty, ETC issued to Lenfest warrants to purchase 450,450 shares of ETC common stock, which shares were equal in value to ten percent (10%) of the amount of the $5,000,000 increase under the 2007 PNC Bank Credit Facility. The warrants are exercisable for seven years following issuance at an exercise price per share equal to $1.11, which price equaled the average closing price of ETC common stock during the 120 days prior to the issuance of the warrant.
          On January 4, 2011, the Company entered into amendments to each of the warrants issued to Lenfest pursuant to which Lenfest agreed to remove a provision in each of the warrants which provided anti-dilution protection in the event the Company issued securities at a price below the exercise price set forth in the warrants.
          Long-term obligations at November 26, 2010 and February 26, 2010 consist of the following:

	November 26,	February 26,
	2010	2010
	(amounts in thousands)
Note payable to bank	$12,977	$9,600
ETC-PZL project financing	273	486
Automobile loan	—	7

Total debt obligations	13,250	10,093
Less current maturities	68	285

Long-term obligations, net of current maturities	$13,182	$9,808

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
The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The Company’s financial liabilities that are accounted for at cost and the fair value of these instruments is calculated on a recurring basis using the discounted cash flow methodology which is summarized below:

	Fair Value Measurement at
		November 26, 2010 using:
Liabilities	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Credit facility payable to bank	$—	$—	$12,994	$12,994
ETC-PZL contract financing	—	—	263	263

Total	$—	$—	$13,257	$13,257

		Fair Value Measurement at
		February 26, 2010 using:
Liabilities	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Credit facility payable to bank	$—	$—	$10,551	$10,551
ETC-PZL contract financing	—	—	453	453
Interest rate swap agreements	—	85	—	85

Total	$—	$85	$11,004	$11,089

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
          The Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards. As of November 26, 2010, the Company had approximately $34.0 million of federal net loss carry forwards available to offset future income tax liabilities, which begin to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.
          As a result of the Company’s analysis, no provision for income taxes was recorded in the Consolidated Income Statements for the thirteen and thirty-nine week periods ended November 26, 2010. For the thirteen week period ended November 27, 2009, the Company recorded an income tax benefit of $2,606,000.
          During the fiscal years ended February 26, 2010 and February 27, 2009, the Company did not have any unrecognized tax benefits and accordingly did not recognize interest expense or penalties related to unrecognized tax benefits. The Company is no longer subject to U.S. federal tax examinations by tax authorities for the fiscal years before 2007. The Company’s foreign subsidiary ETC-PZL located in Warsaw, Poland is no longer subject to examination for periods prior to December 31, 2005.
          The tax effects of the primary components of the temporary differences are as follows:

	November 26,	February 26,
	2010	2010
	(amounts in thousands)
Deferred tax assets:
Net operating loss and credits	$14,421	$15,607
Vacation reserve	80	80
Inventory reserve	476	880
Receivable reserve	158	156
Warranty reserve	117	117
Compensation and other reserves	111	32
Other, net	96	74

	15,459	16,946
Valuation Allowance	(9,508)	(11,963)

Total current deferred tax asset	5,951	4,983

Deferred tax liabilities:
Amortization of capitalized software	403	350
Depreciation	3,453	2,716

Total non-current deferred tax liability	3,856	3,066

Net deferred tax asset	$2,095	$1,917

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
9. Commitments and Contingencies
Mends International, Ltd.
          On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”) (the “First Arbitration”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends pursuant to which Mends purchased aeromedical equipment for sale to the Nigerian Air Force (the “Contract”). Mends sought monetary damages based on the Company’s alleged breach of the Contract. On July 1, 2010 and October 18, 2010, the International Court of Arbitration issued a Partial Final Award and an Award on Costs which have been fully accrued and did not have a material adverse effect on the Company’s financial condition or results of operations.
          In September 2010, a second arbitration involving ETC and Mends was heard by the International Court of Arbitration. In the second arbitration, the Company alleged the breach of a separate contract between the parties and sought monetary damages. This second arbitration, the award in which is expected in the coming months, may affect the ultimate payment due in the above-referenced First Arbitration. With respect to the second arbitration, it is not expected that any award adverse to the Company would have a material effect on the Company’s financial position or results of operations.
Administrative Agreement with U.S. Navy
          In 2007, the Company entered into a settlement agreement with the Department of the Navy to resolve litigation filed by the Company in May 2003 in connection with a contract for submarine rescue decompression chambers. As of May 14, 2008, the Company made all payments required under this settlement agreement and transferred the chambers to the Department of the Navy. From October 2, 2007 through December 12, 2007, the Company was suspended by the Department of the Navy from soliciting work for the federal government pursuant to the Federal Acquisition Regulation. However, effective December 12, 2007, the Department of the Navy lifted the Company’s suspension pursuant to the execution by the Company and the Department of the Navy of an Administrative Agreement. In accordance with the Administrative Agreement, the Company has established and implemented a program of compliance reviews, audits and reports. The Administrative Agreement expired on December 13, 2010.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
10. Segment Information (unaudited)
          We operate in two business segments — Training Services Group (“TSG”) and Control Systems Group (“CSG”). Our core technologies in TSG include the design, manufacture and sale of the following products and services: (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; and (3) driving and disaster simulation systems. Our core technologies in CSG include the following: (1) steam and gas sterilization; (2) testing and simulation devices for the automotive industry; and (3) hyperbaric and hypobaric chambers. Product categories included in TSG are Authentic Tactical Fighting Systems (ATFS), Aircrew Training Systems (ATS) and disaster management systems. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support.

	Training Services	Control Systems		Company
	Group (TSG)	Group (CSG)	Corporate	Total
	(amounts in thousands)
Thirteen week period ended November 26, 2010:
Net sales	$11,334	$4,814	$—	$16,148
Interest expense	127	78	—	205
Depreciation and amortization	261	121	—	382
Operating income (loss)	2,506	1,009	(903)	2,612
Income tax benefit	—	—	—	—
Identifiable assets	25,009	6,333	20,032	51,374
Expenditures for segment assets	315	147	44	506

Thirteen week period ended November 27, 2009:
Net sales	$5,720	$5,254	$—	$10,974
Interest expense	252	(88)	—	164
Depreciation and amortization	178	261	—	439
Operating income (loss)	1,123	938	(321)	1,740
Income tax benefit	—	—	—	—
Identifiable assets	11,797	6,094	29,125	47,016
Expenditures for segment assets	460	179	—	639

	Thirteen week	Thirteen week
Reconciliation to consolidated net	period ended	period ended
income attributable to Environmental	November 26,	November 27,
Tectonics Corporation:	2010:	2009
Operating income	$2,612	$1,740
Interest expense	(205)	(164)
Other, net	(85)	(121)
Loss on extinguishment of debt	—	(91)
Income tax benefit	—	2,606
Gain (loss) attributable to noncontrolling interest	6	(8)

Net income attributable to Environmental Tectonics Corporation	$2,316	$3,978

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued

	Training Services	Control Systems		Company
	Group (TSG)	Group (CSG)	Corporate	Total
	(amounts in thousands)
Thirty-nine week period ended November 26, 2010:
Net sales	$27,941	$13,572	$—	$41,513
Interest expense	444	178	—	622
Depreciation and amortization	758	351	—	1,109
Operating income (loss)	5,288	2,932	(1,456)	6,764
Income tax benefit	—	—	—	—
Identifiable assets	25,009	6,333	20,032	51,374
Expenditures for segment assets	889	347	228	1,464

Thirty-nine week period ended November 27, 2009:
Net sales	$19,026	$11,389	$—	$30,415
Interest expense	679	351	—	1,030
Depreciation and amortization	710	748	—	1,458
Operating income (loss)	4,955	1,084	(1,065)	4,974
Income tax benefit	—	—	—	—
Identifiable assets	11,797	6,094	29,125	47,016
Expenditures for segment assets	871	466	—	1,337

	Thirty-nine week	Thirty-nine week
Reconciliation to consolidated net	period ended	period ended
income attributable to Environmental	November 26,	November 27,
Tectonics Corporation:	2010:	2009:
Operating income	$6,764	$4,974
Interest expense	(622)	(1,030)
Other, net	(213)	(242)
Loss on extinguishment of debt	—	(315)
Income tax benefit	—	2,606
Gain (loss) attributable to noncontrolling interest	11	(4)

Net income attributable to Environmental Tectonics Corporation	$5,918	$5,997

Concentration of Sales Greater than 10%
          Approximately $6.5 million (40.4%) of sales in the thirteen weeks ended November 26, 2010 were made to the U.S. Government under three contracts. Approximately $5.1 million (31.4%) of sales in the thirteen weeks ended November 26, 2010 were made to one international customer. Approximately $3.9 million (35.5%) in the thirteen weeks ended November 27, 2009 were made to three customers: one domestic sterilizer customer, the U.S. Government for an ATS product, and one international simulation customer.
          Included in the segment information for the thirteen weeks ended November 26, 2010 are international sales (which include sales made by the Company’s foreign subsidiaries) of $5,851,000, approximately $5.1 million of which consisted of sales to the South Korean government. For the thirteen week period ended November 27, 2009, there were international sales of $4,261,000, including sales to or relating to government or commercial accounts in Saudi Arabia of $1,864,000 and South Korea of $948,000.
          Approximately $16.7 million (40.3%) of sales in the first nine months of fiscal 2011 were made to the U.S. Government under three contracts. Approximately $12.9 million (31.1%) of sales in the first nine months of fiscal 2011 were made to one international customer. Approximately 39% of sales totaling $11,782,000 in the first nine months of fiscal 2010 were made to the U.S. Government and two international customers.
          Included in the segment information for the first nine months of fiscal 2011 are international sales (which include sales made by the Company’s foreign subsidiaries) of $15,307,000, approximately $12.9 million of which consisted of sales to the South Korean government. For the first nine months of fiscal 2010, there were international sales of $15,354,000, including sales to or relating to government or commercial accounts in Saudi Arabia of $8,530,000.

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
11. Subsequent Event
          On January 4, 2011, the Company entered into amendments to each of the warrants issued to Lenfest pursuant to which Lenfest agreed to remove a provision in each of the warrants which provided anti-dilution protection in the event the Company issued securities at a price below the exercise price set forth in the warrants. See Note 6 Long-Term Obligations and Credit Arrangements.

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
          These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future financial performance by the Company, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended February 26, 2010, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
          The Company cautions that the foregoing list of factors that could affect forward-looking statements by ETC is not exclusive. Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.
          As stated previously, in this report all references to “ETC,” “the Company,” “we,” “us,” or “our,” mean Environmental Tectonics Corporation and its subsidiaries.
          References to fiscal third quarter 2011 are references to the thirteen week period ended November 26, 2010. References to fiscal third quarter 2010 are references to the thirteen week period ended November 27, 2009. References to the first nine months of fiscal 2011 are references to the thirty-nine week period ended November 26, 2010. References to the first nine months of fiscal 2010 are references to the thirty-nine week period ended November 27, 2009. References to fiscal 2011 or the 2011 fiscal year are references to the fifty-two week period through February 25, 2011. References to fiscal 2010 or the 2010 fiscal year are references to the fifty-two week period which ended February 26, 2010.

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
          We operate in two business segments — Training Services Group (“TSG”) and Control Systems Group (“CSG”). Our core technologies in TSG include the design, manufacture and sale of the following products and services: (1) software driven products and services used to create and monitor the physiological effects of flight; (2) high performance jet tactical flight simulation; and (3) driving and disaster simulation systems. Our core technologies in CSG include the following: (1) steam and gas sterilization; (2) testing and simulation devices for the automotive industry; and (3) hyperbaric and hypobaric chambers. Product categories included in TSG are Authentic Tactical Fighting Systems (ATFS), Aircrew Training Systems (ATS) and disaster management systems. CSG includes sterilizers, environmental control devices and hyperbaric chambers along with parts and service support. Revenue and other financial information regarding our segments may be found in Note 10 — Business Segment Information of the Notes to the Condensed Consolidated Financial Statements.
          The following factors had an impact on our financial performance, cash flow and financial position for the first nine months of fiscal 2011 which ended November 26, 2010:
•	Increased production under U.S. Government contracts
     The Base Realignment and Closure (BRAC) Act passed in 2005 by Congress mandated base closures and consolidations through all U.S. defense services. As a result of BRAC, in the past two years we have been awarded three major contracts for pilot training. Our fiscal 2011 opening backlog of firm orders included approximately $48 million for two contracts, one from the U.S. Navy for a research disorientation trainer and one from the U.S. Air Force to provide a high performance training and research human centrifuge. On June 12, 2010, we were awarded an additional $38.3 million contract by the U. S. Air Force to provide a suite of altitude chambers. As a result of engineering and production activity on these three contracts, sales to the U.S. Government increased by approximately $11.7 million (or almost 200%) during the first nine months of fiscal 2011 versus the first nine months of fiscal 2010. Although at the current time we have a significant sales backlog with the U.S. Government for equipment being procured under the BRAC Act, it should not be assumed that any additional contracts will be awarded to us at the same rate in the future.
•	Exchange of long term debt, establishment of additional facility, and increase in bank line
     We believe that we have adequate cash availability, both from operations and under our loan agreements, to efficiently produce and fulfill delivery obligations under our large multi-year contracts. These contracts require significant cash outlays for materials during certain phases of production. Additionally, as our backlog and performance have grown, cash requirements for general operations have expanded.
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
•	Impact of net operating loss carryforwards and tax asset valuation allowance
     Prior to fiscal 2010, we experienced significant operating losses. Over these periods, we accumulated a deferred tax asset which can be utilized to offset future income tax liabilities. In previous years (years prior to fiscal 2010), we established a full valuation reserve on our deferred tax asset because of the recurring losses sustained by the Company. Subsequently, the Company’s profitability and sales backlog has, after analysis, led to a partial release of the valuation reserve. The impact on operations and financial performance since fiscal 2009 has been twofold. First, we have been able to offset income tax expense on income by realizing a portion of our deferred tax assets via reductions in the tax asset valuation allowance. Secondly, we have been able to conserve cash by not actually paying significant income taxes to the Internal Revenue Service and state taxing authorities that would be required to be paid absent the deferred tax assets.

     During the first nine months of fiscal 2011, our income tax liability was offset by a corresponding reduction in our deferred tax asset valuation allowance. Valuation allowances are reviewed each fiscal period to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset. As of November 26, 2010, the Company had approximately $34 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025.
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
     During the past two fiscal years we have been successful in utilizing the NASTAR Center for research, space training and as a showroom to market our Authentic Tactical Fighting System technology. We feel that demonstrating tactical flight simulation in our NASTAR Center has been and will continue to be instrumental to obtaining significant orders for our Aircrew Training Systems products.
     Going forward, we are hopeful for expanded research in two applications: (a) research related to the commercialization of suborbital flight, and (b) research aimed at examining the effectiveness of using centrifuge based simulation for Upset Recovery Training (“URT”) for commercial airline pilots.
     Suborbital flight: The Federal Aviation Administration currently regulates commercial flight. However, flights into very high altitudes require additional and different pilot training. The physiology of flight into very high altitudes is significantly different than that experienced during existing commercial flight. Thus, its impact on passengers must be evaluated. Research is required to develop flight crew standards and to evaluate human factors as ordinary citizens experience physical stresses.
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
     We have dedicated significant funds and management attention toward the marketing of our ATFS line of products. This effort includes engineering costs to improve the technical abilities of the ATFS products. Going forward, we expect to continue significant spending for these efforts.
          Critical Accounting Policies
          The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s condensed financial statements. Significant estimates are made for revenue recognition under the percentage of completion method, allowance for doubtful accounts, inventories and computer software costs. Actual results may differ from these estimates under different assumptions or conditions.
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

Results of Operations
Thirteen week period ended November 26, 2010 compared to the thirteen week period ended November 27, 2009
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
		Thirteen week
	Thirteen week	period ended
	period ended	November 27,
	November 26,	2009	Variance	Variance
	2010	(restated)	$	%
	(amounts in thousands)		( ) =Unfavorable

Sales:
Domestic	$3,419	$4,392	$(973)	(22.2)%
US Government	6,878	2,321	4,557	196.3
International	5,851	4,261	1,590	37.3

Total sales	16,148	10,974	5,174	47.1

Gross profit	6,090	4,444	1,646	37.0

Selling and marketing expenses	1,302	1,323	21	1.6
General and administrative expenses	2,068	1,582	(486)	(30.7)
Research and development expenses	108	(201)	(309)	(153.7)

Operating income	2,612	1,740	872	50.1
Interest expense, net	205	164	(41)	(25.0)
Other expense, net	85	121	36	29.8
Loss on extinguishment of debt	—	91	91	100.0
Income taxes	—	(2,606)	(2,606)	(100.0)
Gain (loss) attributable to the noncontrolling interest	6	(8)	(14)	175.0

Net income attributable to Environmental Tectonics Corporation	2,316	3,978	$(1,662)	(41.8)
Preferred stock dividend	(558)	(594)	36	6.0

Income applicable to common shareholders	$1,758	$3,384	$(1,626)	(48.0)

Per share information:
Basic earnings per common share:
Distributed earnings per share:
Common	$—	$—

Preferred	$0.05	$0.05

Undistributed earnings per share:
Common	$0.09	$0.16

Preferred	$0.09	$0.16

Diluted earnings per common share	$0.08	$0.16

          The Company had net income attributable to ETC of $2,316,000 or $0.08 per share (diluted) during the third quarter of fiscal 2011, compared to net income of $3,978,000 or $0.16 per share (diluted) for the third quarter of fiscal 2010, representing a decrease of $1,662,000 or 41.8%. This decrease reflected a significant increase in operating income which was completely offset by a credit for income tax expense recorded in the prior period.

Sales
     The following schedule presents the Company’s sales by segment, business unit and geographic area:

	(amounts in thousands)
	Thirteen week period ended				Thirteen week period ended
	November 26, 2010				November 27, 2009
			Inter-				Inter-
	Domestic	USG	national	Total	Domestic	USG	national	Total

Segment sales:
Training Services Group:
Pilot Training Services	$38	$6,066	$4,606	$10,710	$—	$1,912	$2,290	$4,202
Simulation	447	—	64	511	122	—	1,209	1,331
ETC-PZL and other	118	—	(5)	113	—	—	187	187

Total	$603	$6,066	$4,665	$11,334	$122	$1,912	$3,686	$5,720

Control Systems Group:
Environmental	$337	$812	$829	$1,978	$142	$409	$88	$639
Sterilizers	1,930	—	—	1,930	2,499	—	14	2,513
Hyperbaric	9	—	333	342	983	`	450	1,433
Service and spares	540	—	24	564	646	—	23	669

Total	2,816	812	1,186	4,814	4,270	409	575	5,254

Company total	$3,419	$6,878	$5,851	$16,148	$4,392	$2,321	$4,261	$10,974

          Sales for the third quarter of fiscal 2011 were $16,148,000 as compared to $10,974,000 for the third quarter of fiscal 2010, an increase of $5,174,000 or 47.1%. As the table indicates, the increase represents a significant increase in U.S. Government sales, an increase in international sales, and a decline in domestic sales.
Domestic Sales
          Domestic sales in the third quarter of fiscal 2011 were $3,419,000 as compared to $4,392,000 in the third quarter of fiscal 2010, a decrease of $973,000 or 22.2%, reflecting decreases in the sterilizer and hyperbaric lines. Sterilizer sales were down slightly in the current period reflecting the production flow on contracts for large sterilizers and corresponding revenue recognition under percentage of completion accounting. The domestic hyperbaric market for monoplace chambers has been materially impacted by the economic downturn and capital funding restrictions in the health care industry. Domestic sales represented 21.1% of the Company’s total sales in the third quarter of fiscal 2011, as compared to 40.0% for the third quarter of fiscal 2010.
U.S. Government Sales
          U.S. Government sales in the third quarter of fiscal 2011 were $6,878,000 as compared to $2,321,000 in the third quarter of fiscal 2010, an increase of $4,557,000 or 196.3%, and represented 42.6% of total sales in the third quarter of fiscal 2011 versus 21.2% for the third quarter of fiscal 2010. This increase was the result of sales under a contract from the U.S. Navy for a research disorientation trainer and two contracts from the U.S. Air Force to provide high performance training and research human centrifuge and a suite of research altitude chambers.
International Sales
          For the third quarter of fiscal 2011, international sales (which include sales made by the Company’s foreign subsidiaries) were $5,851,000 as compared to $4,261,000 in the third quarter of fiscal 2010, an increase of $1,590,000 or 37.3%, and represented 36.3% of total sales, as compared to 38.8% in the third quarter of fiscal 2010. The favorable sales performance reflected contract work for multiple training equipment for a major aeromedical center. A partial offset was lower simulation sales primarily for a contract in the Middle East which was completed in fiscal 2010. For the thirteen week period ended November 26, 2010, there were sales to the South Korean government of $5,065,000. For the thirteen week period ended November 27, 2009, there were sales to or relating to governments or commercial accounts in Saudi Arabia of $1,864,000 and South Korea of $948,000.
Gross Profit
          Gross profit for the third quarter of fiscal 2011 was $6,090,000 as compared to $4,444,000 in the third quarter of fiscal 2010, an increase of $1,646,000 or 37.0%. As a percentage of sales, gross profit for the third quarter of fiscal 2011 was 37.7% compared to 40.5% for the same period a year ago. The gross margin dollar increase reflected the higher sales level while the gross margin rate as a percentage of sales decrease of 2.8 percentage points reflected a higher concentration of U.S. Government contract work compared to higher margin international sales in the prior period.

Selling and Marketing Expenses
          Selling and marketing expenses for the third quarter of fiscal 2011 were $1,302,000 as compared to $1,323,000 in the third quarter of fiscal 2010, a decrease of $21,000 or 1.6%. The reduction primarily reflected reduced bid and proposal expenses in the current period.
General and Administrative Expenses
          General and administrative expenses for the third quarter of fiscal 2011 were $2,068,000 as compared to $1,582,000 in the third quarter of fiscal 2010, an increase of $486,000 or 30.7%. The increase reflected primarily an accrual for an arbitration award (see Note 9 — Commitments and Contingencies).
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $108,000 for the third quarter of fiscal 2011, as compared to a net credit of $201,000 for the third quarter of fiscal 2010, reflecting the timing of reimbursements under grants from the Turkish Government. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Loss on Extinguishment of Debt
          In the third quarter of fiscal 2010, the Company recorded a loss on extinguishment of debt (the Subordinated Note) of $91,000, which represented the unamortized portion of a debt discount on a $2 million loan that was repaid in September 2009. See Note 6 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Interest Expense
          Interest expense for the third quarter of fiscal 2011 was $205,000 as compared to $164,000 for the third quarter of fiscal 2010, representing an increase of $41,000 or 25.0%. The increase reflected higher interest payments on higher borrowings coupled with lower interest income on invested funds.
Other Expense, Net
          Other expense, net, was $85,000 for the third quarter of fiscal 2011 versus $121,000 for the third quarter of fiscal 2010. The reduction reflected lower foreign currency exchange losses.
Income Taxes
          The Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards.
          As of November 26, 2010, the income in both the fiscal third quarter of 2011 and 2010 resulted in an income tax expense. However, this expense was offset by a credit from a tax asset valuation allowance established in prior periods. Additionally, in the third quarter of fiscal 2010 the Company adjusted the tax asset valuation allowance to reflect the expected future realization of a portion of its net operating loss carryforwards.
          As of November 26, 2010, the Company had approximately $33.5 million of federal net loss carry forwards available to offset future income tax liabilities. These federal net loss carry forwards begin to expire beginning in the year 2025. Additionally, as of the same period the Company had approximately $9.5 million of tax asset valuation allowance to offset future income tax expense. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Results of Operations
Thirty-nine week period ended November 26, 2010 compared to the thirty-nine week period ended November 27, 2009
          We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
		Thirty-nine
	Thirty-nine	week period
	week period	ended
	ended	November 27,
	November 26,	2009	Variance	Variance
	2010	(restated)	$	%
	(amounts in thousands)		( ) =Unfavorable

Sales:
Domestic	$8,755	$9,228	$(473)	(5.1)%
US Government	17,451	5,833	11,618	199.2
International	15,307	15,354	(47)	(0.3)

Total sales	41,513	30,415	11,098	36.5

Gross profit	16,014	13,827	2,187	15.8

Selling and marketing expenses	3,424	3,847	423	11.0
General and administrative expenses	5,154	4,752	(402)	(8.5)
Research and development expenses	672	254	(418)	(164.6)

Operating income	6,764	4,974	1,790	36.0
Interest expense, net	622	1,030	408	39.6
Other expense, net	213	242	29	12.0
Loss on extinguishment of debt	—	315	315	100.0
Income tax benefit	—	(2,606)	(2,606)	(100.0)
Gain (loss) attributable to the noncontrolling interest	11	(4)	(15)	(375.0)

Net income attributable to Environmental Tectonics Corporation	5,918	5,997	(79)	(1.3)
Preferred stock dividend	(1,703)	(1,289)	(414)	(32.1)

Income applicable to common shareholders	$4,215	$4,708	$(493)	(10.5)

Per share information:
Basic earnings per common share:
Distributed earnings per share:
Common	$—	$—

Preferred	$0.15	$0.17

Undistributed earnings per share:
Common	$0.20	$0.28

Preferred	$0.20	$0.28

Diluted earnings per common share	$0.20	$0.28

Net Income
          The Company had a net income attributable to ETC of $5,918,000 or $0.20 per share (diluted) during the first nine months of fiscal 2011, compared to net income of $5,997,000 or $0.28 per share (diluted), for the first nine months of fiscal 2010, representing a decrease of $79,000 or 1.3%. This decrease reflected a significant increase in operating income coupled with lower interest expense, both of which were completely offset by a credit for income tax expense recorded in the prior period.

Sales
          The following schedule presents the Company’s sales by segment, business unit and geographic area:

	(amounts in thousands)
	Thirty-nine week period ended				Thirty-nine week period ended
	November 26, 2010				November 27, 2009
			Inter-				Inter-
Segment sales:	Domestic	USG	national	Total	Domestic	USG	national	Total

Training Services Group:
Pilot Training Services	$98	$15,021	$11,207	$26,326	$71	$4,372	$9,276	$13,719
Simulation	674	—	325	999	407	—	3,962	4,369
ETC-PZL and other	245	—	371	616	294	—	644	938

Total	$1,017	$15,021	$11,903	$27,941	$772	$4,372	$13,882	$19,026

Control Systems Group:
Environmental	$558	$2,430	$2,692	$5,680	$855	$1,461	$393	$2,709
Sterilizers	4,772	—	—	4,772	4,283	—	14	4,297
Hyperbaric	974	—	532	1,506	1,900	`	936	2,836
Service and spares	1,434	—	180	1,614	1,418	—	129	1,547

Total	7,738	2,430	3,404	13,572	8,456	1,461	1,472	11,389

Company total	$8,755	$17,451	$15,307	$41,513	$9,228	$5,833	$15,354	$30,415

          Sales for the first nine months of fiscal 2011 were $41,513,000 as compared to $30,415,000 for the first nine months of fiscal 2010, representing an increase of $11,098,000 or 36.5%. As the table indicates, a significant increase in U.S. Government sales was partially offset by declines domestically and in the international market.
Domestic Sales
          Domestic sales in the first nine months of fiscal 2011 were $8,755,000, as compared to $9,228,000 in the first nine months of fiscal 2010, a decrease of $473,000 or 5.1%, reflecting a significant decrease in the hyperbaric line which was offset in part by additional sterilizer sales. Sterilizer sales increased in the current period due to the production flow on contracts for large sterilizers and corresponding revenue recognition under percentage of completion accounting. The domestic hyperbaric market for monoplace chambers has been materially impacted by the economic downturn and capital funding restrictions in the health care industry. Domestic sales represented 21.1% of the Company’s total sales in the first nine months of fiscal 2011, as compared to 30.3% for the first nine months of fiscal 2010.
U.S. Government Sales
          U.S. Government sales in the first nine months of fiscal 2011 were $17,451,000, as compared to $5,833,000 in the first nine months of fiscal 2010, an increase of $11,618,000 or 199.2%, and represented 42.0% of total sales in the first nine months of fiscal 2011 versus 19.2% for the first nine months of fiscal 2010. This increase was the result of sales under a contract from the U.S. Navy for a research disorientation trainer, and two contracts from the U.S. Air Force to provide high performance training and research human centrifuge and a suite of altitude chambers.
International Sales
          For the first nine months of fiscal 2011, international sales (which include sales made by the Company’s foreign subsidiaries) were $15,307,000, as compared to $15,354,000 in the first nine months of fiscal 2010, a decrease of $47,000 or 0.3%, and represented 36.9% of total sales, as compared to 50.5% in the first nine months of fiscal 2010. The decrease reflected lower simulation sales primarily for a contract in the Middle East which was completed in fiscal 2010. Acting as a partial offset was contract work for multiple training equipment for a major aeromedical center. For the first nine months of fiscal 2011, there were sales to the South Korean government for $12,913,000. For the first nine months of fiscal 2010, there were sales to or relating to governments or commercial accounts in Saudi Arabia of $8,530,000.
Gross Profit
          Gross profit for the first nine months of fiscal 2011 was $16,014,000, as compared to $13,827,000 in the first nine months of fiscal 2010, an increase of $2,187,000 or 15.8%. As a percentage of sales, gross profit for the first nine months of fiscal 2011 was 38.6% compared to 45.5% for the same period a year ago. Both the gross margin dollar increase and the lower rate as a percentage of sales resulted from a higher concentration of lower margin U. S. Government sales.

Selling and Marketing Expenses
          Selling and marketing expenses for the first nine months of fiscal 2011 were $3,424,000, as compared to $3,847,000 in the first nine months of fiscal 2010, a decrease of $423,000 or 11.0%. This decrease primarily reflected reduced bid and proposal expenses and reduced commissions on the mix shift in sales in the first nine months of fiscal 2011 to U.S. Government sales.
General and Administrative Expenses
          General and administrative expenses for the first nine months of fiscal 2011 were $5,154,000, as compared to $4,752,000 in the first nine months of fiscal 2010, an increase of $402,000 or 8.5%. The increase reflected primarily an accrual for an arbitration (see Note 9 — Commitments and Contingencies), and increased incentive expense on the favorable operating results.
Research and Development Expenses
          Research and development expenses, which are charged to operations as incurred, were $672,000 for the first nine months of fiscal 2011, as compared to $254,000 for the first nine months of fiscal 2010, an increase of $418,000 or 164.6%. The comparison reflects the netting of reimbursements from the Turkish Government which were higher in the first nine months of fiscal 2010. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.
Loss on Extinguishment of Debt
          During the first nine months of fiscal 2010, the Company recorded a loss on extinguishment of debt as a result of two transactions. In July 2009, the Company’s Subordinated Note was exchanged for preferred stock under the Lenfest Financing Transaction, resulting in a charge of $224,000, which represented the unamortized portion of the debt discount that was recorded at the issuance of this instrument. Additionally, a charge of $91,000 resulted from the unamortized portion of the debt discount on a $2 million note which was repaid on September 1, 2009. See Note 6 — Long-term Obligations and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Interest Expense
          Interest expense for the first nine months of fiscal 2011 was $622,000, as compared to $1,030,000 for the first nine months of fiscal 2010, representing a decrease of $408,000 or 39.6%, reflecting reduced bank borrowing and the impact on interest expense of the July 2009 exchange of the Subordinated Note for preferred stock.
Other Expense, Net
          Other expense, net, was $213,000 for the first nine months of fiscal 2011, versus $242,000 for the first nine months of fiscal 2010. The reduction reflected reduced foreign currency losses partially offset by higher letter of credit fees.
Income Taxes
          The Company has reviewed the components of its deferred tax asset and has determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of a portion of its deferred tax assets relating primarily to its net operating loss carryforwards.
          During the first nine months of both fiscal 2011 and 2010, the income in both periods resulted in an income tax expense. However, this expense was offset in both periods by a credit from a tax valuation allowance established in prior periods. Additionally, in the third quarter of fiscal 2010 the Company adjusted the tax valuation allowance to reflect the expected future realization of a portion of its net operating loss carryforwards.
          As of November 26, 2010, the Company had approximately $33.5 million of federal net loss carry forwards available to offset future income tax liabilities. These federal net loss carry forwards begin to expire beginning in the year 2025. Additionally, as of the same period the Company had approximately $9.5 million or tax valuation allowance to offset future income tax expense. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.
Liquidity and Capital Resources
          The Company’s liquidity position and borrowing availability improved significantly during the first nine months of fiscal 2011. Cash flow from operating activities was $2,577,000. Working capital (current assets less current liabilities) was $23,408,000, and the Company’s current ratio (current assets divided by current liabilities) was 2.74. During the period, the Company repurchased $1,500,000 of Series E Preferred Stock from Lenfest.
          Prior to fiscal 2010, we experienced significant operating losses. Over these periods, we accumulated a deferred tax asset which can be utilized to offset future income tax payments. As of November 26, 2010, the Company had approximately $34 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025.
          The Company believes that it will have adequate cash from operations and existing credit facilities, including the $20 million PNC Line of Credit and the $7.5 million Lenfest Credit Facility, to allow it to effectively and efficiently operate its business and fulfill requirements of our contracts. As of November 26, 2010, the Company had availability of approximately $5.7 million under the PNC Line of Credit and $7.5 million under the Lenfest credit facility.
          The schedule below presents the Company’s available borrowings under its existing credit facilities (amounts in thousands):

	Total	Amount	Amount	Total	Amount	Amount
	Facility	Utilized	Available	Facility	Utilized	Available
Credit facility*	As of November 26, 2010:			As of February 26, 2010:
PNC line of credit	$20,000	$14,313	$5,687	$20,000	$11,128	$8,872
Lenfest credit line	7,500	—	7,500	7,500	—	7,500
Dedicated line of credit	5,422	5,422	—	5,422	5,422	—

Total	$32,922	$19,735	$13,187	$32,922	$16,550	$16,372

*	See Note 6 — Long-tem Debt and Credit Arrangements in the accompanying Notes to the Condensed Consolidated Financial Statements.
Net cash provided by operating activities:
          Cash provided by operations is the result of income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.
          During the first nine months of fiscal 2011, we generated $2,577,000 of cash from operating activities, versus $1,165,000 for the first nine months of fiscal 2010, an improvement of $1,412,000. Cash generated in the current period primarily reflected significantly improved operating results, customer progress payments under long-term POC contracts, and non-cash expenses of depreciation and amortization. These items were offset in part by a decrease in costs in excess of billings and a reduction in billings in excess of costs primarily related to the timing of payments and production costs under contract work for multiple training equipment for a major aeromedical center.
Net cash used for investing activities:
          Cash used for investing activities primarily relates to funds used for capital expenditures in property and equipment. These uses of cash are offset by sales and borrowings under our credit facilities. The Company’s investing activities used $1,464,000 in the first nine months of fiscal 2011 and consisted primarily of costs for the continued construction activities and the manufacturing of demonstration simulators for our NASTAR Center, coupled with higher software enhancements for our Advanced Tactical Fighter Systems technology.
Net cash used for financing activities:
          The Company’s financing activities used $2,524,000 of cash during the first nine months of fiscal 2011. This primarily reflected the cash funding a secured letter of credit for a performance guarantee, and the repurchase of $1,500,000 of Series E Preferred Stock from, and payments of Series D and E Preferred Stock dividends, to H.F. Lenfest.
Outlook
          We expect to use our cash, cash equivalents and credit facilities for working capital and general corporate purposes, products, product rights, technologies, property, plant and equipment, the payment of contractual obligations (including scheduled interest payments on our credit facilities and dividends on our preferred stock), the potential acquisition of businesses, and/or the purchase, redemption or retirement of our credit facilities and preferred stock. We expect that net sales of our currently marketed products should allow us to continue to generate positive operating cash flow for the remainder of fiscal 2011.

Backlog
          Below is a breakdown of the Company’s November 26, 2010 and February 26, 2010 sales backlog (amounts in thousands except percentages):

November 26, 2010	Business segment:
Geographic area:	TSG	CSG	Total	%

Domestic	$989	$7,910	$8,899	7.8%
US Government	35,846	35,932	71,778	63.0
International	28,824	4,521	33,345	29.2

Total	$65,659	$48,363	$114,022	100.0%

% of total	57.6%	42.4%	100.0%

February 26, 2010	Business segment:
Geographic area:	TSG	CSG	Total	%

Domestic	$210	$3,772	$3,982	4.1%
US Government	49,111	48	49,159	50.8
International	36,244	7,579	43,823	45.1

Total	$85,565	$11,399	$96,964	100.0%

% of total	88.2%	11.8%	100.0%

          Our sales backlog at November 26, 2010 and February 26, 2010, for work to be performed and revenue to be recognized under written agreements after such dates, was $114,022,000 and $96,964,000, respectively. Of the November 26, 2010 sales backlog, approximately $24,576,000 represents one international contract for multiple aircrew training simulators. Approximately 97% of the U.S. Government backlog represents three contracts.
          The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Item 4. Controls and Procedures
          Evaluation of Disclosure Control and Procedures
          As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. A controls system cannot provide absolute assurances, however, that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on that evaluation, and solely as a result of the material weaknesses in internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that ETC’s disclosure controls and procedures were ineffective as of the end of the period covered by this Report.
          Material Weaknesses in Internal Control Over Financial Reporting
          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management has concluded that the following material weaknesses existed at November 26, 2010:
          First, with respect to ETC’s Form 10-K for the period ended February 26, 2010, management performed and completed its annual report on internal control over financial reporting but failed to include the report in ETC’s Form 10-K. The failure to include the report in the Company’s Form 10-K was the result of an administrative error made during the preparation and filing of the Form 10-K. This report will be included in an amended Form 10-K to be filed by the Company.
          Second, management determined that certain errors were made relating to the calculation and presentation of the Company’s earnings per share in accordance with United States generally accepted accounting principles. Specifically, the Company did not reflect the participating features of its Series D Preferred Stock and Series E Preferred Stock when calculating its earnings per share in financial statements for certain prior periods. See Note 1 — Restatement of Previously Filed Financial Statements.
          Remediation Efforts
          ETC’s remediation efforts, as outlined below, were designed to address the material weaknesses identified by management and to strengthen the Company’s internal control over financial reporting.
          Upon identifying the issues described above, the Company implemented the following procedural remediation steps to address the material weaknesses described above and to improve its internal control over financial reporting:
•	Company management will prepare, publish and enforce a detailed reporting schedule which will allow adequate time for proper review by a newly formed compliance disclosure committee. This committee will include Company accounting personnel, the Company’s General Counsel and the Company’s key operations personnel. The role of this committee will be to assure that all public filings have been reviewed for regulatory compliance and adequate disclosure and that all suggested revisions have been properly incorporated;
•	Company management will review all procedural controls to ensure that (1) all process participants clearly understand their respective individual roles and the overall control environment, and (2) downstream controls and other checks and balances in the control environment are functioning adequately; and
•	if appropriate, for specific non-routine complex accounting transactions, management will engage a separate accounting firm to support management in accounting for these transactions.
          These remediation efforts have been initiated.
          Changes in Internal Control Over Financial Reporting
          Other than the changes noted above related to the Company’s remediation efforts with respect to the material weaknesses it identified, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Mends International, Ltd.
          On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”) (the “First Arbitration”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends pursuant to which Mends purchased aeromedical equipment for sale to the Nigerian Air Force (the “Contract”). Mends sought monetary damages based on the Company’s alleged breach of the Contract. On July 1, 2010 and October 18, 2010, the International Court of Arbitration issued a Partial Final Award and an Award on Costs which have been fully accrued and did not have a material adverse effect on the Company’s financial condition or results of operations.
          In September 2010, a second arbitration involving ETC and Mends was heard by the International Court of Arbitration. In the second arbitration, the Company alleged the breach of a separate contract between the parties and sought monetary damages. This second arbitration, the award in which is expected in the coming months, may affect the ultimate payment due in the above-referenced First Arbitration. With respect to the second arbitration, it is not expected that any award adverse to the Company would have a material effect on the Company’s financial position or results of operations.
Administrative Agreement with U.S. Navy
          In 2007, the Company entered into a settlement agreement with the Department of the Navy to resolve litigation filed by the Company in May 2003 in connection with a contract for submarine rescue decompression chambers. As of May 14, 2008, the Company made all payments required under this settlement agreement and transferred the chambers to the Department of the Navy. From October 2, 2007 through December 12, 2007, the Company was suspended by the Department of the Navy from soliciting work for the federal government pursuant to the Federal Acquisition Regulation. However, effective December 12, 2007, the Department of the Navy lifted the Company’s suspension pursuant to the execution by the Company and the Department of the Navy of an Administrative Agreement. In accordance with the Administrative Agreement, the Company has established and implemented a program of compliance reviews, audits and reports. The Administrative Agreement expired on December 13, 2010.
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

Item 1A. Risk Factors.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
None.
Item 6. Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.1 to Registrant’s Form 8-K dated July 28, 2010, and are incorporated herein by reference.

10.1	Amendment to Loan Documents dated as of May 7, 2010, between the Registrant, H.F. Lenfest and PNC Bank, National Association was filed on June 1, 2010 as Exhibit 1.1 to Form 8-K and is incorporated by reference.

10.2	Amendment to Loan Documents dated as of June 2, 2010 between the Registrant and PNC Bank, National Association was filed on July 12, 2010 as Exhibit 10.2 to Form 10-Q and is incorporated herein by reference.

10.3	Amendment to Loan Documents dated as of August 18, 2010 between the Registrant and PNC Bank, National Association was filed on August 20, 2010 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.4	Amendment to Common Stock Warrant issued to H.F. Lenfest on April 23, 2009, executed January 4, 2011, between the Registrant and H.F. Lenfest, was filed on January 7, 2011 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.5	Amendment to Stock Purchase Warrant issued to H.F. Lenfest on July 2, 2009, executed January 4, 2011, between the Registrant and H.F. Lenfest, was filed on January 7, 2011 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.6	Secured Credit Facility and Warrant Purchase Agreement, dated April 24, 2009, between Registrant and H.F. Lenfest, was filed on November 24, 2010 as Exhibit 10.1 to Form 8-K/A and is incorporated herein by reference.

31.1	Certification dated January 10, 2011 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated January 10, 2011 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated January 10, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: January 10, 2011	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief Executive Officer (Principal Executive Officer)

Date: January 10, 2011	By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer (Principal Financial and Accounting Officer)