Form 10-K/A
period 2010-02-26
ENVIRONMENTAL TECTONICS CORP
filed 2011-03-15
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)

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

Common Stock, par value $.05 per share
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted, pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ENVIRONMENTAL TECTONICS CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED
FEBRUARY 26, 2010
TABLE OF CONTENTS

EXPLANATORY NOTE	(ii)
PART I	1
Item 1. Business	1
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	13
Item 2. Properties	13
Item 3. Legal Proceedings	14
PART II	15
Item 4. Market for the Registrant’s Common Stock and Related Security Holder Matters and Issuer Purchases of Equity Securities	15
Item 5. Selected Financial Data	15
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7. Financial Statements and Supplementary Data	15
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 8T. Controls and Procedures	16
PART III	18
Item 9. Directors and Executive Officers of the Registrant	18
Item 10. Executive Compensation	22
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 12. Certain Relationships and Related Transactions and Director Independence	29
Item 13. Principal Accountant Fees and Services	35
PART IV	36
Item 14. Exhibits and Financial Statement Schedules	36
SIGNATURES	39
EXHIBIT INDEX	40
EXHIBIT 13	1
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Report of Independent Registered Public Accounting Firm	14
Consolidated Balance Sheets	15
Consolidated Statements of Operations	16
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)	17
Consolidated Statements of Cash Flows	18
Notes to the Consolidated Financial Statements	19
     When used in this Annual Report on Form 10-K/A, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation.

(i)

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended February 26, 2010 as originally filed with the Securities and Exchange Commission on May 27, 2010 (the “Original Filing”).
     This Amendment is being filed in response to comments provided in a series of letters from the staff of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of the Company’s Original Filing (the “Comment Letters”).
     This Amendment incorporates the changes that were included in the Company’s responses to the Comment Letters. All other information in the Original Filing not specifically changed in this Amendment remains unchanged from the Original Filing.
     The most significant changes in the Amendment are as follows:
1.	The inclusion in Item 8T, Controls and Procedures, of a complete and properly worded disclosure pursuant to Items 307 and 308T of Regulation S-K of the SEC; and

2.	A restatement of the Company’s earnings per share on the consolidated statement of operations for fiscal years 2009 and 2010 to correct an error in the method of calculating the participating feature of its preferred stock in the basic earning per share calculation. Please refer to the Company’s Current Report on Form 8-K filed on November 30, 2010, for a further explanation of this restatement.
     Except as noted herein, this Amendment does not reflect events which have occurred subsequent to the filing of the Original Filing.
     This Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing. These subsequent filings are as follows:
1.	Form 10-Q for the period ended May 28, 2010 originally filed on July 12, 2010 and amended on March 15, 2011;

2.	Form 10-Q for the period ended August 27, 2010 originally filed on October 6, 2010 and amended on March 15, 2011; and

3.	Form 10-Q for the period ended November 26, 2010, filed January 10, 2011.

(ii)

FORWARD-LOOKING STATEMENTS
     Discussions of some of the matters contained in this Annual Report on Form 10-K/A for Environmental Tectonics Corporation may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. Some of these discussions are contained under the captions “Item 1. Business” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including, but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in this Annual Report on Form 10-K/A, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
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
     As of the filing date of the Original Filing, the test flights have been completed and the results are under evaluation.
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
Manufacturing Facilities
     Our manufacturing is located on a five-acre site owned by the Company in Southampton, Pennsylvania, a northern suburb of Philadelphia. We have approximately 64,000 square feet devoted to manufacturing, assembly and testing. We are an ISO 9001-2000 certified manufacturer. Over the last year we instituted the Lean Manufacturing process with the intent of streamlining project execution and reducing costs and we intend to continue to optimize the process in the foreseeable future.
Green Initiative
     We have adopted a “green” initiative to save energy. Some of the applications we have initiated include:
•	Our ATFS-400 regenerative braking technology recovers 80% of the energy used to power the centrifuge.

•	We are currently replacing all the CRT computer monitors (90 watts) with more energy efficient LCD monitors (45 watts).

•	We are undergoing a full “energy audit” in an effort to reduce consumption.

•	We are investigating switching to LED lighting and the feasibility of a Solar Farm on our roof.

Operationally, we continue to emphasize the following:

•	Expand our recycling effort so as to reduce waste sent to landfills.

•	Use our printers less and email more. When printing we strive to use recycled or FSC certified paper. (Products carrying the FSC label are independently certified to assure consumers that they come from forests that are managed to meet the social, economic and ecological needs of present and future generations.) Also, we have added the following disclaimer to the bottom of our emails: “Please consider the environment before printing this email”.
Sales Backlog
     Below is a breakdown of the Company’s February 26, 2010 sales backlog (amounts in thousands except percentages):

	Business segment:
Geographic area:	TSG	CSG	Total	%
Domestic	$210	$3,772	$3,982	4.1%
US Government	49,111	48	49,159	51.0
International	36,244	7,579	43,823	44.9

Total	$85,565	$11,399	$96,964	100.0%

% of total	88.2%	11.8%	100.0%

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
Available Information
     Our Internet address is www.etcusa.com. The content on our website is available for informational purposes only. You should not rely upon such content for investment purposes and such content is not incorporated by reference into this Form 10-K/A.
     We make available free of charge, on our Internet website under the heading “Investor Relations,” this Annual Report on Form 10-K/A, Proxy Statement, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also make available on or through our website copies of our key corporate governance documents, including our Charters for the Audit

Committee, Compensation Committee, and the Nominating and Governance Committee of the Board of Directors and our Codes of Ethics and Conduct. Stockholders may request free copies of these documents from our Investor Relations Department by writing to Environmental Tectonics Corporation, Investor Relations, 125 James Way, Southampton, PA 19866, by calling (215) 355-9100, or by sending an email request to invest@etcusa.com.

     Item 1A. Risk Factors
RISKS PARTICULAR TO OUR BUSINESS
Our business is subject to numerous risks and uncertainties which could cause our actual operating results and developments to be materially different from those expressed or implied in any of our public announcements or filings including this Annual Report on Form 10-K/A for the year ended February 26, 2010. These risks and uncertainties include the following items, which do not represent a comprehensive list of all the risks and uncertainties associated with our business.
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
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. As of the filing date of the Original Filing, a decision had not been determined in this matter, although one is anticipated in the near future. The Company is contesting this arbitration case vigorously; however, in conformity with accounting principles generally accepted in the United States, the Company has recorded a reserve in this matter.

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
     See the Liquidity and Capital Resources section of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K/A.
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
     Government contractors must also comply with specific procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. In addition, current

U.S. Government budgetary constraints could lead to changes in the procurement environment. If such changes occur, our costs of complying with procurement requirements could increase and reduce our margins.
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

Item 3. Legal Proceedings
Mends International, Ltd.
     On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”). Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force. Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs. On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration. On April 27, 2009 the Company participated in an arbitration hearing in the United Kingdom on this matter. As of the filing date of the Original Filing, a decision had not been determined in this matter, although one is anticipated in the near future. The Company is contesting this arbitration case; however, the Company has recorded a reserve in this matter.
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

PART II
Item 4. Market for the Registrant’s Common Stock and Related Security Holder Matters and Issuer Purchases of Equity Securities
     Our common stock is currently traded on the Over the Counter Bulletin Board under the symbol “ETCC.” As of May 16, 2010, the Company had 277 shareholders of record. The following table sets forth the calendar quarter ranges of high and low sale prices for shares of the common stock for the periods indicated.

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

Item 8T. Controls and Procedures
Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors of the company; and

(iii)	provide reasonable assurance regarding preventing or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the Company’s financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     Prior to the submission of the Original Filing, ETC assessed its internal control over financial reporting as required by the SEC’s rules and regulations. Following the submission of the Original Filing, ETC management determined that the Original Filing failed to include an annual report on internal control over financial reporting as required by the SEC’s rules and regulations. Subsequent to the Original Filing, our management re-assessed the effectiveness of our internal control over financial reporting as of February 26, 2010. In making each assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on ETC’s re-assessment subsequent to the Original Filing and those criteria, management determined that certain financial statements and footnote disclosure included in the Original Filing contained errors related to the calculation and presentation of the Company’s earnings per share in accordance with United States generally accepted accounting principles. The discovery of these deficiencies led management to conclude that ETC’s disclosure controls and procedures were ineffective and that material weaknesses in internal control over financial reporting existed as of February 26, 2010, the end of the period covered by the Original Filing.
     We have corrected these disclosures and have restated the earnings per share calculations in this Amendment.
     Evaluation of Disclosure Control and Procedures
     Subsequent to the end of the period covered by the Original Filing, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. A controls system cannot provide absolute assurances, however, that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on that evaluation, and solely as a result of material weaknesses in internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that ETC’s disclosure controls and procedures were ineffective as of the end of the period covered by the Original Filing.
     Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

     ETC management has concluded that the following two material weaknesses existed as of the end of the period covered by the Original Filing:
     First, management performed and completed its annual report on internal control over financial reporting but failed to include the annual report in the Original Filing. The failure to include the annual report in the Original Filing was the result of an administrative error made during the preparation and filing of the Original Filing.
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
     Remediation Efforts
     ETC’s remediation efforts, as outlined below, are designed to address the material weaknesses identified by management and to strengthen the Company’s internal control over financial reporting.
     Specifically, the Company has implemented the following procedural remediation steps to address the material weaknesses described above and to improve its internal control over financial reporting:
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
These material weaknesses were previously disclosed on January 11, 2011, in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2010.
     Changes in Internal Control over Financial Reporting
     Except as noted above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently reported fiscal quarter (i.e., the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2010) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     This Amendment does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Amendment.

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

(5)	Mr. Ryan retired in 2001 as the Chairman, President, CEO and a Director from Selas Corporation of America (now known as IntriCon Corporation). Selas was a diversified international firm engaged in the design, development, engineering and manufacturing of industrial products, such as the furnace section of continuous annealing and galvanizing lines in steel production for automotive steel, glass production furnace lines, cable winch devices for below the chassis spare tire lift holders for the automotive industry, parts for hearing aid devices and transistors for electric surge guards for computers and electronics. Mr. Ryan also currently serves as a Director of Bolt Technology Corporation, a public company which is traded on NASDAQ. Bolt is a manufacturer and seller of seismic air guns, cables, hydrophones and other devices engaged in the offshore oil and gas exploration market. Mr. Ryan received a Bachelor of Business Administration degree from Iona College and MBA degree from the University of Connecticut. He is a member of the New York State Society of Certified Public Accountants (NYSSCPA) and the American Institute of CPAs (AICPA) as a retired CPA.

(6)	Mr. Sawyer is a founding partner of J.F. Lehman & Company and currently serves as Executive Advisor. From 1993 to 1995, he served as President and Chief Executive Officer of Sperry Marine, Inc. Prior thereto, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as President of John J. McMullen Associates, President and Chief Operating Officer of TRE Corporation, Executive Vice President and Director of General Dynamics Corporation, Vice President of International Operations for Bechtel Corporation and Assistant Secretary of the Navy for Shipbuilding and Logistics. He graduated Phi Beta Kappa from Yale University and completed graduate studies in nuclear engineering at the Knolls Atomic Power Laboratories. He is also the co-inventor of the Consolidated Nuclear Steam Generator II and served in the US Navy for ten years as a nuclear submariner. Mr. Sawyer currently serves as a Director of Atlantic Marine Holding Company, Water Generating Systems Inc. and CHI Systems, Inc.

(7)	Mr. Deaner has served as our Chief Financial Officer since January 1996. Mr. Deaner served as Vice President of Finance for Pennfield Precision Incorporated from September 1988 to December 1995. Mr. Deaner received a Masters of Business Administration degree from Temple University and a Bachelors of Arts degree in Mathematics from Millersville University in Pennsylvania.

(8)	Mr. Cashel was appointed General Counsel and Corporate Secretary in July 2009. From December 2008 to July 2009, Mr. Cashel was General Counsel at ETC. From 1996 through 2008, Mr. Cashel was in private law practice. From May 1998 through December 2008, Mr. Cashel practiced law at Montgomery, McCracken, Walker and Rhoads, LLP, having served as a partner from 2003 through 2008. Mr. Cashel, who is also a registered patent attorney, received a Bachelor of Science degree in Chemical Engineering from Drexel University in 1987, and from 1987 through 1994 he was employed in various engineering positions. Mr. Cashel currently serves on the Board of Directors for the Delaware Valley Association of Corporate Counsel and a Drexel University College of Engineering advisory board.
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
     We have structured our Board to address the diverse nature of our businesses. Mr. Mitchell has been instrumental in introducing new technologies since the Company’s inception and possesses detailed knowledge of the technology of each of our businesses. Mr. Anderson, a former jet pilot with the U.S. Air Force, is a medical doctor with extensive experience in hyperbaric medicine and the aeromedical impact of flight. He is a key supporter of our Authentic Tactical Fighter Systems and a subject matter expert for our hyperbaric monoplace business. Mr. Lenfest, an attorney, spent 25 years managing and growing a company, is an investor with a long term horizon, and appreciates the longer development and marketing cycle required to introduce new technologies to an industry. Mr. Ryan is a retired certified public accountant who also was the CEO of a manufacturing company (Selas Corporation of America) for thirteen years with long-term projects. He is cognizant of the financial aspects affecting the chief executive’s role particularly related to the management of long-term “turn-key” projects. Mr. Sawyer spent numerous years on both sides of procurement with the U.S. Navy and can offer valuable insight to proposal review and the management of complex government contracts.
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
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.
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

									Change in Pension
									Value and
									Nonqualified
								Non-Equity	Deferred
Name and								Incentive Plan	Compensation
Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards (15)		Compensation	Earnings	All Other Compensation		Total
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)		(j)
William F. Mitchell(1)	2010	$243,000	$247,500	(2)	—	$86,000	(3)	—	—	$66,000	(4)	$642,500
Chairman of the Board, Chief Executive Officer, President and Director	2009	$225,000								$68,000	(5)	$293,000
Duane D. Deaner (6)	2010	$115,000	$30,000	(7)	—	$30,000	(8)	—	—	$2,000	(9)	$177,000
Chief Financial Officer	2009	$102,000	$15,000							$2,000	(10)	$119,000
James D. Cashel (11) General Counsel, Corporate Secretary	2010	$143,000	$22,500	(12)	—	$41,000	(13)	—	—	$3,000	(14)	$209,500

(1)	ETC is party to an employment agreement with Mr. Mitchell, pursuant to which Mr. Mitchell serves as President and Chief Executive Officer. The terms and conditions of Mr. Mitchell’s employment agreement are summarized above under “Primary Components of Executive Compensation-Chief Executive Officer Employment Agreement.”

(2)	Awarded subsequent to fiscal year end.

(3)	On October 26, 2009 Mr. Mitchell was awarded stock options for 33,000 shares of the Company’s common stock pursuant to the Company’s 2009 Employee, Director and Consultant Stock Plan. These options are exercisable as follows: 11,000 as of October 26, 2010, 11,000 as of October 26, 2011, and 11,000 as of October 26, 2012.

(4)	Consists of $60,000 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $2,000 in automobile allowance payments for Mr. Mitchell’s company car, and $4,000 in contributions on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

(5)	Consists of $60,000 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $2,000 in automobile allowance payments for Mr. Mitchell’s company car, $3,000 in life insurance premium payments and $3,000 in contributions on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

(6)	ETC is party to an employment agreement with Mr. Deaner, pursuant to which Mr. Deaner serves as Chief Financial Officer. The terms and conditions of Mr. Deaner’s employment agreement are summarized above under “Primary Components of Executive Compensation-Employment Agreements with Executive Officers.”

(7)	Certain of these payments were made subsequent to fiscal year end.

(8)	On October 26, 2009 Mr. Deaner was awarded stock options for 11,500 shares of the Company’s common stock pursuant to the Company’s 2009 Employee, Director and Consultant Stock Plan. These options are exercisable as follows: 3,834 as of October 26, 2010, 3,833 as of October 26, 2011, and 3,833 as of October 26, 2012.

(9)	Consists of ETC’s contribution on behalf of Mr. Deaner’s pursuant to ETC’s Retirement Savings Plan.

(10)	Consists of ETC’s contribution on behalf of Mr. Deaner’s pursuant to ETC’s Retirement Savings Plan.

(11)	ETC is party to an employment agreement with Mr. Cashel, pursuant to which Mr. Cashel serves as General Counsel and Corporate Secretary. The terms and conditions of Mr. Cashel’s employment agreement are summarized above under “Primary Components of Executive Compensation- Employment Agreements with Executive Officers.”

(12)	Certain of these payments were made subsequent to fiscal year end.

(13)	On October 26, 2009 Mr.Cashel was awarded stock options for 15,500 shares of the Company’s common stock pursuant to the Company’s 2009 Employee, Director and Consultant Stock Plan. These options are exercisable as follows: 5,167 as of October 26, 2010, 5,167 as of October 26, 2011, and 5,166 as of October 26, 2012.

(14)	Consists of ETC’s contribution on behalf of Mr.Cashel pursuant to ETC’s Retirement Savings Plan.

(15)	The Company determines the fair-value of stock-based compensation using the Black-Scholes valuation model prescribed under the applicable accounting guidance. For the amounts in column (f), the Company used the following assumptions: expected volatility of 112.1%; risk-free interest rate of 0.41%; and an expected life of ten years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     This table summarizes the equity awards held by our Named Executive Officers as of February 26, 2010.

		Number of
	Number of Securities	Securities
	Underlying	Underlying	Option Exercise
	Unexercised Options	Unexercised Options	Price	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	($)	Date
(a)	(b)	(c)	(e)	(f)
William F. Mitchell	—	33,000	$2.64	12/17/2019
Chairman of the Board, Chief Executive Officer, President and Director

Duane D. Deaner	2,881	—	$7.375	1/03/11
Chief Financial Officer	6,978	—	$7.24	9/15/14
	642	—	$6.07	9/21/16
		11,500	$2.64	12/17/2019

James D. Cashel		15,500	$2.64	12/17/2019
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

FISCAL 2010 DIRECTOR COMPENSATION TABLE
     The following table sets forth the compensation paid by the Company to each of its Directors for the fiscal year ended February 26, 2010.

					Change in Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned or Paid			Incentive Plan	Deferred	All Other
	in Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)[1]	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William F. Mitchell [2]	—	—	$86,000	—	—	—	$86,000

George K. Anderson, M.D. [3]	$16,000	—	$26,000	—	—	—	$42,000

H. F. Lenfest	$5,000	$4,000	—	—	—	—	$9,000

George A. Sawyer	$10,000	—	$26,000	—	—	—	$36,000

[4]Stephen F. Ryan[5]	$12,667	—	$26,000	—	—	—	$38,667

[1]	The Company determines the fair-value of stock-based compensation using the Black-Scholes valuation model prescribed under the applicable accounting guidance. For the amounts in column d, the Company used the following assumptions: expected volatility of 112.1%; risk-free interest rate of 0.41%; and an expected life of ten years.

[2]	Mr. Mitchell held options to purchase an aggregate of 33,000 shares of our common stock as of February 26, 2010.

[3]	Dr. Anderson held options to purchase an aggregate of 60,000 shares of our common stock as of February 26, 2010.

[4]	Mr. Lenfest did not hold any options to purchase shares of our common stock as of February 26, 2010.

[5]	Mr. Sawyer held options to purchase an aggregate of 10,000 shares of our common stock as of February 26, 2010.

[6]	Mr. Ryan held options to purchase an aggregate of 10,000 shares of our common stock as of February 26, 2010.

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
c/o The Lenfest Group
Fire Tower Bridge-Suite 460
300 Barr Harbor Drive
West Conshohocken, PA 19428

Stephen F. Ryan (4)	6,713		*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

George A. Sawyer (4)	1,713		*
404 North Union Street
Alexandria, VA 22314

T. Todd Martin, III	999,592	(7)	11.0%
50 Midtown Park East
Mobile, AL 36606

Duane D. Deaner (8)	10,501	(9)	*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

James D. Cashel (10)	—		*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

All Directors and Executive Officers as a group (7 persons)	15,675,977		73.7	%(11)

*	less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The “Percent of Common Stock” is based on a denominator for the applicable Beneficial Owner equal to the sum of: (i) 9,086,999 shares of common stock outstanding, (ii) the shares of common stock, which may be acquired by such Beneficial Owner upon the exercise of options owned by such Beneficial Owner, and (iii) the shares of common stock beneficially owned by Lenfest set forth in footnote 6 below.
(2)	Chairman of the Board, President, Chief Executive Officer and Director of the Company.

(3)	Includes 45,200 shares of common stock held by Mr. Mitchell’s wife.

(4)	Director of the Company.

(5)	Includes 50,000 shares of common stock which may be acquired upon the exercise of options that are presently exercisable.

(6)	Includes 11,370,500 shares of common stock issuable upon conversion of 22,741 shares of Series E Preferred Stock, 148,601 shares of common stock issuable upon conversion of 155 shares of Series D Preferred Stock and 594,335 shares of common stock issuable upon conversion of 700,000 common stock warrants.

(7)	Includes 938,692 shares of common stock owned by Advanced Technology Asset Management, LLC, a limited liability company of which T. Todd Martin, III is manager. Also includes 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 7,000 shares owned by trusts of which Mr. Martin is trustee, and 10,000 shares owned by Perdido Investors, LLC, of which Mr. Martin is the manager.

(8)	Chief Financial Officer of the Company.

(9)	Includes 10,501 shares of common stock which may be acquired upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable.

(10)	General Counsel and Corporate Secretary of the Company.

(11)	Includes 50,000 shares of common stock which may be acquired by members of the Board of Directors upon the exercise of options that are presently exercisable. Additionally, includes 11,370,500 shares of common stock issuable upon conversion of 22,741 shares of Series E Preferred Stock, 148,601 shares of common stock issuable upon conversion of 155 shares of Series D Preferred Stock and 594,335 shares of common stock issuable upon conversion of 700,000 common stock warrants. Also includes 10,501 shares of common stock which may be acquired by Duane D. Deaner upon the exercise of options granted under our Incentive Stock Option Plan that are presently exercisable.
For information regarding our equity compensation plans, please see the Equity Compensation Plan Information section of the Annual Report to Stockholders attached hereto as Exhibit 13 and Item 5 of this Amendment, both of which are incorporated herein by reference.
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
     As set forth in the Form 8-K of the Company filed on February 26, 2009, Lenfest made a loan to ETC in the principal amount of $2,000,000 on February 20, 2009 (the “$2 Million Loan”), which amount is considered advanced under the Lenfest Credit Facility. The $2 Million Loan was to be used by ETC solely to support ETC’s proposal on one of the Projects. The terms of the $2 Million Loan are set forth in a Secured Promissory Note, dated February 20, 2009, by ETC in favor of Lenfest (the “$2 Million Note”). The $2 Million Note will mature on the earlier of (i) three days following the date ETC is informed by the United States government or otherwise learns that it has been denied or will not be awarded the Project, (ii) August 20, 2009 if ETC has not obtained the Shareholder Approvals on or before the Shareholder Approval Date (the “$2 Million Loan Early Maturity Date”) or (iii) three years following the date of issuance of the $2 Million Note. The proceeds from this $2 million loan are included in restricted cash in ETC’s balance sheets as of February 27, 2009. On September 1, 2009 the Company repaid the $2 million loan in full.
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

     Please refer to Footnote No. 7, Long-Term Obligations and Credit Arrangements, in the Notes to the Consolidated Financial Statements, for a further explanation of the Company’s Series D and Series E Preferred Stock.
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

	FY 2010	FY 2009
Audit fees	$182,512	$240,780
Audit related fees (1)	20,472	19,048

Audit and audit related fees	202,984	259,828
Tax fees (2)	12,925	24,212

Total fees	$215,909	$284,040

(1)	Audit related fees consist of fees related to review of the Lenfest transaction (fiscal 2009) and employee benefit plan audits.

(2)	Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

PART IV
Item 14. Exhibits and Financial Statement Schedules.
(a) Exhibits:

Number	Item
3.1(i)(1)	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.1(i)(2)	Statement with respect to shares of Series B Cumulative Convertible Participating Preferred Stock, filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

3.1(i)(3)	Statement with respect to shares of Series C Cumulative Convertible Participating Preferred Stock was filed as Exhibit 3(i) 1, to Registrant’s Form 8-K dated August 28, 2007, and incorporated herein by reference.

3.1(i)(4)	Statement with respect to shares of Series D Convertible Preferred Stock, and incorporated herein by reference.

3.1(ii)	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

3.1(i)(5)	Statement with respect to shares of Series E Convertible Preferred Stock was filed on July 6, 2009 as Exhibit 3.1 to Registrant’s Form 8-K and incorporated herein by reference.

3.1(i)(6)	Amendment to Articles of Incorporation of the Company was filed on July 6, 2009 as Exhibit 3.2 to Registrant’s Form 8-K and incorporated herein by reference.

4.1	$10,000,000 Senior Subordinated Convertible Note, dated February 18, 2003, issued by the Registrant in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 4.1 to Form 8-K and is incorporated herein by reference.

4.2	Unsecured $1 million Promissory Note, dated June 28, 2007 executed by the Registrant in favor of H.F. Lenfest, was filed on June 28, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

4.3	$15 million Committed Line of Credit Note, dated as of July 31, 2007 issued by the Registrant in favor of and PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference

4.4	First Amendment to Senior Subordinated Convertible Note, effective as of February 19, 2008, by the Registrant in favor of H.F. Lenfest was filed on was filed on March 11, 2008 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

4.5	Secured Promissory Note by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

4.6	Common Stock Warrant issued by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.3 to Form 8-K and is incorporated by reference.

4.7	Amended and Restated Warrant, dated as of April 24, 2009, between Registrant and Lenfest, was filed on April 27, 2009 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.1	Registrant’s 1998 Stock Option Plan was filed on October 8, 1998 on Form S-8 and is incorporated herein by reference. *

10.2	Registrant’s Employee Stock Purchase Plan was filed on July 6, 1988 as Exhibit A to the Prospectus included in Registrant’s Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference. *

10.3	Registrant’s Stock Award Plan adopted April 7, 1993, was filed as Exhibit 10(ix) to the Registrant’s Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference. *

10.4	Registrant’s 2009 Employee, Director and Consultant Stock Plan was filed on September 4, 2009 on Form S-8 and is incorporated herein by reference. *

10.5	Convertible Note and Warrant Purchase Agreement dated February 18, 2003, by and between the Registrant and Lenfest was filed on February 25, 2003 as Exhibit 10.8 to Form 8-K and is incorporated herein by reference.

10.6	Registration Rights Agreement dated as of February 18, 2003, by and between the Registrant and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.9 to Form 8-K and is incorporated herein by reference.

Number	Item
10.7	Security Agreement, made and entered into as of February 18, 2003, by and among the Registrant, Entertainment Technology Corporation, ETC Delaware, Inc. and H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.10 to Form 8-K and is incorporated herein by reference.

10.8	Guaranty, dated as of February 18, 2003, made by Entertainment Technology Corporation and ETC Delaware, Inc. in favor of H.F. Lenfest was filed on February 25, 2003 as Exhibit 10.11 to Form 8-K and is incorporated herein by reference.

10.9	Subscription Agreement, dated as of February 14, 2005, between the Registrant and H.F. Lenfest, was filed on February 16, 2005 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.10	2005 Non-employee Director Stock Option Plan, incorporated by reference to Annex A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 16, 2005 and incorporated herein by reference. *

10.11	Preferred Stock Purchase Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

10.12	Registration Rights Agreement between the Registrant and H.F. Lenfest, dated as of April 6, 2006, filed as Exhibit 10.2 to Registrant’s Form 8-K dated April 6, 2006, and incorporated herein by reference.

10.13	Restated Limited Guaranty Agreement, dated as of November 16, 2006, between the Registrant and H.F. Lenfest, was filed on November 20, 2006 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.14	Employment Agreement, dated as of November 1, 2005, between Registrant and Duane D. Deaner, Chief Financial Officer was filed on May 24, 2007 as Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended February 23, 2007 and is incorporated herein by reference.*

10.15	Employment Agreement, dated as of July 24, 2006, between Registrant and William F. Mitchell , was filed on July 24, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.*

10.16	Credit Agreement, dated as of July 31, 2007 between the Registrant and PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.17	Agreement between Registrant and H.F. Lenfest, dated as of May 9, 2007 was filed on May 24, 2007 as Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended February 23, 2007 and is incorporated herein by reference.

10.18	Amended and Restated Reimbursement Agreement for Letters of Credit, dated as of July 31, 2007 issued by the Registrant in favor of and PNC Bank, National Association was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.19	Restated Guaranty Agreement, dated as of July 31, 2007 by H.F. Lenfest in favor of PNC Bank, National Association, was filed on August 3, 2007 as Exhibit 10.2 to Form 8-K and is incorporated by reference

10.20	Series C Preferred Stock Purchase Agreement dated as of August 23, 2007, between the Registrant and H.F. Lenfest as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.22	Registration Rights Agreement dated as of August 23, 2007, between the Registrant and H.F. Lenfest as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.22	Letter Agreement, dated as of August 23, 2007, between the Registrant and H.F. Lenfest was filed on August 28, 2007 as Exhibit 10.3 to Form 8-K and is incorporated by reference.

10.23	Administrative Agreement dated as of December 12, 2007 between the Registrant and the Department of the Navy was filed on December 18, 2007 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.24	Credit Agreement and Waiver and Amendment between the Registrant and PNC Bank, National Association, dated January 31, 2008 was filed on February 5, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.25	Settlement Agreement between the Registrant and the Department of the Navy dated as of February 22, 2008 was filed on February 26, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.26	Amendment No.1 to Convertible Note and Warrant Purchase Agreement, effective as of February 19, 2008, by and between the Registrant and H.F. Lenfest was filed on March 11, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.27	Letter Agreement between Registrant and H.F. Lenfest, dated as of May 20, 2008 was filed on May 29, 2008 as Exhibit 10.32 to Form 10-K and is incorporated by reference.

Number	Item
10.28	First Amendment to Loan Documents between Registrant and PNC Bank, National Association, was filed on October 7, 2008 as Exhibit 10.1 to Form 8-K and is incorporated by reference.

10.29	Security Agreement by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated by reference.

10.30	Secured Credit Facility and Warrant Purchase Agreement, dated April 24, 2009, between Registrant and H.F. Lenfest, was filed on November 24, 2010 as Exhibit 10.1 to Form 8-K/A and is incorporated by reference.

10.31	Letter Agreement, dated April 24, 2009, between Registrant and PNC Bank, with the Amended and Restated PNC Credit Agreement, the Amended and Restated PNC Note, the Amended and Restated Guaranty Agreement, the Pledge Agreement and the Notification and Control Agreement (each as defined in such letter agreement) attached thereto as exhibits, was filed on April 27, 2009 as Exhibit 10.3 to Form 8-K and is incorporated by reference.

10.32	Second Amended and Restated Subordination Agreement, dated April 24, 2009, among PNC Bank, Lenfest and Registrant, was filed on April 27, 2009 as Exhibit 10.4 to Form 8-K and is incorporated by reference.

10.33	Amended and Restated Open-End Mortgage and Security Agreement, dated as of April 24, 2009, by Registrant in favor of Lenfest was filed on May 12, 2009 as Exhibit 10.32 to Form 10-K and is incorporated by reference.

10.34	Letter Agreement by and between the Registrant and H.F. Lenfest was filed on July 6, 2009 as Exhibit 10.1 to Form 10-K and is incorporated by reference.

10.35	First Amendment to Executive Employment Agreement dated as of June 9, 2009, by and between the Registrant and Duane D. Deaner was filed on July 6, 2009 as Exhibit 10.2 to Form 10-K and is incorporated by reference.

10.36	First Amendment to 2007 PNC Credit Facility, between Registrant and PNC Bank, dated October 1, 2009, was filed on October 7, 2009 as Exhibit 1.1 to Form 10-K and is incorporated by reference.

10.37	Letter Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.1 to Form 8-K and is incorporated by reference.

10.38	Reimbursement Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.2 to Form 8-K and is incorporated by reference.

10.39	Pledge Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.3 to Form 8-K and is incorporated by reference.

10.40	Amendment to Subordination Agreement between the Registrant, H.F. Lenfest and PNC Bank, dated as of November 16, 2009, was filed on November 20, 2009 as Exhibit 1.4 to Form 8-K and is incorporated by reference.

10.41	Stock Repurchase Agreement between the Registrant and H.F. Lenfest, dated March 10, 2010, was filed on March 16, 2010, as Exhibit 10.1 to Form 8-K and is incorporated by reference.

13	Portions of Registrant’s 2010 Annual Report to Shareholders which are incorporated by reference into this Form 10-K/A.

14	Code of Ethics was filed on May 24, 2007 as Exhibit 14 to Form 10-K and is incorporated by reference.

16.1	Letter from Grant Thornton LLP dated as of November 28, 2007 was filed on December 4, 2007 as Exhibit 16.1 to Form to 8-K and is incorporated by reference.

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Friedman LLP dated May 27, 2010, except Notes 1, 2, 7, 15 and 16 which are dated March 15, 2011. (Filed herewith)

31.1	Certification dated March 15, 2011 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer. (Filed herewith)

31.2	Certification dated March 15, 2011 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer. (Filed herewith)

32	Certification dated March 15, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer. (Filed herewith)

*	Represents a management contract or a compensatory plan or arrangement.

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

Name	Position	Date

/s/ William F. Mitchell William F. Mitchell	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2011

/s/ Duane D. Deaner Duane D. Deaner	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011

/s/ H.F. Lenfest H.F. Lenfest	Director	March 15, 2011

/s/ George K. Anderson George K. Anderson, M.D.	Director	March 15, 2011

/s/ Stephen F. Ryan Stephen F. Ryan	Director	March 15, 2011

/s/ George A. Sawyer George A. Sawyer	Director	March 15, 2011

/s/ Winston E. Scott Winston E. Scott	Director	March 15, 2011

/s/ Linda J. Brent Linda J. Brent	Director	March 15, 2011

EXHIBIT INDEX

Exhibit
No.	Item
13	Portions of Registrant’s 2010 Annual Report to Shareholders which are incorporated by reference into this Form 10-K/A.

21	Subsidiaries of the Registrant.

23	Consent of Friedman LLP.

31.1	Certification dated March 15, 2011 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated March 15, 2011 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer.

32
Certification dated March 15, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.