Form 10-Q/A
period 2010-05-28
ENVIRONMENTAL TECTONICS CORP
filed 2011-03-15
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
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

     When used in this Quarterly Report on Form 10-Q/A, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2010 as originally filed with the Securities and Exchange Commission on July 12, 2010 (the “Original Filing”). This Amendment is being filed in response to comments provided in a series of letters by the staff of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of the Company’s Annual Report on Form 10-K for the period ended February 26, 2010, originally filed on May 27, 2010 (the “Comment Letters”).
     This Amendment incorporates the changes that were included in the Company’s responses to the Comment Letters. All other information in the Quarterly Report not specifically changed in this Form 10-Q/A remains unchanged from the Original Filing.
     The most significant changes in the Amendment are as follows:
1.	The inclusion in Item 4, Controls and Procedures, of a complete and properly worded disclosure pursuant to Items 307 and 308 of Regulation S-K of the SEC; and

2.	A restatement of the Company’s earnings per share on the consolidated statement of operations for the thirteen week periods ended May 28, 2010 and May 29, 2009 to correct an error in the method of calculating the participating feature of the Company’s preferred stock in the basic earning per share calculation. Please refer to the Company’s Current Report on Form 8-K filed on November 30, 2010, for a further explanation of this restatement.
     Except as noted herein, this Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing.
     This Amendment should be read in conjunction with and our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing. These subsequent filings are as follows:
1.	Form 10-K/A for the period ended February 26, 2010 originally filed on May 27, 2010 and amended on March 15, 2011;

2.	Form 10-Q/A for the period ended August 27, 2010 originally filed on October 6, 2010 and amended on March 15, 2011; and

3.	Form 10-Q for the period ended November 26, 2010, filed January 10, 2011.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Income Statements
(unaudited)
(in thousands, except share and per share information)

	Thirteen week periods ended
	May 28, 2010	May 29, 2009
	(restated)	(restated)
Net sales	$12,121	$9,581
Cost of goods sold	6,991	5,154

Gross profit	5,130	4,427

Operating expenses:
Selling and marketing	1,102	1,254
General and administrative	1,463	1,602
Research and development	324	228

	2,889	3,084

Operating income	2,241	1,343

Other expenses:
Interest expense	228	516
Other, net	72	55

	300	571

Income before income taxes	1,941	772
Provision for income taxes	—	—

Net income	1,941	772
Income attributable to noncontrolling interest	5	2

Net income attributable to Environmental Tectonics Corporation	1,936	770

Preferred stock dividend	(577)	(235)

Income applicable to common shareholders	$1,359	$535

Per share information:
Basic earnings per common share:
Distributed earnings per share:
Common	$—	$—

Preferred	$0.05	$0.11

Undistributed earnings per share:
Common	$0.03	$0.04

Preferred	$0.04	$0.01

Diluted earnings per common share	$0.06	$0.05

Basic weighted average common shares:
Common shares	9,085,000	9,054,000
Participating Preferred shares	11,634,000	2,167,000

Total number of shares	20,719,000	11,221,000

Diluted weighted average common shares:
Basic common shares	20,719,000	11,221,000
Dilutive effect of stock warrants and options	363,000	—

Total number of shares	21,082,000	11,221,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	May 28,	February 26,
	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$874	$2,408
Restricted cash	5,476	2,751
Accounts receivable, net	4,087	17,356
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	3,666	3,576
Inventories, net	4,788	5,114
Deferred tax assets, current	5,391	4,983
Prepaid expenses and other current assets	1,602	545

Total current assets	25,884	36,733

Property, plant and equipment, at cost, net	13,606	13,643
Construction in progress	440	316
Software development costs, net	837	691
Other assets	291	346

Total assets	$41,058	$51,729

LIABILITIES
Current portion of long-term debt	$213	$285
Accounts payable — trade	1,710	1,783
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	8,105	13,944
Customer deposits	1,683	1,799
Accrued interest and dividends	833	782
Other accrued liabilities	2,400	2,814

Total current liabilities	14,944	21,407

Long-term obligations, less current portion:
Credit facility payable to bank	4,508	9,808
Other long-term debt	—	12

	4,508	9,820

Deferred tax liabilities	3,298	3,066

Unearned interest	19	22

Total liabilities	22,769	34,315

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Cumulative convertible participating preferred stock, Series D, $.05 par value, 11,000 shares authorized; 155 shares outstanding	155	155
Cumulative convertible participating preferred stock, Series E, $.05 par value, 25,000 shares authorized; 22,741 and 23,741 shares outstanding at May 28, 2010 and February 26, 2010, respectively	22,741	23,741
Common stock, $.05 par value, 20,000,000 shares authorized; 9,086,999 and 9,083,573 shares issued and outstanding at May 28, 2010 and February 26, 2010, respectively	454	454
Additional paid-in capital	13,508	14,050
Accumulated other comprehensive income (loss)	45	(431)
Accumulated deficit	(18,657)	(20,593)

Total stockholders’ equity before noncontrolling interest	18,246	17,376

Noncontrolling interest	43	38

Total stockholders’ equity	18,289	17,414

Total liabilities and stockholders’ equity	$41,058	$51,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirteen week periods ended
	May 28, 2010	May 29, 2009
	(restated)	(restated)
Cash flows from operating activities:
Net income	$1,941	$772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	346	567
Decrease in valuation allowance for deferred tax assets	(867)	—
Accretion of debt discount	55	95
Increase in allowances for accounts receivable and inventories, net	110	316
Stock compensation expense	24	—
Changes in operating assets and liabilities:
Accounts receivable	13,259	(791)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(90)	(319)
Inventories	226	(432)
Prepaid expenses and other assets	(1,057)	214
Deferred tax assets, net	691	—
Accounts payable	(73)	320
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(5,839)	(1,337)
Customer deposits	(116)	(966)
Accrued interest and dividends	51	329
Other accrued liabilities	(417)	76

Net cash provided by (used in) operating activities	8,244	(1,156)

Cash flows from investing activities:
Acquisition of equipment	(359)	(289)
Capitalized software development costs	(220)	(104)

Net cash used in investing activities	(579)	(393)

Cash flows from financing activities:
(Repayment) borrowings under line of credit	(5,300)	1,400
(Repurchase) issuance of preferred stock	(1,000)	55
Issuance of common stock	10	1
Payment of preferred stock dividends	(576)	—
Payments of other debt obligations	(84)	(2)
Increase in restricted cash for performance guarantee	(2,725)	(7)

Net cash (used in) provided by financing activities	(9,675)	1,447

Effect of exchange rate changes on cash	476	(131)

Net decrease in cash	(1,534)	(233)
Cash at beginning of period	2,408	520

Cash at end of period	$874	$287

Supplemental schedule of cash flow information:
Interest paid	$96	$103
Income taxes paid	182	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on preferred stock	$577	$235
The accompanying notes are an integral part of the condensed consolidated financial statements.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements
1. Restatement of Previously Filed Financial Statements:
     On November 29, 2010, the Audit Committee of the Board of Directors of ETC concluded, based on the recommendation of management reached November 23, 2010, that the Company’s consolidated financial statements for the fiscal year ended February 26, 2010 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010, and the consolidated interim financial statements for the periods ended August 28, 2009, November 27, 2009, May 28, 2010 and August 27, 2010 contained in the Company’s Quarterly Reports on Form 10-Q for these periods, each as filed with the Securities and Exchange Commission (collectively, the “Reports”), should be restated to correct errors relating to the calculation and presentation of the Company’s earnings per share in accordance with United States generally accepted accounting principles, and, as a result, could not be relied upon. Specifically, the Company incorrectly did not reflect the participating features of its Series D Preferred Stock and Series E Preferred Stock when calculating and presenting its earnings per share in the financial statements contained in the Reports.
     As a result of an error in the calculation of its earnings per share, the Company has restated in this Form 10-Q/A its earnings per share calculation for the thirteen week periods ended May 28, 2010 and May 29, 2009. See Note 3 — Earnings Per Share.
2. Summary of Significant Accounting Policies
     Nature of Business
     ETC is principally engaged in the design, manufacture and sale of software driven products and services used to simulate and measure certain environmental conditions and to monitor the physiological effects of motion on humans in certain environmental conditions. These products and services include aircrew training systems (aeromedical, tactical combat and general), disaster management systems, entertainment products, sterilizers (steam and gas), environmental testing products, and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies. ETC focuses on software enhancements, product extensions, new product development and new marketplace applications. Presently, sales of the Company’s products are made principally to U.S. and foreign government agencies. We operate in two primary business segments, the Training Services Group (“TSG”) and the Control Systems Group (“CSG”).
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
     Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 26, 2010.
     References to fiscal first quarter 2011 are references to the 13-week period ended May 28, 2010. References to fiscal first quarter 2010 are references to the 13-week period ended May 29, 2009.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     Significant Accounting Policies
     There have been no material changes in the Company’s significant accounting policies during fiscal 2011 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 26, 2010.
     Recent Accounting Pronouncements
     In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”)). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.
     In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”)). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition in which arrangements include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases or a specific result. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations as there are not currently any milestones that will be achieved.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
3. Earnings Per Common Share:
     The Company has restated its earnings per common share for the thirteen week periods ended May 28, 2010 and May 29, 2009 to apply the two-class method for computing and presenting earnings per share.
     The Company currently has one class of common stock (the “Common Stock”) and two classes of cumulative participating preferred stock, Series D and Series E (the “Preferred Stock”). The Preferred Stock is entitled to participate in any cash dividends on a one-for-one basis for the equivalent converted common shares as if the Preferred Stock were converted by the holder by the dividend record date. Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share — basic. In ETC’s prior issuance of earnings, the Company erroneously applied the if-converted method.
     The two-class computation method for each period segregates basic earnings per share into two categories: distributed earnings per share (i.e., the Preferred Stock stated dividend) and undistributed earnings per share, which allocates earnings after subtracting the Preferred Stock dividend to the total of weighted average common shares outstanding plus equivalent converted common shares related to the Preferred Stock. Basic earning per common share excludes the effect of common stock equivalents, and is computed using the two-class computation method.
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
     At May 28, 2010, there was $22,896,000 of cumulative convertible participating preferred stock. These instruments were convertible at exercise prices of:
•	Series D Preferred Stock of $55,000 at $0.94 per share, equating to 58,511 shares of common stock, issued in April 2009;

•	Series D Preferred Stock of $100,000 at $1.11 per share, equating to 90,090 shares of common stock, issued in July 2009;

•	Series E Preferred Stock of $22,741,000 at $2.00 per share, equating to 11,370,500 shares of common stock, issued in July 2009.
     At May 29, 2009, there was $9,355,000 of cumulative convertible participating preferred stock. These instruments were convertible at exercise prices of:
•	Series B Preferred Stock of $3,000,000 at $4.95 per share, equating to 606,061 shares of common stock, issued in April 2006;

•	Series B Preferred Stock of $3,000,000 at $6.68 per share, equating to 499,102 shares of common stock, issued in July 2006;

•	Series C Preferred Stock of $3,300,000 at $3.03 per share, equating to 1,089,108 shares of common stock, issued in August 2007.

•	Series D Preferred Stock of $55,000 at $0.94 per share, equating to 58,511 shares of common stock, issued in April 2009.
Note: The Series B and Series C Preferred Stock was exchanged and cancelled in July 2009 as a result of the Lenfest Financing Transaction (the Lenfest Financing Transaction is discussed in Note 6).
     On February 20, 2009, in connection with the issuance of a $2,000,000 promissory note, the Company issued warrants to purchase 143,885 shares of the Company’s common stock at $1.39 per share. Additionally, on July 2, 2009, in consideration of an increase of the guarantee on the PNC line of credit, the Company issued warrants to purchase 450,450 shares of the Company’s common stock at $1.11 per share. (See Note 6, Long-Term Obligations and Credit Arrangements and Note 11-Subsequent Events.)
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     The effect of the restated earnings per share for the thirteen week periods ended May 28, 2010 and May 29, 2009 is as follows:

	Thirteen week		Thirteen week
	periods ended		periods ended
		May 28, 2010		May 29, 2009
	May 28, 2010	(as originally	May 29, 2009	(as originally
	(restated)	reported)	(restated)	reported)
	(amounts in thousands except share and per share information)
Earnings per share:
Basic earnings per share:
Net income attributable to Environmental Tectonics Corporation	$1,936	$1,936	$770	$770
Less preferred stock dividends	(577)	(577)	(235)	(235)

Income applicable to common shareholders	$1,359	$1,359	$535	$535

Basic earnings per share:
Common weighted average number of shares	9,085,000	9,085,000	9,054,000	9,054,000
Participating preferred weighted average number of common shares	11,634,000	—	2,167,000	—

Total weighted average number of shares	20,719,000	9,085,000	11,221,000	9,054,000

Distributed earnings per share:
Common	$—	$—	$—	$—

Preferred	$0.05	$—	$0.11	$—

Undistributed earnings per share:
Common	$0.03	$0.15	$0.04	$0.06

Preferred	$0.04	$—	$0.01	$—

Diluted earnings per share:
Total weighted average number of shares	20,719,000	9,085,000	11,221,000	9,054,000
Dilutive effect of preferred stock	—	11,519,000	—	—
Dilutive effect of stock options and stock warrants	363,000	363,000	—	—

Total diluted weighted average number of shares	21,082,000	20,967,000	11,221,000	9,054,000

Diluted earnings per share	$0.06	$0.09	$0.05	$0.06

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
     In accordance with United States generally accepted accounting principles, the Company may capitalize into property, plant and equipment certain of the costs of simulation equipment. This equipment may be used to provide training or as a demonstration device to market the technology, and may be sold as a product if appropriate. Upon receipt of a contract or contracts for products which are based on this technology, certain of these costs will be transferred initially into inventory and subsequently charged to the cost of sales for that particular contract as manufacturing costs.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
5. Accounts Receivable:
     The components of accounts receivable are as follows:

	May 28,	February 26,
	2010	2010
	(unaudited)
	(in thousands)

U.S. government	$1,010	$438
U.S. commercial	779	1,403
International	2,724	15,930

	4,513	17,771
Less: allowance for doubtful accounts	(426)	(415)

	$4,087	$17,356

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
6. Long-Term Obligations and Credit Arrangements:
Bank Credit and Facility
Increased PNC Bank Credit Facility and Issuance of New Guarantee
     On April 24, 2009, PNC Bank agreed to increase the amount of financing available under the 2007 PNC Credit Facility from $15,000,000 to $20,000,000, subject to the condition that H.F. Lenfest (“Lenfest”), a major shareholder and member of our Board of Directors, continue to personally guarantee all of ETC’s obligations to PNC Bank (the “Lenfest Guaranty”) and that Lenfest pledge $10,000,000 in marketable securities as collateral security for his guarantee (the “Lenfest Pledge”).
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
     During the first quarter of fiscal 2011, the Company fulfilled its requirement to fund the balance of the security to collateralize the committed line of credit by depositing approximately $2,711,000 in a certificate of deposit with PNC. Subsequently, Lenfest’s securities were returned and his guarantee to cover the $5.4 million line was terminated.
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
Lenfest Financing Transaction
     On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”), which was approved by shareholders on July 2, 2009, with Lenfest, that provided for the following: (i) a $7,500,000 credit facility provided by Lenfest to ETC, which expires on December 31, 2012; (ii) exchange of the $10 million Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the Company’s existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
Preferred Stock
     The Company has two classes of Cumulative Convertible Participating Preferred Stock: Series D (11,000 shares authorized) and Series E (25,000 shares authorized) (together, the “Preferred Stock”). The Preferred Stock was authorized by the Company’s Board of Directors in April 2009 and approved by the Company’s shareholders in July 2009. The Preferred Stock has a par value of $0.05 per share and a stated value of $1,000.00 per share. The Preferred Stock is entitled to receive cumulative dividends at the rate of 10% per year in preference to the holders of the Company’s common stock with respect to dividends. These dividends are payable only upon a liquidation event or when otherwise declared by the Board of Directors of the Company. The Company cannot declare or pay any dividends on its common stock until the dividends on the Preferred Stock have been paid. The Preferred Stock holders are entitled to receive any dividends paid with respect to the common stock on an “as-converted” basis. The Preferred Stock may be converted by the holder at any time and from time to time into the Company’s common stock by dividing the stated value of the Preferred Stock by the conversion price established at the time of issuance (see Series D and Series E below). Upon a liquidation event, the holders of the Preferred Stock would be entitled to participate in any proceeds in preference to any common stock holders. The Preferred Stock would also participate in any liquidation event with the common stock holders on an “as-converted” basis. The Preferred Stock conversion price is subject to adjustment for certain transactions including stock splits and issuance of equity securities below the conversion prices.
     The Company has reviewed the generally accepted accounting principles applicable to the Preferred Stock and has determined that the Preferred Stock qualifies as permanent equity. Specifically, the Company reviewed ASC 815 and determined that the attributes of the preferred stock were more akin to equity than debt. The attributes considered by the Company included the designation of the instruments, the conversion of the instruments to the Company’s common stock, participation feature, no mandatory conversion, voting rights and ability to appoint directors. The Company also reviewed ASC 480 and concluded that the preferred stock were within the control of the Company. In addition, the Company has concluded that the conversion feature qualifies for the scope exception of ASC 815 as it is clearly and closely related to the Preferred Stock instrument.
     Additionally, the Company reviewed ASC 480 — Distinguishing Liabilities From Equity and determined that these instruments are permanent equity because the preferred instruments are not mandatorily redeemable, there is no obligation to repurchase the instruments and there is no obligation to issue a variable amount of common shares.
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
     In connection with the execution of the 2009 PNC Financing Documents, ETC paid to Lenfest an origination fee of 100 shares of Series D Preferred Stock, which is equal to one percent (1%) of the market value of the $10,000,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank. The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100,000 in the aggregate. These shares of Series D Preferred Stock have a conversion price per share equal to $1.11, which price equaled the average closing price of ETC’s common stock during the 120 days prior to the issuance of such shares and would convert into 90,090 shares of ETC’s common stock.
     As of May 28, 2010, the Series D Preferred Stock totaled $155,000 and was convertible into 148,601 shares of the Company’s common stock. The Company has paid all Series D Preferred Stock dividends accruing through May 28, 2010.

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
          Series E Preferred Stock
     In July, 2009, the Company issued 23,741 shares of Series E Preferred Stock to Lenfest in connection with the Series E Exchange transaction. The shares of Series E Preferred Stock are convertible to common stock at a conversion price per share equal to $2.00 and would convert into 11,870,500 shares of ETC common stock.
     During the first three months of fiscal 2011, the Company repurchased and retired $1,000,000 (1,000 shares) of Series E Preferred Stock from Lenfest.
    As of May 28, 2010, the Series E Preferred Stock totaled $22,741,000 and was convertible into 11,370,500 shares of the Company’s common stock. The Company has paid all Series E Preferred Stock dividends accruing through May 28, 2010.
     During the first half of fiscal 2011, the Company repurchased and retired $1,500,000 of Series E Preferred Stock from Lenfest.
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
     During the exercise period of the warrant agreements, the exercise price and number of warrant shares shall be subject to adjustment. In the event of an issuance of ETC’s common stock, convertible securities, options or warrants without consideration or for a consideration less than the exercise price of the warrants, the exercise price shall be reduced and the number of shares issuable upon the exercise of the warrant shall be adjusted. (See Note 11-Subsequent Events.)
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
7. Fair Value of Financial Instruments
     The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity associated with these instruments. Derivative financial instruments are recorded at fair value.
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. The Company adopted the provisions of Accounting Standards Codification (“ASC“820 Fair Value Measurements and Disclosures. The Company did not elect the fair value option. The levels of input are:
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

The Company’s financial liabilities are accounted for at cost. The fair value of these instruments, calculated on a recurring basis using the discounted cash flow methodology, is summarized below (amounts in thousands):

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

     During the fiscal years ended February 26, 2010 and February 27, 2009, the Company did not have any unrecognized tax benefits and accordingly did not recognize interest expense or penalties related to unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, various states and foreign jurisdiction. The Company is no longer subject to U.S. federal tax examinations by tax authorities for the fiscal years before 2007. The Company’s majority-owned subsidiary, ETC-PZL, is no longer subject to tax examinations in Poland for tax periods prior to December 31, 2005.

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

	Training Services	Control Systems
	Group (TSG)	Group (CSG)	Corporate	Company Total
Thirteen weeks ended May 28, 2010:		(amounts in thousands)
Net sales	$7,932	$4,189	$—	$12,121
Interest expense	136	92	—	228
Depreciation and amortization	192	154	—	346
Operating income (loss)	1,409	1,110	(278)	2,241
Income tax benefit	—	—	—	—
Identifiable assets	19,180	5,797	16,081	41,058
Expenditures for segment assets	376	81	122	579

Thirteen weeks ended May 29, 2009:
Net sales	$6,915	$2,666	$—	$9,581
Interest expense	299	217	—	516
Depreciation and amortization	150	417	—	567
Operating income (loss)	1,894	(170)	(381)	1,343
Income tax benefit	—	—	—	—
Identifiable assets	7,629	5,556	22,353	35,538
Expenditures for segment assets	241	155	—	396

Reconciliation to consolidated net	Thirteen weeks	Thirteen weeks
income attributable to Environmental	ended May 28,	ended May 29,
Tectonics Corporation:	2010:	2009
Operating income	$2,241	$1,343
Interest expense	(228)	(516)
Other, net	(72)	(55)
Income tax benefit	—	—
Income attributable to the noncontrolling interest	(5)	(2)
Net income attributable to Environmental Tectonics Corporation	$1,936	$770

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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
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
     Discussions of some of the matters contained in this Quarterly Report on Form 10-Q/A for Environmental Tectonics Corporation may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
     These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including, but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the fiscal year ended February 26, 2010, in the section entitled “Risks Particular to Our Business.” Shareholders are urged to review these risks carefully prior to making an investment in the Company’s common stock.
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
     On April 24, 2009, we entered into a transaction with H. F. Lenfest (Lenfest”), a member of our Board of Directors and a significant shareholder, that provided for the following: (i) a $7,500,000 credit facility to be provided by Lenfest to ETC; (ii) exchange of the Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) an increase of the existing $15,000,000 revolving line of credit with PNC Bank to $20,000,000. Having adequate cash from operations and additional availability under new and existing credit lines allowed us to effectively and efficiently execute on our contracts. Additionally, we expect to be adequately cash funded throughout fiscal 2011.
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
     Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 26, 2010.

Results of Operations
Thirteen weeks ended May 28, 2010 compared to thirteen weeks ended May 29, 2009
     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

		Summary Table of Results
	13 weeks ended	13 weeks ended
	May 28, 2010	May 29, 2009	Variance	Variance
	(Restated)	(Restated)	$	%
	(amounts in thousands)		( ) =Unfavorable
Sales:
Domestic	$2,918	$1,959	$959	49.0%
US Government	3,986	1,836	2,150	117.1
International	5,217	5,786	(569)	(9.8)

Total Sales	12,121	9,581	2,540	26.5

Gross Profit	5,130	4,427	703	15.9

Selling and marketing expenses	1,102	1,254	152	12.1
General and administrative expenses	1,463	1,602	139	8.7
Research and development expenses	324	228	(96)	(42.1)

Operating income	2,241	1,343	898	66.9
Interest expense, net	228	516	288	55.8
Other expense, net	72	55	(17)	(30.9)
Income taxes	—	—	—	n/a
Income attributable to the noncontrolling interest	5	2	(3)	(150.0)

Net income attributable to Environmental Tectonics Corporation	1,936	770	1,166	151.4%
Preferred stock dividend	(577)	(235)	(342)	(145.5)

Income applicable to common shareholders	$1,359	$535	$824	154.0%

Per share information (restated):
Basic earnings per common share:
Distributed earnings per share:
Common	$—	$—

Preferred	$0.05	$0.11

Undistributed earnings per share:
Common	$0.03	$0.04

Preferred	$0.04	$0.01

Diluted earnings per common share	$0.06	$0.05

Net Income
     The Company had a net income attributable to ETC of $1,936,000 or $0.06 per share (diluted) during the first quarter of fiscal 2011 compared to net income attributable to ETC of $770,000 or $0.05 per share (diluted), for the first quarter of fiscal 2010, representing an improvement of $1,166,000, 151.4%. The improvement reflected a significant increase in gross profit (reflecting the higher sales level) coupled with lower operating expenses and interest expense. Increased research and development expenses acted as a partial offsets.

Sales
     The following schedule presents the Company’s sales by segment, business unit and geographic area (amounts in thousands):

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
Gross Profit
     Gross profit for the first quarter of fiscal 2011 was $5,130,000 as compared to $4,427,000 in the first quarter of fiscal 2010, an increase of $703,000 or 15.9%. The improvement in gross profit was due to an increase in sales in both governmental and domestic sales partially offset by the reduction in higher margin international sales. As a percentage of sales, gross profit for the first quarter of fiscal 2011 was 42.3% compared to 46.2% for the same period a year ago. The 3.9 percentage point reduction in the gross margin rate as a percentage of sales primarily reflected reductions in the ATS and simulation product areas.

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
     On April 24, 2009, we entered into a transaction with Lenfest that provides for the following: (i) a $7,500,000 credit facility to be provided by Lenfest to ETC; (ii) exchange of the Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) an increase of the existing $15,000,000 revolving line of credit with PNC Bank to $20,000,000. Having adequate cash from operations and additional availability under new and existing credit lines allowed us to effectively and efficiently execute on our contracts. Additionally, we expect to be adequately cash funded throughout fiscal 2011. As of May 28, 2010, the Company had not utilized any of the $7.5 million available funding under the Lenfest credit facility.

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
Cash flows from operating activities:
     Cash flow from operating activities is driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.
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
Cash flows from investing activities:
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
Cash flows from financing activities:
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

Item 4. Controls and Procedures
     Following the submission of the Original Filing, ETC management determined that the Company’s disclosure controls and procedures were ineffective and that material weaknesses in internal control over financial reporting existed as of May 28, 2010, the end of the period covered by the Original Filing.
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
     ETC management has concluded that the following two material weaknesses existed as of the end of the period covered by the Original Filing:
     First, management performed and completed its annual report on internal control over financial reporting but failed to include the Annual Report in the Company’s Form 10-K for the period ended February 26, 2010. The failure to include the annual report was the result of an administrative error made during the preparation and filing of the Form 10-K.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Other Information
None.
Item 5. Exhibits

Number	Item
3.1	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.2	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated July 6, 2009, and are incorporated herein by reference.

10.1	Amendment to Loan Documents dated as of May 7, 2010, between the Registrant, H.F. Lenfest and PNC Bank, National Association was filed on June 1, 2010 as Exhibit 1.1 to Form 8-K and is incorporated by reference.

10.2	Amendment to Loan Documents dated as of June 2, 2010 between the Registrant and PNC Bank, National Association, (filed herewith).

31.1	Certification dated March 15, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated March 15, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Duane D. Deaner, Chief Financial Officer.

32	Certification dated March 15, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Duane D. Deaner, Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)
Date: March 15, 2011	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2011	By:	/s/ Duane Deaner
Duane Deaner,
Chief Financial Officer (Principal Financial and Accounting Officer)