Form 10-Q/A
period 2010-08-27
ENVIRONMENTAL TECTONICS CORP
filed 2011-03-15
CIK 33113

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

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2010 as originally filed with the Securities and Exchange Commission on October 6, 2010 (the “Original Filing”). This Amendment is being filed in response to comments provided in a series of letters by the staff of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of the Company’s Annual Report on Form 10-K for the period ended February 26, 2010, originally filed on May 27, 2010 (the “Comment Letters”).
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

2.	A restatement of the Company’s earnings per share on the consolidated statement of operations for the thirteen and twenty-six week periods ended August 27, 2010 and August 28, 2009 to correct an error in the method of calculating the participating feature of the Company’s preferred stock in the basic earning per share calculation. Please refer to Company’s Current Report on Form 8-K filed on November 30, 2010, for a further explanation of this restatement.
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

2.	Form 10-Q/A for the period ended May 28, 2010 originally filed on July 12, 2010 and amended on March 15, 2011; and

3.	Form 10-Q for the period ended November 26, 2010, filed January 10, 2011.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Environmental Tectonics Corporation
Condensed Consolidated Income Statements
(unaudited)
(in thousands, except share and per share information)

	Thirteen week		Twenty-six week
	Periods ended		Periods ended
	August 27,	August 28,	August 27,	August 28,
	2010	2009	2010	2009
	(restated)	(restated)	(restated)	(restated)
Net sales	$13,244	$9,860	$25,365	$19,441
Cost of goods sold	8,450	4,904	15,441	10,058

Gross profit	4,794	4,956	9,924	9,383

Operating expenses:
Selling and marketing	1,020	1,270	2,122	2,524
General and administrative	1,623	1,568	3,086	3,170
Research and development	240	227	564	455

	2,883	3,065	5,772	6,149

Operating income	1,911	1,891	4,152	3,234

Other expenses:
Interest expense	189	350	417	866
Loss on extinguishment of debt	—	224	—	224
Other, net	56	66	128	121

	245	640	545	1,211

Income before income taxes	1,666	1,251	3,607	2,023
Provision for income taxes	—	—	—	—

Net income	1,666	1,251	3,607	2,023
Income attributable to noncontrolling interest	—	2	5	4

Net income attributable to Environmental Tectonics Corporation	1,666	1,249	3,602	2,019
Preferred stock dividend	(568)	(460)	(1,145)	(695)

Income applicable to common shareholders	$1,098	$789	$2,457	$1,324

Per share information:
Basic earnings per common share:
Distributed earnings per share:
Common	$—	$—	$—	$—

Preferred	$0.05	$0.06	$0.10	$0.13

Undistributed earnings per share:
Common	$0.02	$0.03	$0.05	$0.06

Preferred	$0.03	$0.02	$0.07	$0.03

Diluted earnings per common share	$0.05	$0.05	$0.12	$0.09

Basic weighted average common shares:
Common shares	9,090,000	9,069,000	9,088,000	9,063,000
Participating Preferred shares	11,475,000	8,351,000	11,555,000	5,259,000

Total number of shares	20,565,000	17,420,000	20,643,000	14,322,000

Diluted weighted average common shares:
Basic common shares	20,565,000	17,420,000	20,643,000	14,322,000
Dilutive effect of stock warrants and options	360,000	34,000	361,000	184,000

Total number of shares	20,925,000	17,454,000	21,004,000	14,506,000

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

Environmental Tectonics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Twenty-six week periods ended
	August 27,	August 28,
	2010	2009
	(restated)	(restated)
Cash flows from operating activities:
Net income	$3,607	$2,023
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	727	982
Decrease in valuation allowance for deferred tax assets	(867)	—
Accretion of debt discount	55	132
Increase in allowances for accounts receivable and inventories, net	104	444
Stock compensation expense	49	—
Changes in operating assets and liabilities:
Accounts receivable	14,434	1,023
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,532)	(2,072)
Inventories	1,347	(359)
Prepaid expenses and other assets	(1,960)	247
Deferred tax assets, net	683	—
Accounts payable	(229)	(44)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,853)	(2,359)
Customer deposits	(112)	(712)
Accrued interest and dividends	86	—
Other accrued liabilities	181	1,232

Net cash provided by operating activities	5,720	537

Cash flows from investing activities:
Acquisition of equipment	(636)	(698)
Capitalized software development costs	(322)	(176)

Net cash used in investing activities	(958)	(874)

Cash flows from financing activities:
(Repayment) borrowings under line of credit	(1,155)	700
Repurchase of preferred stock	(1,500)	—
Issuance of common stock	20	1
Payment of preferred stock dividends	(1,145)	—
Payments of other debt obligations	(175)	(5)
Increase in restricted cash for performance guarantee	(2,726)	(12)

Net cash (used in) provided by financing activities	(6,681)	684

Effect of exchange rate changes on cash	365	99

Net decrease in cash	(1,554)	446
Cash at beginning of period	2,408	520

Cash at end of period	$854	$966

Supplemental schedule of cash flow information:
Interest paid	$174	$209
Income taxes paid	220	—

Supplemental information on non-cash operating and investing activities:
Accrued dividends on preferred stock	$569	$695
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
     On November 29, 2010, the Audit Committee of the Board of Directors of ETC concluded, based on the recommendation of management reached November 23, 2010, that the Company’s consolidated financial statements for the fiscal year ended February 26, 2010 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010, and the consolidated interim financial statements for the periods ended August 28, 2009, November 27, 2009, May 28, 2010 and August 27, 2010 contained in the Company’s Quarterly Reports on Form 10-Q for these periods, each as filed with the Securities and Exchange Commission (collectively, the “Reports”), should be restated to correct errors relating to the calculation and presentation of the Company’s earnings per share in accordance with United States generally accepted accounting principles, and as a result, could not be relied upon. Specifically, the Company incorrectly did not reflect the participating features of its Series D Preferred Stock and Series E Preferred Stock when calculating and presenting its earnings per share in the financial statements contained in the Reports.
     As a result of an error in the calculation of its earnings per share, the Company has restated in this Form 10-Q/A its earnings per share calculation for the thirteen and twenty-six week periods ended August 27, 2010 and August 28, 2009. See Note 3 — Earnings Per Share.
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
3. Earnings Per Common Share:
     The Company has restated its earnings per common share for the thirteen and twenty-six week periods ended August 27, 2010 and August 28, 2009 to apply the two-class method for computing and presenting earnings per share.
     The Company currently has one class of common stock (the “Common Stock”) and two classes of cumulative participating preferred stock, Series D and Series E (the “Preferred Stock”). Under its terms, the Preferred Stock is entitled to participate in any cash dividends on a one-for-one basis for the equivalent converted common shares as if the Preferred Stock were converted by the holder by the dividend record date. Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share — basic. In the prior issuance of earnings, the Company erroneously applied the if-converted method.
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
     At August 27, 2010, there was $22,396,000 of cumulative convertible participating preferred stock. These instruments were convertible at exercise prices of:
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
     The weighted average number of common shares related to the participating preferred stock for the twenty-six weeks ended August 28, 2009 includes the effect of the Series B and Series C Participating Preferred Stock, which were exchanged and cancelled in the July 2009 Lenfest Financing Transaction (the Lenfest Financing Transaction is discussed in Note 6). These shares were:
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

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     On August 27, 2010 and August 28, 2009, respectively, there were options to purchase the Company’s common stock totaling 156,185 and 157,652 shares at an average price of $6.06 and $5.90 per share. Given the conversion price of these common stock options, these shares were excluded from the calculation of diluted earnings per share since the effect of their conversion would be antidulutive.
     The effect of the restated earnings per share for the thirteen and twenty-six week periods ended August 27, 2010 is as follows:

	Thirteen week		Twenty-six week
	periods ended		periods ended
	August 27, 2010	August 27, 2010	August 27, 2010	August 27, 2010
	(restated)	(as originally	(restated)	(as originally
		reported)		reported)
	(amounts in thousands except share and per share information)
Earnings per share:
Basic earnings per share:
Net income attributable to Environmental Tectonics Corporation	$1,666	$1,666	$3,602	$3,602
Less preferred stock dividends	(568)	(568)	(1,145)	(1,145)

Income applicable to common shareholders	$1,098	$1,098	$2,457	$2,457

Basic earnings per share:
Common weighted average number of shares	9,090,000	9,090,000	9,088,000	9,088,000
Participating preferred weighted average number of common shares	11,475,000	—	11,555,000	—

Total weighted average number of shares	20,565,000	9,090,000	20,643,000	9,088,000

Distributed earnings per share:
Common	$—	$—	$—	$—

Preferred	$0.05	$—	$0.10	$—

Undistributed earnings per share:
Common	$0.02	$0.12	$0.05	$0.27

Preferred	$0.03	$—	$0.07	$—

Diluted earnings per share:
Total weighted average number of shares	20,565,000	9,090,000	20,643,000	9,088,000
Dilutive effect of preferred stock	—	11,269,000	—	11,269,000
Dilutive effect of stock options and stock warrants	360,000	360,000	361,000	361,000

Total diluted weighted average number of shares	20,925,000	20,719,000	21,004,000	20,718,000

Diluted earnings per share	$0.05	$0.08	$0.12	$0.17

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
     The effect of the restated earnings per share for the thirteen and twenty-six week periods ended August 28, 2009 is as follows:

	Thirteen week		Twenty-six week
	periods ended		periods ended
	August 28,	August 28,	August 28,	August 28,
	2009	2009 (as	2009	2009 (as
	(restated)	originally reported)	(restated)	originally reported)
Earnings per share:	(amounts in thousands except share and per share information)
Basic earnings per share:
Net income attributable to Environmental Tectonics Corporation	$1,249	$1,249	$2,019	$2,019
Less preferred stock dividends	(460)	(460)	(695)	(695)

Income applicable to common shareholders	$789	$789	$1,324	$1,324

Basic earnings per share:
Common weighted average number of shares	9,069,000	9,069,000	9,063,000	9,063,000
Participating preferred weighted average number of common shares	8,351,000	—	5,259,000	—

Total weighted average number of shares	17,420,000	9,069,000	14,322,000	9,063,000

Distributed earnings per share:
Common	$—	$—	$—	$—

Preferred	$0.06	$—	$0.13	$—

Undistributed earnings per share:
Common	$0.03	$0.09	$0.06	$0.15

Preferred	$0.02	$—	$0.03	$—

Diluted earnings per share:
Total weighted average number of shares	17,420,000	9,069,000	14,322,000	9,063,000
Dilutive effect of preferred stock	—	12,019,000	—	12,019,000
Dilutive effect of stock options and stock warrants	34,000	34,000	184,000	184,000

Total diluted weighted average number of shares	17,454,000	21,122,000	14,506,000	21,266,000

Diluted earnings per share	$0.05	$0.06	$0.09	$0.09

Environmental Tectonics Corporation
Notes to the Condensed Consolidated Financial Statements, continued
4. Inventories
     Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	August 27,	February 26,
	2010	2010
	(unaudited)
	(in thousands)

Raw materials	$—	$—
Work in process	3,444	4,764
Finished goods	223	350

Total	$3,667	$5,114

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
5. Accounts Receivable:
     The components of accounts receivable are as follows:

	August 27,	February 26,
	2010	2010
	(unaudited)
	(in thousands)

U.S. government	$1,276	$438
U.S. commercial	591	1,403
International	1,471	15,930

	3,338	17,771
Less: allowance for doubtful accounts	(420)	(415)

	$2,918	$17,356

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

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
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
Lenfest Financing Transaction
     On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”), which was approved by shareholders on July 2, 2009, with Lenfest that provided for the following: (i) a $7,500,000 credit facility provided by Lenfest to ETC, which expires on December 31, 2012; (ii) exchange of a $10 million Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the Company’s existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
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
     As of August 27, 2010, the Series D Preferred Stock totaled $155,000 and was convertible into 148,601 shares of the Company’s common stock. The Company has paid all Series D Preferred Stock dividends accruing through August 27, 2010.

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
Series E Preferred Stock
     In July 2009, the Company issued 23,741 shares of Series E Preferred Stock to Lenfest in connection with the Series E Exchange transaction. The shares of Series E Preferred Stock are convertible to common stock at a conversion price per share equal to $2.00 and would convert into 11,870,500 shares of ETC common stock.
     During the first six months of fiscal 2011, the Company repurchased and retired $1,500,000 (1,500 shares) of Series E Preferred Stock from Lenfest.
     As of August 27, 2010, the Series E Preferred Stock totaled $22,241,000 and was convertible into 11,120,500 shares of the Company’s common stock. The Company has paid all Series E Preferred Stock dividends accruing through August 27, 2010.
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

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
7. Fair Value of Financial Instruments
     The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity associated with these instruments. Derivative financial instruments are recorded at fair value.
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. The Company adopted the provisions of Accounting Standards Codification (“ASC” 820 Fair Value Measurements and Disclosures. The Company did not elect the fair value option. The levels of input are:
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

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
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

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
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

	Training Services	Control Systems
	Group (TSG)	Group (CSG)	Corporate	Company Total
		(amounts in thousands)

Thirteen week period ended August 27, 2010:
Net sales	$8,675	$4,569	$—	$13,244
Interest expense	183	6	—	189
Depreciation and amortization	305	76	—	381
Operating income (loss)	1,373	813	(275)	1,911
Income tax benefit	—	—	—	—
Identifiable assets	21,101	3,611	19,688	44,400
Expenditures for segment assets	198	119	62	379

Thirteen week period ended August 28, 2009:
Net sales	$6,391	$3,469	$—	$9,860
Interest expense	128	222	—	350
Depreciation and amortization	345	76	—	421
Operating income (loss)	1,938	316	(363)	1,891
Income tax benefit	—	—	—	—
Identifiable assets	5,388	5,629	25,616	36,633
Expenditures for segment assets	170	132	—	302

	Thirteen weeks	Thirteen weeks
	ended August 27,	ended August 28,
	2010:	2009
Reconciliation to consolidated net income attributable to Environmental Tectonics Corporation:
Operating income	$1,911	$1,891
Interest expense	(189)	(350)
Other, net	(56)	(66)
Loss on extinguishment of debt	—	(224)
Income attributable to the noncontrolling interest	—	(2)

Net income attributable to Environmental Tectonics Corporation	$1,666	$1,249

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
10. Segment Information (unaudited) (cont’d):

	Training Services	Control Systems
	Group (TSG)	Group (CSG)	Corporate	Company Total
	(amounts in thousands)
Twenty-six week period ended August 27, 2010:
Net sales	$16,607	$8,758	$—	$25,365
Interest expense	317	100	—	417
Depreciation and amortization	497	230	—	727
Operating income (loss)	2,782	1,923	(553)	4,152
Income tax benefit	—	—	—	—
Identifiable assets	21,101	3,611	19,688	44,400
Expenditures for segment assets	574	200	184	958

Twenty-six week period ended August 28, 2009:
Net sales	$13,306	$6,135	$—	$19,441
Interest expense	427	439	—	866
Depreciation and amortization	495	487	—	982
Operating income (loss)	3,832	146	(744)	3,234
Income tax benefit	—	—	—	—
Identifiable assets	5,388	5,629	25,616	36,633
Expenditures for segment assets	411	287	—	698

	Twenty-six weeks	Twenty-six weeks
	ended August 27,	ended August 28,
	2010:	2009
Reconciliation to consolidated net income attributable to Environmental Tectonics Corporation:
Operating income	$4,152	$3,234
Interest expense	(417)	(866)
Other, net	(128)	(121)
Loss on extinguishment of debt	—	(224)
Income attributable to the noncontrolling interest	(5)	(4)

Net income attributable to Environmental Tectonics Corporation	$3,602	$2,019

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
     Adequate cash availability, both from operations and under our loan agreements, is an important factor which allows us to efficiently produce and fulfill delivery obligations under our large multi-year contracts. These contracts require significant cash outlays for materials during certain phases of production. Additionally, as our backlog and performance have grown, cash requirements for general operations have expanded.\
     On April 24, 2009, we entered into a transaction with H. F. Lenfest (“Lenfest”), a member of our Board of Directors and a significant shareholder, that provided for the following: (i) a $7,500,000 credit facility to be provided by Lenfest to ETC; (ii) exchange of a Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) an increase of the existing $15,000,000 revolving line of credit with PNC Bank to $20,000,000. During fiscal 2011, the Company has repurchased $1,500,000 of the Series E Preferred Stock.
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
     During the first half of fiscal 2011, we repurchased $1,500,000 of Series E Preferred Stock from Lenfest.
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
     Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 26, 2010.

Results of Operations
Thirteen week period ended August 27, 2010 compared to the thirteen week period ended August 28, 2009
     We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	Thirteen week	Thirteen week
	period ended	period ended
	August 27,	August 28,
	2010	2009	Variance	Variance
	(Restated)	(Restated)	$	%
	(amounts in thousands)		( ) =Unfavorable

Sales:
Domestic	$2,418	$2,877	$(459)	(16.0)%
US Government	6,587	1,676	4,911	293.0
International	4,239	5,307	(1,068)	(20.1)

Total sales	13,244	9,860	3,384	34.3

Gross profit	4,794	4,956	(162)	(3.3)

Selling and marketing expenses	1,020	1,270	250	19.7
General and administrative expenses	1,623	1,568	(55)	(3.5)
Research and development expenses	240	227	(13)	(5.7)

Operating income	1,911	1,891	20	1.1
Interest expense, net	189	350	161	46.0
Other expense, net	56	66	10	15.2
Loss on extinguishment of debt	—	224	224	100.0
Income taxes	—	—	—	n/a
Income attributable to the noncontrolling interest	—	2	2	100.0

Net income attributable to Environmental Tectonics Corporation	1,666	1,249	$417	33.4%
Preferred stock dividend	(568)	(460)	(108)	(23.5)

Income applicable to common shareholders	$1,098	$789	$309	39.2

Per share information (restated):
Basic earnings per common share:
Distributed earnings per share:
Common	$—	$—

Preferred	$0.05	$0.06

Undistributed earnings per share:
Common	$0.02	$0.03

Preferred	$0.03	$0.02

Diluted earnings per common share	$0.05	$0.05

Net Income
     The Company had net income attributable to ETC of $1,666,000 or $0.05 per share (diluted) during the second quarter of fiscal 2011 compared to net income attributable to ETC of $1,249,000 or $0.05 per share (diluted), for the second quarter of fiscal 2010, representing an increase of $417,000 or 33.4%. The increase reflected a reduction in selling and marketing expenses, interest expense and a loss on extinguishment of debt of $224,000, which the Company recognized in the prior year.

Sales
     The following schedule presents the Company’s sales by segment, business unit and geographic area (amounts in thousands):

		Thirteen week period ended				Thirteen week period ended
		August 27, 2010				August 28, 2009
Segment sales:	Domestic	USG	International	Total	Domestic	USG	International	Total

Training Services Group:
Pilot Training Services	$59	$4,952	$2,868	$7,879	$35	$1,115	$3,070	$4,220
Simulation	227	—	165	392	84	—	1,609	1,693
ETC-PZL and other	94	—	310	404	203	—	275	478

Total	$380	$4,952	$3,343	$8,675	$322	$1,115	$4,954	$6,391

Control Systems Group:
Environmental	$113	$1,635	$886	$2,634	$339	$561	$36	$936
Sterilizers	1,117	—	—	1,117	1,566	—	—	1,566
Hyperbaric	355	`	—	355	289	`	303	592
Service and spares	453	—	10	463	361	—	14	375

Total	2,038	1,635	896	4,569	2,555	561	353	3,469

Company total	$2,418	$6,587	$4,239	$13,244	$2,877	$1,676	$5,307	$9,860

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
Gross Profit
     Gross profit for the second quarter of fiscal 2011 was $4,794,000 as compared to $4,956,000 in the second quarter of fiscal 2010, a decrease of $162,000 or 3.3%. As a percentage of sales, gross profit for the second quarter of fiscal 2011 was 36.2% compared to 50.3% for the same period a year ago. The decrease in gross profit reflects a 14.1 percentage point reduction in the gross margin rate as a percentage of sales due to the higher concentration of U.S. Government contract work compared to higher margin international sales in the prior period.
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

	Summary Table of Results
	Twenty-six	Twenty-six week
	week period ended	period ended
	August 27,	August 28,
	2010	2009	Variance	Variance
	(Restated)	(Restated)	$	%
	(amounts in thousands)		( ) = Unfavorable

Sales:
Domestic	$5,336	$4,836	$500	10.3%
US Government	10,573	3,512	7,061	201.1
International	9,456	11,093	(1,637)	(14.8)

Total sales	25,365	19,441	5,924	30.5

Gross profit	9,924	9,383	541	5.8

Selling and marketing expenses	2,122	2,524	402	15.9
General and administrative expenses	3,086	3,170	84	2.6
Research and development expenses	564	455	(109)	(24.0)

Operating income	4,152	3,234	918	28.4
Interest expense, net	417	866	449	51.9
Other expense, net	128	121	(7)	(5.8)
Loss on extinguishment of debt	—	224	224	100.0
Income taxes	—	—	—	n/a
Income attributable to the noncontrolling interest	5	4	(1)	(25.0)

Net income attributable to Environmental Tectonics Corporation	3,602	2,019	1,583	78.4%
Preferred stock dividend	(1,145)	(695)	(450)	(64.7)

Income applicable to common shareholders	$2,457	$1,324	$1,133	85.6

Per share information (restated):
Basic earnings per common share:
Distributed earnings per share:
Common	$—	$—

Preferred	$0.10	$0.13

Undistributed earnings per share:
Common	$0.05	$0.06

Preferred	$0.07	$0.03

Diluted earnings per common share	$0.12	$0.09

Net Income
     The Company had a net income attributable to ETC of $3,602,000 or $0.12 per share (diluted) during the first half of fiscal 2011 compared to net income attributable to ETC of $2,019,000 or $0.09 (diluted), for the first half of fiscal 2010, representing an improvement of $1,583,000 or 78.4%. The improvement reflected an increase in gross profit (reflecting the higher sales level) coupled with lower operating expenses and interest expense. Increased research and development expenses acted as a partial offset. Due to the utilization of net operating loss carryforwards, no provision for income taxes was recorded in the first half of fiscal 2011 and 2010.

Sales
     The following schedule presents the Company’s sales by segment, business unit and geographic area:

	(amounts in thousands)
	Twenty-six week period ended				Twenty-six week period ended
	August 27, 2010				August 28, 2009
Segment sales:	Domestic	USG	International	Total	Domestic	USG	International	Total

Training Services Group:
Pilot Training Services	$60	$8,955	$6,601	$15,616	$71	$2,460	$6,986	$9,517
Simulation	227	—	261	488	285	—	2,753	3,038
ETC-PZL and other	127	—	376	503	294	—	457	751

Total	$414	$8,955	$7,238	$16,607	$650	$2,460	$10,196	$13,306

Control Systems Group:
Environmental	$221	$1,618	$1,863	$3,702	$713	$1,052	$305	$2,070
Sterilizers	2,842	—	—	2,842	1,784	—	—	1,784
Hyperbaric	965	—	199	1,164	917	—	486	1,403
Service and spares	894	—	156	1,050	772	—	106	878

Total	4,922	1,618	2,218	8,758	4,186	1,052	897	6,135

Company total	$5,336	$10,573	$9,456	$25,365	$4,836	$3,512	$11,093	$19,441

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
Gross Profit
     Gross profit for the first half of fiscal 2011 was $9,924,000 as compared to $9,383,000 in the first half of fiscal 2010, an increase of $541,000 or 5.8%. The improvement in gross profit was due to an increase in both governmental and domestic sales, and was partially offset by the reduction in higher margin international sales. As a percentage of sales, gross profit for the first half of fiscal 2011 was 39.1% compared to 48.3% for the same period a year ago. The 9.2 percentage point reduction in the gross margin rate as a percentage of sales primarily reflected reductions in the ATS and simulation product areas.
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

Item 4. Controls and Procedures
     Following the submission of the Original Filing, ETC management determined that the Company’s disclosure controls and procedures were ineffective and that material weaknesses in internal control over financial reporting existed as of August 27, 2010, the end of the period covered by the Original Filing.
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