Form 10-K
period 2011-02-25
ENVIRONMENTAL TECTONICS CORP
filed 2011-05-26
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 25, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 1-10655

ENVIRONMENTAL TECTONICS CORPORATION
(Exact name of Registrant as specified in its Charter)
State or other jurisdiction of incorporation or organization: Pennsylvania
I.R.S. Employer Identification No.: 23-1714256
Address of principal executive offices: 125 James Way, County Line Industrial Park, Southampton, PA 18966
Registrant’s telephone number, including area code: (215) 355-9100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.05 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐  No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐   No ☒

As of August 28, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $16,966,000 based upon the closing sale price of the registrant’s Common Stock on the Over the Counter Bulletin Board of $3.05 on such date.  (The information provided is not an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed.  The information provided is solely for record keeping purposes of the Securities and Exchange Commission.)

As of April 29, 2011, there were 9,104,601 shares of the registrant’s Common Stock issued and outstanding.

Documents incorporated by reference:

Parts I and II - Portions of the Registrant’s Annual Report to Shareholders for the fiscal year covered by this Form 10-K (the “Annual Report to Shareholders”), which portions are included as an exhibit to this Form 10-K.

PART III – Portions of Registrant’s Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of Registrant’s fiscal year covered by this Form 10-K.

ENVIRONMENTAL TECTONICS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
FEBRUARY 25, 2011

When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation.

FORWARD-LOOKING STATEMENTS

Discussions of some of the matters contained in this Annual Report on Form 10-K for ETC may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and, as such, may involve risks and uncertainties. Some of these discussions are contained under the captions “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including, but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors.  Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in this Annual Report on Form 10-K, in the section entitled “Risk Factors.”  Shareholders are urged to review these risks carefully prior to making an investment in the Company’s Common Stock.

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

We operate in two business segments – Training Services Group (“TSG”) and Control Systems Group (“CSG”). TSG operations encompass the design, manufacture and sale of training products and services of ETC’s core technologies including:

•	software driven products and services used to create and monitor the physiological effects of flight;

•	high performance jet tactical flight simulation; and

•	driving and disaster simulation systems.

TSG product categories include Aircrew Training Systems (ATS), flight simulators and disaster management.

CSG operations encompass the design, manufacture and sale of core technologies including:

•	steam and gas sterilization;

•	environmental testing and simulation devices for the automotive industry; and

•	hyperbaric (100% oxygen) and hypobaric (altitude) chambers.

CSG products include sterilizers, environmental control devices, monoplace and multiplace chambers and parts and service support.

Revenue and other financial information regarding our segments may be found in Note 10 – Business Segment Information of the Notes to the Consolidated Financial Statements in Exhibit 13.

Product Development

Technological improvement and enhancement is an integral part of our business and philosophy. New ideas and products come from customer feedback based on the markets in which they operate, and from all levels of our design and engineering staff. Within the TSG segment, product development emphasizes additional functionality and fidelity, enhancing control systems and software graphics and exploring commercial possibilities. Our recent product development efforts are as follows:

TSG Segment

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

During fiscal 2011, we were awarded a contract by the United States Air Force to provide a suite of altitude chambers. The contract, valued at over $38 million, calls for the June 2013 delivery of a suite of four altitude chambers to the 711th Human Performance Wing at Wright Patterson Air Force Base in Dayton, Ohio. The chambers will support research activities to investigate and develop solutions for current and future Department of Defense aviation and space operations. The cutting edge research capabilities of these altitude chambers will allow investigation of physiological issues associated with exposure to medium and high altitudes in extreme environments as well as equipment development, qualification and human rating.

Upset Recovery Training (URT)

Loss of control in flight is a major cause factor in loss of life and hull damage in aircraft accidents.  Modern day commercial aviation currently has no requirement for training of pilots to deal with these situations, commonly referred to as “upsets.” Twenty years ago, 80% of civilian pilots were from a military training background; today this percentage is down to 20%. Realistic training for responding to and recovering from upsets, or URT, requires more than a non-centrifuged-based simulator because non-centrifuge-based simulators do not reproduce the physiological stresses and disorientation that a pilot experiences during an actual upset.  We believe our GYROLAB simulator series is an answer to providing pilots with the dynamic environment necessary for effective training.

ETC’s GYROLAB has been utilized in numerous research studies, including in conjunction with research funded by the Federal Aviation Administration (FAA) and the National Aeronautics and Space Administration (NASA). These studies are focused on comparing the benefits of various types of URT.  The Company anticipates that this simulator will have significant application in the training of commercial airline pilots.

Advanced Disaster Management Simulator (“ADMS”)

Our Simulation Division based in Orlando, Florida continues development of their software-driven disaster scenario products. ETC-PZL, our subsidiary in Poland, provides software support on the ADMS software platform while engineers in our Orlando office expand our library of visual environments and incidents, incorporating additional functionality and applications. We now offer training in aircraft accidents, hazardous material incidents, train and tunnel incidents, major traffic accidents, structural fires in high-rise, commercial, industrial and apartment buildings, large wildfires, terrorist attacks, bomb threats and explosions and school shootings, among others.

In fiscal 2011, we experienced continued interest for our ADMS product at the state community college level. Additional scenarios were delivered under a prior year contract for multiple ADMS-COMMAND units to a national training institute in the Middle East. This simulator included several team training systems, customized scenarios, regionalized environments, and models of appropriate vehicles, equipment, responders, and citizens. The system was delivered in Arabic with specific evaluation, scoring, and record keeping components to train and assess individuals and teams according to the country’s national standards. A two-year service, support, and scenario expansion package was also included. The ADMS-COMMAND systems will be used to train emergency responders in command and control. Trainees will exercise in dynamic scenarios in realistic virtual environments. Fires, hazardous material releases, and victims’ health status react dynamically to mitigation efforts, offering real-world incident conditions and realistic experiences for trainees.

In fiscal 2010, we completed a contract for the New York City Office of Emergency Management to supply a multi-station ADMS COMMAND, our most advanced training system. This system included a turnkey, multi-discipline team-training system with a comprehensive library of customized training scenarios. We believe that our simulators are an integral component of the overall New York City’s Citywide Incident Management System Training Program.

In September 2010, we were awarded a contract from the United States Air Force, Air Education and Training Command to implement ADMS into the fire officer training program at the Louis F. Garland Department of Defense (DoD) Fire Training Academy located at the 312th Training Squadron at Goodfellow Air Force Base (AFB), San Angelo, Texas. For this contract, ETC will team with the Adayana Government Group (“Adayana”) who will provide project management and associated consulting services.  The ADMS simulator will include a virtual replica of Norma Brown AFB, staffed vehicles, and a variety of scenarios including aircraft incidents and structural fires. Norma Brown is a tabletop model of a fictitious air force base that has been used by the Fire Academy for three decades to provide incident command training. ADMS will bring Norma Brown AFB to life by creating a complete environment, and dynamic, interactive scenarios. Fire officers will be trained using ADMS to invoke higher-order thinking to enhance decision making, problem solving, and communications in their roles as incident commanders according to the National Incident Management System.  The capstone training exercise using ADMS includes formal evaluations as part of the curriculum. The first simulator will have three Commander Positions for the Incident Commander, Operations Chief and Safety officer, and an Exercise Control Station for the Instructor/Facilitator. The complete system is portable and will be used in-residence and deployed with Mobile Training Teams for on-site training.  Adayana will conduct the analysis and develop the design documentation in conjunction with ETC, who will develop the Incident Management Simulator that will be part of the customized solutions.  Both companies will assist in the integration and testing, delivery, and training of the Academy personnel.

CSG Segment

 Sterilizer Division

Our industrial sterilizers, which can utilize either steam or ethylene oxide as the sterilizing agent, are sold to the animal research, medical device, and pharmaceutical sectors.  Sterilizers are designed for general processing of medical equipment, cages, racks, carts, linens, gowns, and other miscellaneous items.  When products cannot withstand the high temperature or high humidity conditions of steam sterilization, chemical sterilization using ethylene oxide gas is an available option.

During 2011, performance was mixed in our two sterilizer product lines. The Ethylene Oxide (EtO) Sterilization Systems market was strong as we were awarded two major contracts from major multi-national corporations totaling almost $8 million for multiple large units. The contracts call for industrial EtO Systems, sophisticated material handling systems, emissions control systems and validation consulting work. Each of the sterilizer systems will include ETC’s PRO-GENESIS Advantage control system.

Conversely, our steam product line continued to suffer from the significant reduction in U.S. Government grant awards for facility expansions and modernizations in colleges and universities. This market has been the main source of contract awards in recent years.

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

Hyperbaric Division

Hyperbaric oxygen therapy (HBOT) is the medical use of 100% oxygen at a level higher than atmospheric pressure.  Among other uses, HBOT is used to treat decompression sickness, carbon monoxide poisoning, and to enhance certain wound healing.  A monoplace chamber provides a cylindrical environment for one person to receive HBOT.

During fiscal 2011, the Company introduced a new BARA-MED® Select monoplace hyperbaric chamber. This new chamber, which is an addition to ETC’s monoplace line, includes an undercarriage gurney storage for optimized space usage and features a fourth-generation, automated computerized operating system for control and recordkeeping, a passive pressure relief mattress, SMOOTH-RIDE™, and an adjustable height gurney and computerized treatment protocols.

With respect to Electronic Medical Records (EMR), our engineering staff has addressed this part of the federal government’s plan to modernize the nation’s healthcare system by developing O.S.C.A.R.™ (Operating System for Control and Recordkeeping). O.S.C.A.R. is a computer-based pressure vessel control device designed for single compartment (i.e., monoplace)  hyperbaric chambers.  The technology in O.S.C.A.R. has the potential to provide comprehensive EMR of the Hyperbaric Oxygen Therapy (HBOT) each patient receives. During fiscal 2011, the Company obtained FDA 510-k clearance for the use of O.S.C.A.R., the first stand alone computer hyperbaric oxygen control system intended for use as an ancillary device. The innovation behind O.S.C.A.R. is a proprietary software system that allows hyperbaric technicians to program, manage, and reproduce the HBOT protocol time after time with the same accuracy of the first treatment. This proprietary software is included in each of our BARA-MED® computerized monoplace chambers.

In September 2010, we were awarded a significant order for monoplaces from a long standing Japanese customer. We have been the major supplier of monoplaces for this customer for many years. Next to the domestic 50 states, Japan is our second largest market for hyperbaric chambers.

Environmental Division

Our Environmental Division provides equipment for testing and research purposes. Applications include automotive engine development, automotive air conditioning systems, fuels, lubricants, and various other automotive test and research applications.

This business unit has suffered in recent years from the downturn in the domestic automotive market. However, during fiscal 2011 we did see some limited signs of a market recovery and were awarded three contracts totaling almost $1.7 million. These contracts consisted of an order for multiple pre-conditioning and aeration units by a major domestic medical device manufacturer and an order for an altitude simulation system by a Turkish company.

Marketing

We utilize both employees and independent representatives to market our products and services. At February 25, 2011, approximately thirty (30) employees were committed to sales and marketing functions. We have branch offices in England, Turkey, Egypt, the United Arab Emirates and Malaysia, and representatives in China and India. Internationally, we contract with numerous independent sales representatives and organizations

Subsidiaries

We presently have one major operating subsidiary and three other legal entities. ETC-PZL Aerospace Industries, our 95%-owned subsidiary, is a Polish corporation that manufactures simulators and provides software to support our domestic products. ETC-Europe, our 99%-owned subsidiary, functions as a sales office in the United Kingdom. NASTAR Center LLC is our wholly-owned Delaware subsidiary which includes our NASTAR Center.

Suppliers

The components being used in the assembly of systems and the parts used to manufacture our products are purchased from equipment manufacturers, electronics supply firms and others. Generally we have historically had little difficulty in obtaining supplies. Further, most of the raw materials, parts, components and other supplies which we use to manufacture our products can be obtained at competitive prices from alternate sources should existing sources of supply become unavailable. However, on any given job, the late delivery of a component or part can create delays in the delivery of a product.  We do maintain designs, drawings, molds, tools, safety stock, alternate vendors, and other techniques to eliminate or mitigate the effects of the loss of a single source vendor.

To support our backlog, we have formed Team ETC, a vendor teaming arrangement which includes approximately thirty of our most valuable vendors. Formation of this Team expands our design and manufacturing capabilities to support large, multiple year contracts.

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

Customers

Throughout most of our history, in any given fiscal year a substantial portion of our revenues reflect significant contracts with a small number of customers. These customers tend to vary from year to year. Although many of these accounts are long time customers and over time tend to order additional or replacement products, upgrades or devices, we do not depend upon repeat orders from these same customers. We sell our Aircrew Training Systems principally to U.S. and foreign governmental agencies. Our ADMS products are sold domestically primarily to municipalities and quasi-governmental agencies and internationally to training schools and academies. In our CSG group, most of our sterilizer sales are domestic while environmental systems and hyperbaric sales include both domestic and international sales.

In fiscal 2011, sales to three customers totaled $38,123,000, and represented 68.8% of net sales.  In fiscal 2010, sales to two customers totaled $10,536,000, or 24.6%, of total sales. For fiscal 2011, international sales totaling at least $500,000 per country, listed in order of magnitude, were made to customers in South Korea, Saudi Arabia, Malaysia and Japan. Additionally, two customers represented a total of $80,184,000, or 76.0%, of ETC’s total backlog of $105,534,000 as of February 25, 2011. Comparable figures at February 26, 2010 were three customers representing $85,724,000 or 88.4% of a total backlog of $96,964,000.   See also the Risk Factors below the headings “During the current and prior fiscal years, our core business, aircrew training systems, was awarded three large multi-year contracts from the U.S. Department of Defense and a large multi-year contract with a major international defense agency. Contracts such as these are infrequent and inconsistent” and “Our sources of revenues are not consistent; they tend to be concentrated within a few contracts with a few customers and in a particular mix. It cannot be assumed that any of these contracts, customers or mix will recur in future years.”

We do not have any relationship with these customers other than as customers.  We are continuing to conduct business with these customers in fiscal 2012.

Foreign and Domestic Operations and Export Sales

The following schedule presents sales information by geographic area (amounts in thousands except percentages):

	Fiscal year ended February 25, 2011		Fiscal year ended February 26, 2010
Geographic area:	Sales	%	Sales	%
Domestic	$12,181	22.0%	$12,870	30.5%
US Government	23,271	42.0%	7,711	18.2%
International	19,999	36.0%	21,690	51.3%
Total	$55,451	100.0%	$42,271	100.0%

We do not believe that the distribution of our sales between Domestic, U.S. Government and International for any particular period is necessarily indicative of the distribution expected for any other period.

We derive a large portion of our sales from long-term contracts requiring more than one year to complete. We account for sales under long-term contracts on the percentage of completion (“POC”) basis. Contracts under POC accounted for $45,819,000 (82.6%) and $29,066,000 (68.8%) of our total revenues during fiscal 2011 and 2010, respectively.

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

Product Warranties and Service

We provide warranties against defects in materials and workmanship in our products.  Warranty periods for our products generally range from 90 days to two years. We maintain a general provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed. The assumptions we use to estimate warranty accruals are evaluated periodically in light of actual experience and management’s estimates of future claims, and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective and based on estimates, and actual experience may be different than our accruals.

Manufacturing Facilities

Our manufacturing is located on a five-acre site owned by the Company in Southampton, Pennsylvania, a northern suburb of Philadelphia.  We have approximately 64,000 square feet devoted to manufacturing, assembly and testing. We are an ISO 9001 certified manufacturer. We have instituted the Lean Manufacturing process with the intent of streamlining project execution and reducing costs and we intend to continue to optimize the process in the foreseeable future.  Given the significantly increased volume and nature (i.e., large devices) of additional work, we are considering renting additional manufacturing capacity in the Southampton area.

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

Sales Backlog

Below is a breakdown of the Company’s February 25, 2011 sales backlog (amounts in thousands except percentages):

	Business segment:
Geographic area:	TSG	CSG	Total	%
Domestic	$1,352	$6,972	$8,324	7.9%
US Government	30,956	35,004	65,960	62.5
International (Commercial and Government)	25,785	5,465	31,250	29.6
Total	$58,093	$47,441	$105,534	100.0%
% of total	55.0%	45.0%	100.0%

Our sales backlog at February 25, 2011, for work to be performed and revenue to be recognized under written agreements after such dates, was $105,534,000. Of the February 25, 2011 sales backlog, one product line (aircrew training systems) represented at least 10% of the total backlog (the aircrew training systems backlog is $51,661,000, or 49.0%, of the total backlog). Additionally, two customers represented a total of $80,184,000, or 76.0%, of ETC’s total backlog at February 25, 2011.

We expect to complete approximately 60% of the February 25, 2011 sales backlog prior to February 24, 2012, the end of our 2012 fiscal year. Of the February 26, 2010 sales backlog, we completed approximately 42% by February 25, 2011.

Of significance is the continued shift in the mix in fiscal year-end backlog to U.S. Governmental contracts. At February 25, 2011, this category constituted 62.5% of the total backlog and at February 26, 2010, U.S. Government contracts constituted 51.0% of the total backlog. It is also important to note that almost the entire U.S. Government backlog at February 25, 2011 reflected contracts awarded under funding allocated to the Base Realignment and Closure Act (BRAC). It should not be assumed that significant U.S. Government contracts of this magnitude would necessarily be awarded in the future.

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

Some competing firms have technical expertise and production capabilities in one or more of the areas involved in the design and production of physiological flight training equipment, environmental systems, and other specially designed products, and compete with us for this business. Awards for any particular project are determined by various factors, including the technological requirements of the project, financial capability, reliability, product performance, past performance and price. Competition for our aeromedical products has increased in recent years.

We face competition in the sale of the larger, custom-designed industrial sterilizers both from other manufacturers and from our customers’ in-house production capabilities. Most of our competition for environmental products comes from small manufacturers, while the hyperbaric monoplace line has two major competitors.

We believe that we are a significant participant in the markets in which we compete, such as air crew training systems and disaster management simulation software, where we believe that we have a technical advantage.

Compliance with Environmental Laws

We did not incur during fiscal 2011, nor do we anticipate incurring during fiscal 2012, any material capital expenditures to maintain compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position. We believe that we are currently in compliance with federal, state and local statutes, rules and regulations concerning the discharge of materials into the environment.

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

Compliance with Export Controls

Depending on the product, customer, location and the application or use, some of our aeromedical products require an export license from the U.S. Departments of Commerce or State. Certain international letters of credit for contracts which include controlled equipment may also include the requirement for us to obtain export licenses before applying for payments. We have an Export License Compliance Program which covers all key aspects of the International Traffic in Arms Regulations (“ITAR”).  The U.S. Directorate of Defense Trade Controls is charged with controlling the export and temporary import of defense articles and defense services covered by the ITAR.  Although most export licenses are readily obtainable in a reasonable timeframe, depending on the equipment and customer, some of our international contracts for aeromedical equipment include the issuance of an export license as a force majeure (a natural and unavoidable catastrophe that disrupts the expected course of events) exception for any contract penalties or liquidated damages.

Employees

On February 25, 2011, we had 321 full-time employees and two part-time employees (compared to 273 full-time employees a year ago), of which five were employed in executive positions, 113 were engineers, engineering designers, or draftspersons, 90 were administrative (sales, sales support, accounting and general administrative and executive) and clerical personnel, and 120 were engaged principally in production, operations and field support. A total of 217 employees were stationed in our Southampton, Pennsylvania corporate headquarters.

Available Information

Our Internet address is www.etcusa.com. The content on our website is available for informational purposes only. You should not rely upon such content for investment purposes and such content is not incorporated by reference into this Form 10-K.

We make available free of charge, on our Internet website under the heading “Investor Relations,” this Annual Report on Form 10-K, our Proxy Statement, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also make available on or through our website copies of our key corporate governance documents, including our Charters for the Audit Committee, Compensation Committee, and the Nominating and Governance Committee of the Board of Directors and our Codes of Ethics and Conduct. Shareholders may request free copies of these documents from our Investor Relations Department by writing to Environmental Tectonics Corporation, Investor Relations, 125 James Way, Southampton, PA 19866, by calling (215) 355-9100, or by sending an email request to invest@etcusa.com.

Item 1A. Risk Factors

RISK FACTORS

Our business is subject to numerous risks and uncertainties which could cause our actual operating results to be materially different from those expressed or implied in any of our public announcements or filings, including this Annual Report on Form 10-K for the fiscal year ended February 25, 2011. These risks and uncertainties include the following items, which do not represent a comprehensive list of all the risks and uncertainties associated with our business.

Our Common Stock is currently quoted on the Over-the-Counter – OTCQB market tier which may limit purchase and sale of our Common Stock.

Our Common Stock is quoted over-the-counter on the OTCQB market tier (“OTCQB”).  Certain investors, for example, institutional investors, have policies and regulations that may not allow investment in our common stock because it is quoted on the OTCQB. This may limit trading volume and affect the price of our common stock.

In general, the market price of securities of thinly traded public companies has historically faced significant volatility. Our common stock does not experience a significant average daily trading volume. Accordingly, if one shareholder either elects to purchase or sell a block of our Common Stock, it may have a significant effect on the current trading price. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Factors that have influenced the trading prices for our common stock include, but are not limited to, the following:

•	actual or anticipated operating results;
•	market conditions in the industries in which we compete;
•	announcements by competitors;
•	results of litigation;
•	regulatory actions; and
•	general economic conditions.

Any of the above factors would likely affect the market price of our Common Stock.

During the current and prior fiscal years, our core business, aircrew training systems, was awarded three large multi-year contracts from the U.S. Department of Defense and a large multi-year contract with a major international defense agency. Contracts such as these are infrequent and inconsistent.

As of February 25, 2011, $64.2 million of our backlog was for three contracts awarded under Base Realignment and Closure Act (BRAC) funds. BRAC has a specific focus and purpose and funds allocation. Although possible, it should not be assumed that additional awards will be obtained under BRAC nor that additional funding under BRAC will be available.  If we are unsuccessful in obtaining additional contracts under BRAC funding our financial performance could be significantly negatively impacted.

Additionally, $21.8 million of our backlog represented one large international contract.

Given the current political and economic environment, and the extremely competitive nature of U.S. and international defense contracts, there is no assurance that we will be successful in obtaining additional major contracts.

We have spent significant funds over the prior years to develop advanced technologies to support the defense simulator industry and our cost of software, plant assets and operating expenses is relatively high in comparison to our revenue base. Also, the cost of preparing these complicated proposals is significant. Depending on the size and nature of the technical proposal, preparation costs (including pre-engineering costs) can exceed $500,000.  Any of these costs related to enhancing existing products (via additional application or functionality) may be initially appropriately capitalized into inventory and then transferred to cost of goods sold upon receipt of a relevant contract of contracts.

Consequently, our financial performance is highly dependent upon obtaining these contracts.

There is a risk of an unfavorable outcome in litigation and resulting negative financial impact on our cash flow and operating results.

Our business, which involves primarily large long-term contracts for the manufacture of unique equipment, is subject to risks related to litigation. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

Our sources of revenues are not consistent; they tend to be concentrated within a few contracts with a few customers and in a particular mix. It cannot be assumed that any of these contracts, customers or mix will recur in future years.

In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of contracts and customers.  In fiscal 2011, sales to three customers totaling $38,123,000, represented 68.8% of net sales.  In fiscal 2010, sales to two customers, represented in total $10,536,000, or 24.6%, of total sales.  Additionally, two customers represented a total of $80,184,000, or 76.0%, of ETC’s total backlog of $105,534,000 at February 25, 2011. Comparable figures at February 26, 2010 were three customers representing $85,724,000, or 88.4%, of a total backlog of $96,964,000.

Of significance is the continued mix shift in fiscal year-end backlog to U.S. Governmental contracts. At February 25, 2011, this category constituted 61.5% of the total backlog and at February 26, 2010, U.S. Government contracts constituted 51.0% of the total backlog. It is also important to note that almost the entire U.S. Government backlog at February 25, 2011 reflected contracts awarded under funding allocated to the Base Realignment and Closure Act (BRAC). It should not be assumed that significant U.S. Government contracts of this magnitude would necessarily be awarded in the future.

Our debt is concentrated and directly dependent upon either direct arrangements or under guarantee arrangements with H. F. Lenfest.

In addition to cash flow from operations, a significant portion of our cash needs are supplied under direct arrangements or bank agreements guaranteed personally by H.F. Lenfest, a major shareholder and member of our Board of Directors. Mr. Lenfest has provided funding in multiple arrangements and at multiple times since 2003. Should these personal guarantees no longer be available, this event might cause a disruption of available funds under our various financing arrangements.

Additionally, we have a significant amount of indebtedness to Mr Lenfest and Mr. Lenfest has a substantial investment in the Company’s Preferred Stock. We may not generate sufficient cash flow from operations, or have future additional sources of cash available to us to service our required payments.

Our ability to make debt payments depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, many of which are beyond our control.  Based upon our current level of operations and anticipated growth, we believe that cash on hand, future availability under the PNC Bank line of credit and our Line of Credit with Mr. Lenfest will be adequate to meet our future obligations through at least June 1, 2012. However, given that our bank debt is personally guaranteed by Mr. Lenfest and that all of our arrangements and agreements are with him as an individual, there can be no assurance that, should our business not generate sufficient cash flow from operations to enable us to pay our debts or to make necessary capital expenditures, we will be successful in negotiating new financial arrangements with Mr. Lenfest or any other party, or that any refinancing of debt would be available and on commercially reasonable terms.

See the Liquidity and Capital Resources section of the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K.

We need to attain validation from the U.S. defense agencies of our Authentic Tactical Fighting Systems (ATFS) technology.

A challenge for our ATFS technology has been marketing this technology to the world’s defense agencies. This is a new technology that is contrary to the conventional training belief that tactical flight and combat skills can only be learned in a flying aircraft. Although we made significant progress toward this goal during fiscal 2010 by being awarded a contract by the United States Air Force to provide a high performance human centrifuge, at this point we cannot be certain that we will be able to overcome conventional thinking on training nor achieve an acceptable level of validation with respect to the applicability and efficacy of ATFS training.

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

Long term contracts under percentage of completion (“POC”) accounting comprise a significant portion of our fiscal 2011 revenues and our backlog at February 25, 2011. Delays in the delivery of our products may prevent us from invoicing our costs and estimated earnings on uncompleted contracts.

At February 25, 2011, contracts accounted for under the percentage of completion (“POC”) accounting method comprised $94,154,000, or 89.2%, of our total backlog. Additionally, contracts under POC revenue recognition method generated $45,819,000, or 82.6%, of our total revenues. In conformity with accounting principles generally accepted in the United States for long-term contracts under the POC accounting method, we record, due to timing differences, an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At February 25, 2011, this asset totaled $10,371,000. Although a significant portion of these costs are related to U.S. Government contracts which have progress billing terms, under progress billing procedures, we can recover only a portion of these costs before completion of the contract. Additionally, we cannot bill additional amounts unless and until we make satisfactory progress in the production, delivery and integration of our products. Typically, there will be a time lag ranging from six to twenty-four months between performance and associated costs for these types of projects and billing and collection of all contract payments. Our failure to either execute on schedule or meet milestones by delivering and integrating our products in a timely manner may impact our ability to collect final payments on these contracts, which could severely impact our cash flow.

For an explanation of percentage of completion accounting, see the section “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 – Summary of Significant Accounting Policies of the notes to our consolidated financial statements in the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

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

Depending on the product, customer, location and the application or use, some of our aeromedical products require an export license from the U.S. Commerce or State Department. Certain international letters of credit for contracts which include controlled equipment may also include the requirement for us to obtain export licenses before applying for payments. We have an Export License Compliance Program which covers all key aspects of the International Traffic in Arms Regulations (ITAR).  Although most export licenses are readily obtainable in a reasonable timeframe, depending on the equipment and customer, some of our international contracts for aeromedical equipment include the issuance of an export license as a force majeure (a natural and unavoidable catastrophe that disrupts the expected course of events) exception for any contract penalties or liquidated damages.

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

Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries. These risks differ from and potentially may be greater than those associated with our domestic business. In addition, our exposure to such risks may increase if our international business continues to grow as we anticipate. An  example is the recent political disruption in numerous countries in the Middle East. This region has historically been a strong market for ETC’s ATS products.

Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, regional and local economic and political factors, as well as U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, which sometimes include the Foreign Corrupt Practices Act, the ITAR, and other export laws and regulations. They are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency (which we mitigate by denominating our contracts in U.S. dollars when possible), geo-political and economic risks. Our international contracts may include requirements on specific in-country purchases, manufacturing agreements or financial support obligations, known as offsets, and provide for penalties if we fail to meet such requirements. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations and financial condition.

Legislative actions resulting in higher compliance costs are likely to adversely affect our future consolidated results of operations, financial position and cash flows.

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), Sarbanes-Oxley Act of 2002, and new regulations enacted by the Securities and Exchange Commission (the “SEC”), are resulting in increased compliance costs. We, like all other public companies, are incurring expenses and allocating additional human resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We are a smaller reporting company, and have completed the process of documenting our systems of internal control and have evaluated our systems of internal control. Beginning with the year ended December 31, 2007, we have been required to assess continuously our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect to continue to devote the necessary resources, including internal and external resources, to support our assessment. In the future, if we identify one or more material weaknesses, this could subject us to sanctions or investigation by regulatory authorities. In addition, the SEC is expected to implement a number of new rules in fiscal 2012 and beyond to implement the Dodd-Frank Act.  Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of human resources from revenue-generating activities to compliance activities.

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

As of April 29, 2011, our directors and executive officers own and could vote an aggregate of approximately 73% of our outstanding common stock on a fully converted basis.  Accordingly, our directors and executive officers, if they act together, will be able to exert significant control over the direction of our business and affairs.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our executive offices and principal production facility (an approximately 92,000 square foot steel and masonry building) located on a five-acre site in the County Line Industrial Park, Southampton, Pennsylvania. Approximately 64,000 square feet of the building is devoted to manufacturing, our NASTAR training center occupies approximately 22,000 square feet, and approximately 6,000 square feet of this building is devoted to office space. The original building was erected in 1969 and additions were most recently made in 2001.  These properties are encumbered by an Amended and Restated Open-End Mortgage and Security Agreement with H.F. Lenfest (“Lenfest”), which secures obligations which the Company may have to Lenfest pursuant to a 2003 Senior Subordinated Note and a 2009 Secured Promissory Note, any future obligations which we may have to Lenfest with respect to the $7,500,000 credit facility provided by Lenfest to ETC, and Lenfest’s guarantee of all of ETC’s obligations to PNC Bank, National Association pursuant to the Company’s revolving line of credit.  A copy of this Amended and Restated Open-End Mortgage and Security Agreement was filed as Exhibit 10.1 to ETC’s Form 8-K dated April 27, 2009.

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

Item 3.  Legal Proceedings

Mends International, Ltd.

On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”).  Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force (the “First Arbitration”).  Mends asserted a claim for breach of contract and demanded $797,486, plus interest and costs.  On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages. In response, the Company asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration.  On July 1, 2010 and October 18, 2010, the International Court of Arbitration issued a Partial Final Award and an Award on Costs which have been fully accrued and did not have a material adverse effect on the Company’s financial condition or results of operation.

In September 2010, a second arbitration involving ETC and Mends was heard by the International Court of Arbitration.  In the second arbitration, the Company alleged the breach of a separate contract between the parties and sought monetary damages.  This second arbitration may affect the ultimate payment due in the above-referenced First Arbitration.  The second arbitration award is expected shortly, and it is not expected that any award adverse to the Company would have a material effect on the Company’s financial position or results of operations.

ITAR Disclosure

Subsequent to February 25, 2011, the Company submitted an initial notification of voluntary disclosure to the Directorate of Defense Trade Controls within the U.S. Department of State (DDTC) concerning the potential export of technical data and defense services to foreign persons.  The services at issue (which constitute less than 0.5% of the Company’s total annual sales) consisted of the provision of low gravitational force training in a human-rated centrifuge.  The human-rated centrifuge is subject to the jurisdiction of DDTC in accordance with the International Traffic in Arms Regulations (ITAR).  The Company filed the initial notification because we determined that the training programs may be subject to the jurisdiction of the ITAR.  In approximately one month, we will provide a full disclosure to DDTC.  At this time it is not possible to determine whether any fines or other penalties will be asserted against the Company or the materiality of any outcome.

Other Matters

Certain other claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against us. We believe, after consultation with legal counsel handling these specific matters, all such matters are reserved for or adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not be expected to have a significant effect on our financial position or results of operations if determined adversely against us.

Item 4.  [Removed and Reserved]

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently traded over-the-counter on the OTCQB market tier under the symbol ETCC.PK. Our Common Stock moved from the OTC Bulletin Board (symbol was ETCC.OB) to the OTCQB Market Tier on February 23, 2011.  The table set forth below shows the high and low bid information on these markets for the past two years.  These quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.  According to our stock transfer records, we had 280 shareholders of record of our common stock as of April 29, 2011, and as of such date there were 9,104,601 common shares issued and outstanding.

	Bid Prices
	High	Low

Fiscal 2011
First Quarter	$3.40	$2.25
Second Quarter	3.25	2.50
Third Quarter	3.49	2.90
Fourth Quarter	3.26	2.60

Fiscal 2010
First Quarter	$2.84	$0.73
Second Quarter	1.68	1.05
Third Quarter	2.69	1.20
Fourth Quarter	3.55	2.26

On April 29, 2011, the closing price of our Common Stock was $2.89.  We have never paid any cash dividends on our Common Stock and do not anticipate that any cash dividends on our common stock will be declared or paid in the foreseeable future.

Issuer Purchases of Equities

During fiscal 2011, the Company repurchased and retired at face value $2,000,000 (2,000 shares) of Series E Preferred Stock from H.F. Lenfest.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

See the information appearing under the headings “Consolidated Financial Statements” and “Notes to the Consolidated Financial Statements” in the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. A controls system cannot provide absolute assurances, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ETC’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Remediation of Material Weaknesses

We previously reported in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011 material weaknesses with respect to (i) the Company’s failure to include management’s annual report on internal control over financial reporting in ETC’s Form 10-K for the period ended February 26, 2010 and (ii) errors in prior fiscal periods relating to the calculation and presentation of the Company’s earnings per share in accordance with United States generally accepted accounting principles because of the failure to reflect the participating features of its Series D Preferred Stock and Series E Preferred Stock when calculating its earnings per share in financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As disclosed in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, management implemented efforts to remediate the two material weaknesses described above including:

•
Company management prepared, published and enforced a detailed reporting schedule to allow adequate time for proper review by a newly formed compliance disclosure committee comprising the Company’s Chief Financial Officer, the Company’s General Counsel and the Company’s key operations and accounting personnel.

•
Company management reviewed all internal procedural controls to ensure that all process participants understand their respective individual roles and that controls and other checks and balances in the control environment are functioning adequately.

•
Company staff involved in calculating earnings per share have been trained and now understand how to take into account the participating features of the Company’s Series D Preferred Stock and Series E Preferred Stock when calculating its earnings per share.

We implemented and tested the above controls at the end of the fourth quarter of fiscal 2011. We have determined as of February 25, 2011 that the remediation controls discussed above were effectively designed and demonstrated effective operation and for this reason we are able to conclude that the material weaknesses have been remediated.

(c)	Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 25, 2011.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Based on our evaluation, and the above criteria, our management concluded that our internal control over financial reporting was effective as of February 25, 2011.

This  report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our  independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this report on Form 10-K.

(d)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably expected to materially affect, our internal control over financial reporting other than the remediation of the material weaknesses identified above.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the information under the captions “Election of Directors,” “Information Concerning the Board of Directors, Board Committees and Corporate Governance,” “Executive Officers,” “Committees of the Board of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in our proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Our Chief Executive Officer and our senior financial officers are required to comply with the Code of Ethics adopted by the Company.  The Code of Ethics sets forth policies covering a range of subjects and requires adherence to laws and regulations applicable to our  business.  The Code of Ethics is available on our website at www.etcusa.com under the “Investor Relations-Code of Ethics” captions.  We will post to our website any amendments to the Code of Ethics, or waiver from the provisions thereof for our Chief Executive Officer and our senior financial officers under the “Investor Relations-Code of Ethics” caption.

Item 11. Director and Executive Compensation

The information required by this Item is incorporated by reference to the information under the caption “Executive Compensation” included in our proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” included in our proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions and Director Independence

           The information required by this Item is incorporated by reference to the information under the captions “Director Independence” and “Transactions with Related Persons” included in our proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information under the caption “Independent Public Accountants – Accounting Fees” included in our proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)  Consolidated Financial Statements:

The financial statements listed in the following table, which are included in our Annual Report to Shareholders, are incorporated herein by reference to the portions of this Annual Report on Form 10-K filed as Exhibit 13 hereto.

All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

(a)(3)	Exhibits:

Number	Item

3.1(i)(1)	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.1(i)(2)	Statement with respect to shares of Series D Convertible Preferred Stock, was filed on April 27, 2009 as Exhibit 10.1 to Registrant’s Form 8-K and is incorporated herein by reference.

3.1(ii)	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated May 25, 2005, and are incorporated herein by reference.

3.1(i)(3)	Statement with respect to shares of Series E Convertible Preferred Stock was filed on July 6, 2009 as Exhibit 3.1 to Registrant’s Form 8-K and is incorporated herein by reference.

3.1(i)(4)	Amendment to Articles of Incorporation of the Company was filed on July 6, 2009 as Exhibit 3.2 to Registrant’s Form 8-K and is incorporated herein by reference.

4.1	Secured Promissory Note by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

4.2
Common Stock Warrant issued by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

4.3	Amended and Restated Warrant, dated as of April 24, 2009, between Registrant and Lenfest, was filed on April 27, 2009 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.1
Registrant’s Employee Stock Purchase Plan was filed on July 6, 1988 as Exhibit A to the Prospectus included in Registrant’s Registration Statement (File No. 33-42219) on Form S-8 and is incorporated herein by reference. *

10.2	Registrant’s Stock Award Plan adopted April 7, 1993, was filed as Exhibit 10(ix) to the Registrant’s Form 10-K for the fiscal year ended February 25, 1994 and is incorporated herein by reference. *

10.3
2005 Non-employee Director Stock Option Plan, incorporated by reference to Annex A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 16, 2005 and is incorporated herein by reference. *

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

10.6	Employment Agreement, dated as of July 24, 2006, between Registrant and William F. Mitchell , was filed on July 24, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.*

10.7	Security Agreement by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.8
Secured Credit Facility and Warrant Purchase Agreement, dated April 24, 2009, between Registrant and H.F. Lenfest, was filed on November 24, 2010 as Exhibit 10.1 to Form 8-K/A and is incorporated herein by reference.

10.9
Letter Agreement, dated April 24, 2009, between Registrant and PNC Bank, with the Amended and Restated PNC Credit Agreement, the Amended and Restated PNC Note, the Amended and Restated Guaranty Agreement, the Pledge Agreement and the Notification and Control Agreement (each as defined in such letter agreement) attached thereto as exhibits, was filed on April 27, 2009 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.10
Second Amended and Restated Subordination Agreement, dated April 24, 2009, among PNC Bank, Lenfest and Registrant, was filed on April 27, 2009 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.11
Amended and Restated Open-End Mortgage and Security Agreement, dated as of April 24, 2009, by Registrant in favor of Lenfest was filed on May 12, 2009 as Exhibit 10.32 to Form 10-K and is incorporated herein by reference.

10.12	Letter Agreement by and between the Registrant and H.F. Lenfest was filed on July 6, 2009 as Exhibit 10.1 to Form 10-K and is incorporated herein by reference.

10.13
First Amendment to Executive Employment Agreement dated as of June 9, 2009, by and between the Registrant and Duane D. Deaner was filed on July 6, 2009 as Exhibit 10.2 to Form 10-K and is incorporated herein by reference.

10.14	First Amendment to 2007 PNC Credit Facility, between Registrant and PNC Bank, dated October 1, 2009, was filed on October 7, 2009 as Exhibit 1.1 to Form 10-K and is incorporated herein by reference.

10.15	Letter Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.1 to Form 8-K and is incorporated herein by reference.

10.16	Reimbursement Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.2 to Form 8-K and is incorporated herein by reference.

10.17	Pledge Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.3 to Form 8-K and is incorporated herein by reference.

10.18
Amendment to Subordination Agreement between the Registrant, H.F. Lenfest and PNC Bank, dated as of November 16, 2009, was filed on November 20, 2009 as Exhibit 1.4 to Form 8-K and is incorporated herein by reference.

10.19	Stock Repurchase Agreement between the Registrant and H.F. Lenfest, dated March 10, 2010, was filed on March 16, 2010, as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.20
Amendment to Loan Documents dated as of May 7, 2010, between the Registrant, H.F. Lenfest and PNC Bank, National Association was filed on June 1, 2010 as Exhibit 1.1 to Form 8-K and is incorporated herein by reference.

10.21
Amendment to Loan Documents dated as of June 2, 2010 between the Registrant and PNC Bank, National Association was filed on July 12, 2010 as Exhibit 10.2 to Form 10-Q and  is incorporated herein by reference.

10.22	Stock Repurchase Agreement between the Registrant and H.F. Lenfest, dated August 10, 2010, was filed on August 12, 2010, as Exhibit 9.01 to Form 8-K and is incorporated herein by reference.

10.23
Amendment to Loan Documents dated as of August 18, 2010 between the Registrant and PNC Bank, National Association was filed on August 20, 2010 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.24
Secured Credit Facility and Warrant Purchase Agreement, dated April 24, 2009, between Registrant and H.F. Lenfest, was filed on November 24, 2010 as Exhibit 10.1 to Form 8-K/A and is incorporated herein by reference.

10.25
Amendment to Common Stock Warrant issued to H.F. Lenfest on April 23, 2009, executed January 4, 2011, between the Registrant and H.F. Lenfest, was filed on January 7, 2011 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.26
Amendment to Stock Purchase Warrant issued to H.F. Lenfest on July 2, 2009, executed January 4, 2011, between the Registrant and H.F. Lenfest, was filed on January 7, 2011 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.27	Stock Repurchase Agreement between the Registrant and H.F. Lenfest, dated February 9, 2011, was filed on February 11, 2011, as Exhibit 9.01 to Form 8-K and is incorporated herein by reference.

13
Portions of Registrant’s 2011 Annual Report to Shareholders which are incorporated herein by reference into this Form 10-K. Any information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Form 10-K from the Annual Report to Shareholders is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

14	Code of Ethics was filed on May 24, 2007 as Exhibit 14 to Form 10-K and is incorporated herein by reference.

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Friedman LLP dated May 26, 2011.

31.1	Certification dated May 26, 2011 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer. (Filed herewith)

31.2	Certification dated May 26, 2011 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer. (Filed herewith)

32
Certification dated May 26, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer. (Filed herewith)

* Represents a management contract or a compensatory plan or arrangement.

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

Name	Position	Date

/s/ William F. Mitchell	Chairman of the Board,	May 26, 2011
William F. Mitchell	Chief Executive Officer,
President and Director (Principal
Executive Officer)

/s/ Duane D. Deaner	Chief Financial Officer	May 26, 2011
Duane D. Deaner	(Principal Financial and
Accounting Officer)

/s/ H.F. Lenfest	Director	May 26, 2011
H.F. Lenfest

/s/ George K. Anderson	Director	May 26, 2011
George K. Anderson, M.D.

/s/ Stephen F. Ryan	Director	May 26, 2011
Stephen F. Ryan

/s/ George A. Sawyer	Director	May 26, 2011
George A. Sawyer

/s/ Winston E. Scott	Director	May 26, 2011
Winston E. Scott

/s/ Linda J. Brent	Director	May 26, 2011
Linda J. Brent

EXHIBIT INDEX

Exhibit No.	Item

13	Portions of Registrant’s 2011 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Friedman LLP.

31.1	Certification dated May 26, 2011 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification dated May 26, 2011 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Duane D. Deaner, Chief Financial Officer.

32
Certification dated May 26, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Duane D. Deaner, Chief Financial Officer.