Form 10-Q
period 2011-05-27
ENVIRONMENTAL TECTONICS CORP
filed 2011-07-11
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2011

Commission file no:  1-10655

ENVIRONMENTAL TECTONICS CORPORATION

Pennsylvania	23-1714256
(State of incorporation)	(I.R.S. Employer Identification No.)

County Line Industrial Park
125 James Way
Southampton, Pennsylvania 18966
(Address of principal executive offices)

Registrant’s telephone number: (215) 355-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 7, 2011, there were 9,111,201 shares of the registrant’s Common Stock issued and outstanding.

When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Environmental Tectonics Corporation
Consolidated Income Statements
(unaudited)
(in thousands, except share and per share information)

	Thirteen week periods ended
	May 27, 2011	May 28, 2010
Net sales	$16,274	$12,121
Cost of goods sold	9,776	6,991
Gross profit	6,498	5,130

Operating expenses:
Selling and marketing	1,291	1,102
General and administrative	2,087	1,463
Research and development	245	324
	3,623	2,889

Operating income	2,875	2,241

Other expenses:
Interest expense	150	228
Other expense, net	108	72
	258	300

Income before income taxes	2,617	1,941
Provision for income taxes	992	-

Net income	1,625	1,941
Less: Income attributable to non-controlling interest	16	5

Net income attributable to Environmental Tectonics Corporation	1,609	1,936

Preferred Stock dividend	(552)	(577)
Income applicable to common and participating shareholders	$1,057	$1,359

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-
Preferred	$0.05	$0.05
Undistributed earnings per share:
Common	$0.05	$0.07
Preferred	$0.05	$0.07

Diluted earnings per share	$0.05	$0.06
Basic weighted average common shares:
Common weighted average number of shares	9,105,000	9,085,000
Participating preferred shares	11,095,000	11,634,000
Total weighted average number of shares	20,200,000	20,719,000
Diluted weighted average common shares:
Basic common shares	20,200,000	20,719,000
Dilutive effect of stock warrants and options	320,000	363,000
Total number of shares	20,520,000	21,082,000

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Balance Sheets
(in thousands, except share information)

	May 27, 2011	February 25, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$880	$1,423
Restricted cash	5,609	5,607
Accounts receivable, net	5,073	4,727
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	15,503	10,371
Inventories, net	4,821	4,015
Deferred tax assets, current	3,807	3,807
Prepaid expenses and other current assets	1,282	691
Total current assets	36,975	30,641

Property, plant and equipment, at cost, net	13,385	13,359
Software development costs, net	815	802
Deferred tax assets, non-current	8,380	9,179
Other assets	16	70
Total assets	$59,571	$54,051

LIABILITIES
Current portion of long-term debt	$194	$219
Accounts payable – trade	5,176	4,308
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	5,854	7,534
Customer deposits	3,568	3,907
Accrued income taxes	28	28
Accrued interest and dividends	768	725
Other accrued liabilities	3,592	2,857
Total current liabilities	19,180	19,578

Long-term obligations, less current portion:
Credit facility payable to bank	7,859	3,041
Other long-term debt	47	43
	7,906	3,084
Deferred tax liabilities	3,459	3,260

Total liabilities	30,545	25,922

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Cumulative convertible participating Preferred Stock, Series D, $0.05 par value, 11,000 shares authorized; 386 shares outstanding at May 27, 2011 and February 25, 2011	386	386
Cumulative convertible participating Preferred Stock, Series E, $0.05 par value, 25,000 shares authorized; 21,741 shares outstanding at May 27, 2011 and February 25, 2011	21,741	21,741
Common Stock, $0.05 par value, 20,000,000 shares authorized; and 9,104,601 shares issued and outstanding at May 27, 2011 and February 25, 2011	455	455
Additional paid-in capital	11,421	11,932
Accumulated other comprehensive loss	(589)	(372)
Accumulated deficit	(4,450)	(6,059)
Total shareholders’ equity before non-controlling interest	28,964	28,083
Non-controlling interest	62	46
Total shareholders’ equity	29,026	28,129
Total liabilities and shareholders’ equity	$59,571	$54,051

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirteen week periods ended
	May 27, 2011	May 28, 2010
Cash flows from operating activities:
Net income	$1,625	$1,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	352	346
Decrease in valuation allowance for deferred tax assets	-	(867)
Accretion of debt discount	54	55
Increase in allowances for accounts receivable and inventories, net	16	110
Stock compensation expense	24	24
Deferred tax assets, net	998	691
Changes in operating assets and liabilities:
Accounts receivable	(360)	13,259
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(5,132)	(90)
Inventories	(808)	226
Prepaid expenses and other assets	(591)	(1,057)
Accounts payable	868	(73)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(1,680)	(5,839)
Customer deposits	(339)	(116)
Accrued interest and dividends	43	51
Other accrued liabilities	750	(417)
Net cash (used in) provided by operating activities	(4,180)	8,244

Cash flows from investing activities:
Acquisition of equipment	(293)	(359)
Capitalized software development costs	(98)	(220)
Net cash used in investing activities	(391)	(579)

Cash flows from financing activities:
Borrowings (repayments) under line of credit	4,818	(5,300)
Repurchase of Preferred Stock	-	(1,000)
Issuance of Common Stock	-	10
Payment of Preferred Stock dividends	(552)	(576)
Payments of other debt obligations	(21)	(84)
Increase in restricted cash	-	(2,725)
Net cash provided by (used in) financing activities	4,245	(9,675)

Effect of exchange rate changes on cash	(217)	476
Net decrease in cash	(543)	(1,534)
Cash at beginning of period	1,423	2,408
Cash at end of period	$880	$874

Supplemental schedule of cash flow information:
Interest paid	$55	$96
Income taxes paid	-	182

Supplemental information on non-cash operating and investing activities:
Accrued dividends on Preferred Stock	$552	$577

The accompanying notes are an integral part of the consolidated financial statements.

Index

ENVIRONMENTAL TECTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(UNAUDITED)
Description of Business

Environmental Tectonics Corporation (“ETC”) is principally engaged in the design, manufacture and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans and equipment and to control, modify, simulate and measure environmental conditions. These products include aircrew training systems (aeromedical, tactical combat and general), disaster management systems, sterilizers (steam and gas), environmental testing products and hyperbaric chambers and other products and services that involve similar manufacturing techniques and engineering technologies. ETC focuses on software enhancements, product extensions, new product development and new marketplace applications. Sales of its products are made principally to U.S. and foreign government agencies.

We operate in two primary business segments, the Training Services Group (“TSG”) and the Control Systems Group (“CSG”).

Training Services Group. This segment includes three primary product groups: flight simulators, aircrew training devices and services, and disaster management training and systems.

Control Systems Group.  This segment includes three primary product lines: sterilizers, environmental control devices, hyperbaric chambers, and parts and service support.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in February. Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2012.

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Environmental Tectonics Corporation, its wholly-owned subsidiaries (i.e., NASTAR Center LLC, ETC Delaware, and ETC International Corporation), its 95%-owned subsidiary, ETC-PZL Aerospace Industries SP. Z 0.0, (“ETC-PZL”), and its 95% owned subsidiary, ETC Europe.  “ETC SH” refers to the Company’s corporate headquarters and main production plant located in Southampton, Pennsylvania, USA. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results.  However, the Company believes the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2011.

References to fiscal first quarter 2012 are references to the 13-week period ended May 27, 2011. References to fiscal first quarter 2011 are references to the 13-week period ended May 28, 2010.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during fiscal 2012 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2011.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

Recent Accounting Pronouncements

In June 2011, The FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.

2. Earnings per Share:

The Company utilizes the two-class method for computing and presenting earnings per share. The Company currently has one class of common stock (the “Common Stock”) and two classes of cumulative participating preferred stock, Series D and Series E (the “Preferred Stock”). Under its terms, the Preferred Stock is entitled to participate in any cash dividends on a one-for-one basis for the equivalent converted common shares if the Preferred Stock were to be converted by the holder by the dividend record date. Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

The two-class computation method for each period segregates basic earnings per share into two categories: distributed earnings per share (i.e., the Preferred Stock stated dividend) and undistributed earnings per share, which allocates earnings after subtracting the Preferred Stock dividend to the total of weighted average common shares outstanding plus equivalent converted common shares related to the Preferred Stock. Basic earnings per common share excludes the effect of Common Stock equivalents, and is computed using the two-class computation method.

Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Diluted earnings per share continues to be computed using the if-converted method. Diluted earnings per common share, assumes the exercise of stock options and warrants using the treasury stock method.  If the effect of the conversion of any financial instruments would be anti-dilutive, it is excluded from the diluted earnings per share calculation.

At May 27, 2011, there was $22,127 of cumulative convertible participating Preferred Stock. These instruments were convertible at exercise prices of:
•	Series D Preferred Stock of $55 at $0.94 per share, equating to 58,511 shares of Common Stock, issued in April 2009;
•	Series D Preferred Stock of $100 at $1.11 per share, equating to 90,090 shares of Common Stock, issued in July 2009;
•	Series D Preferred Stock of $231 at $3.02 per share, equating to 76,490 shares of Common Stock, issued in August 2010; and
•	Series E Preferred Stock of $21,741 at $2.00 per share, equating to 10,870,500 shares of Common Stock, issued in July 2009.

At May 28, 2010 there was $22,896 of cumulative convertible participating Preferred Stock. These instruments were convertible at exercise prices of:
•	Series D Preferred Stock of $55 at $0.94 per share, equating to 58,511 shares of Common Stock, issued in April 2009;
•	Series D Preferred Stock of $100 at $1.11 per share, equating to 90,090 shares of Common Stock, issued in July 2009; and
•	Series E Preferred Stock of $22,741 at $2.00 per share, equating to 11,370,500 shares of Common Stock, issued in July 2009.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

On February 20, 2009, in connection with the issuance of a $2,000 promissory note, the Company issued 200,000 warrants to purchase 143,885 shares of the Company’s Common Stock at $1.39 per share. Additionally, on July 2, 2009, in consideration of an increase of the guarantee on the PNC line of credit, the Company issued 500,000 warrants to purchase 450,450 shares of the Company’s Common Stock at $1.11 per share. On January 4, 2011, the Company entered into amendments to these warrants to remove a provision in each of the warrants which provided anti-dilution protection in the event the Company issued securities at a price below the exercise price set forth in the warrants.

At May 27, 2011 and May 28, 2010, there were outstanding options to purchase the Company’s Common Stock totaling 260,921 and 269,185 shares at an average price of $4.44 and $4.53 per share, respectively. Due to the conversion price of these Common Stock options, these shares were excluded from the calculation of diluted earnings per share because the effect of their conversion would be antidulutive.

3. Inventories

Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	May 27, 2011	February 25, 2011
	(unaudited)

Raw materials	$-	$-
Work in process	4,821	3,919
Finished goods	-	96
Total	$4,821	$4,015

Inventory is presented net of an allowance for obsolescence of $1,286 (raw material $132 and work in process $1,154), and $1,283 (raw material $133 and work in process $1,150) at May 27, 2011 and February 25, 2011, respectively.

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

4. Accounts Receivable:

The components of accounts receivable are as follows:

	May 27, 2011	February 25, 2011
	(unaudited)
U.S. government	$1,446	$1,936
U.S. commercial	856	1,295
International	3,183	1,895
	5,485	5,126
Less: allowance for doubtful accounts	(412)	(399)
	$5,073	$4,727

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

5. Long-Term Obligations and Credit Arrangements:

Lenfest Financing Transaction

On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”), which was approved by shareholders on July 2, 2009, with H.F. Lenfest (“Lenfest”), a major shareholder and member of our Board of Directors, that provided for the following: (i) a $7,500 credit facility provided by Lenfest to ETC, which expires on December 31, 2012; (ii) exchange of the $10,000 Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the Company’s existing $15,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000 in marketable securities.

Lenfest Credit Facility

As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500 with Lenfest (the “Lenfest Credit Facility”) to be used to finance certain government projects that ETC has been awarded.  The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”).  In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500 (the “Lenfest Credit Facility Note”) based on the amount borrowed by the Company pursuant to the Lenfest Credit Agreement.  Each Lenfest Credit Facility Note issued under the Lenfest Credit Facility will accrue interest at the rate of 10% per annum, payable in cash or, at the option of Lenfest, in shares of Series D Preferred Stock of the Company, as described below.  The Lenfest Credit Facility expires on December 31, 2012. As of May 27, 2011, the Company had not utilized any of the $7,500 available funding under this facility.

Preferred Stock

Presently, the Company has two classes of Cumulative Convertible Participating Preferred Stock: Series D (11,000 shares authorized) and Series E (25,000 shares authorized) (together, the “Preferred Stock”).  The Preferred Stock was authorized by the Company’s Board of Directors in April 2009 and approved by the Company’s shareholders in July 2009. The Preferred Stock has a par value of $0.05 per share and a stated value of $1,000 per share.  The Preferred Stock is entitled to receive cumulative dividends at the rate of 10% per year in preference to the holders of the Company’s Common Stock with respect to dividends.  These dividends are payable only upon a liquidation event or when otherwise declared by the Board of Directors of the Company.  The Company cannot declare or pay any dividends on its Common Stock until the dividends on the Preferred Stock have been paid.  The Preferred Stock holders are entitled to receive any dividends paid with respect to the Common Stock on an “as-converted” basis.  The Preferred Stock may be converted by the holder at any time and from time to time into the Company’s Common Stock by dividing the stated value of the Preferred Stock by the conversion price established at the time of issuance (see Series D and Series E below).  Upon a liquidation event, the holders of the Preferred Stock would be entitled to participate in any proceeds in preference to any common stock holders.  The Preferred Stock would also participate in any liquidation event with the common stock holders on an “as-converted” basis.  The Preferred Stock conversion price is subject to adjustment for certain transactions including stock splits and issuance of equity securities below the conversion prices.

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

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

Additionally, the Company reviewed ASC 480 – Distinguishing Liabilities From Equity and determined that, since the preferred are not mandatorily redeemable, that no obligation to repurchase the instruments exists and that there is no obligation to issue a variable amount of common shares, these instruments are permanent equity.

Issuances of the Preferred Stock are as follows:

Series D Preferred Stock

Lenfest Credit Facility

On April 24, 2009, the Company paid to Lenfest an origination fee of 1% of the committed amount of the Lenfest Credit Facility.  The value of the origination fee was $55.  The origination fee was paid in 55 shares of Series D Preferred Stock, which have a conversion price of $0.94 per share, equaling 58,511 shares of the Company’s Common Stock.

PNC Credit Facility

In connection with the execution of the 2009 PNC Financing Documents, ETC paid to Lenfest an origination fee of 100 shares of Series D Preferred Stock, which is equal to one percent (1%) of the market value of the $10,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank.  The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100 in the aggregate.  These shares of Series D Preferred Stock have a conversion price per share equal to $1.11, equaling the average closing price of the Company’s Common Stock during the 120 days preceding the issuance of such shares and would convert into 90,090 shares of the Company’s Common Stock.

Interest Payment

On October 6, 2010, the Company issued to Lenfest 231 shares of Series D Preferred Stock with a stated value of $1,000 per share in payment of $231 of interest due under the Lenfest Pledge Agreement for the period July 2, 2009 through August 27, 2010.  The 231 shares have a conversion price per share equal to $3.02 equaling the average closing price of the Company’s Common Stock during the 120 days preceding the issuance of such shares, and would convert into 76,490 shares of the Company’s Common Stock.

As of May 27, 2011, the Series D Preferred Stock totaled $386 and was convertible into 225,091 shares of the Company’s Common Stock.  The Company has paid all Series D Preferred Stock dividends accruing through May 27, 2011.

Series E Preferred Stock

In July 2009, the Company issued 23,741 shares of Series E Preferred Stock to Lenfest in connection with the Series E Exchange transaction.  The shares of Series E Preferred Stock are convertible to Common Stock at a conversion price per share equal to $2.00 and would convert into 11,870,500 shares of the Company’s Common Stock.

On March 10, 2010, August 12, 2010 and February 9, 2011, ETC entered into three separate agreements with Lenfest to repurchase and retire a total of 2,000 shares of Series E Preferred Stock owned by Lenfest.  In the three agreements, the repurchases were made at the stated price of $1,000 per share for a total of $2,000.

As of May 27, 2011, the Series E Preferred Stock totaled $21,741 and was convertible into 10,870,500 shares of the Company’s Common Stock.  All Series E Preferred Stock dividends accruing through May 27, 2011 were paid in June 2011.

Common Stock Warrants

In February 2009, in connection with a $2,000 loan made by Lenfest to the Company, the Company issued to Lenfest warrants to purchase 143,885 shares of ETC Common Stock, which shares were in equal in value to 10% of the $2,000 note. The warrants are exercisable for seven years following issuance at an exercise price of $1.39, which price equaled the average closing price of ETC Common Stock during the 120 days prior to the issuance of the warrant.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

In July 2009, in consideration of Lenfest entering into the Amended and Restated Guaranty, ETC issued to Lenfest warrants to purchase 450,450 shares of ETC Common Stock, which shares were equal in value to ten percent (10%) of the amount of the $5,000 increase under the 2007 PNC Bank Credit Facility.  The warrants are exercisable for seven years following issuance at an exercise price per share equal to $1.11, equaling the average closing price of ETC Common Stock during the 120 days preceding the issuance of the warrant.

On January 4, 2011, the Company entered into amendments to each of the warrants issued to Lenfest (i.e. the $2 Million Loan Warrant and the $5 Million Warrant) pursuant to which Lenfest agreed to remove a provision in each of the warrants which provided anti-dilution protection in the event the Company issued securities at a price below the exercise price set forth in the warrants.

Bank Credit and Facility

The Company has a line of credit facility with PNC Bank (“PNC Credit Agreement”) of $20,000, which expires on June 30, 2013.  The  PNC Credit Agreement is subject to the condition that Lenfest continue to personally guarantee all of ETC’s obligations to PNC Bank (the “Lenfest Guaranty”) and that Lenfest pledge $10,000 in marketable securities as collateral security for his guarantee (the “Lenfest Pledge”).

In connection with the PNC Credit Agreement and the Lenfest Pledge, ETC paid to Lenfest an origination fee of 100 shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”), which is equal to one percent (1%) of the market value of the $10,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank. The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100 in the aggregate.  These shares of Series D Preferred Stock have a conversion price per share equal to $1.11, which price equaled the average closing price of ETC Common Stock during the 120 days preceding the date of this warrant. Additionally, ETC will pay Lenfest annual interest equal to 2% of the amount of the Lenfest Pledge, payable in Series D Preferred Stock.

           In consideration of Lenfest entering into the PNC Credit Agreement and Lenfest Pledge, ETC issued to Lenfest warrants to purchase shares of ETC Common Stock equal to 10% of the amount of a $5,000 increase under the 2007 PNC Bank Credit Facility.  The warrants are exercisable for seven years following issuance at an exercise price per share equal to $1.11, which was equal to the average price of ETC Common Stock during the 120 days preceding the date of this warrant.

The Company recorded a loan origination deferred charge associated with these warrants of $487 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 91.9%; risk-free interest rate of 0.49%; and an expected life of seven years. As of May 27, 2011, the unamortized balance of the deferred charge was $250.

As of May 27, 2011, the Company’s availability under the PNC Credit Agreement was $11,544.  This reflected cash borrowing under the PNC Credit Agreement of $7,859 and outstanding letters of credit of approximately $597.  Amounts borrowed under the PNC Credit Agreement can be borrowed, repaid and reborrowed from time-to-time until June 30, 2013, and bears interest at either the prime rate plus 0.50 percentage points or the London Interbank Offered Rate (“LIBOR”) plus 2.50 percentage points. Additionally, ETC is obligated to pay a fee of 0.125% per year for unused but available funds under the line of credit.

The PNC Credit Agreement has the following affirmative covenants: (i) a Consolidated Tangible Net Worth covenant, for which the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000 and (ii) an EBITDA covenant for which the Company must maintain a minimum cumulative aggregate Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $4,000 for the fiscal quarter then ending and the three preceding fiscal quarters.  The Company is in full compliance of its covenants as of May 27, 2011.

Due to the Company’s accumulated deficit, all dividends accruing for the Series D and E Preferred Stock issuances have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.

Dedicated Line of Credit Agreement with PNC Bank

The Company has a committed line of credit in the amount of $5,422 with PNC Bank (the “Dedicated Line of Credit”). The Company uses the Dedicated Line of Credit to satisfy performance bond and repayment guarantee requirements in an international contract. Use of this Dedicated Line of Credit is restricted to funding contract performance and repayment guarantee requirements under this specific contract.

As security for the Dedicated Line of Credit, the Company has deposited with PNC $5,422 in a certificate of deposit.  ETC is obligated to pay a fee of 3% per year for the Dedicated Line of Credit.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

ETC-PZL Project Financing

In September 2009, ETC-PZL, located in Warsaw, Poland, entered into a project financing agreement with a Warsaw bank to fund a research and development contract with the Polish government. The amount of this facility is $604 and it is being repaid in quarterly installments of approximately $70 which commenced in September 2009. This facility will expire in September 2011. Use of this line of credit is restricted to funding contract requirements under a specific research and development contract with the Polish government.

Summary of Long-Term Obligations

Long-term obligations at May 27, 2011 and February 25, 2011 consist of the following:

	May 27, 2011	February 27, 2011
	(unaudited)

Note payable to bank	$7,859	$3,041
ETC-PZL project financing	216	213
Equipment lease	25	49
Total debt obligations	8,100	3,303
Less current maturities	194	219
Long-term obligations, net of current maturities	$7,906	$3,084

6. Income Taxes

Effective tax rates were 37.9% and 0.0% for the fiscal quarters ended May 27, 2011 and May 28, 2010, respectively.  An income tax provision of $992 was recorded in the first fiscal quarter of 2012 following a $7,665 benefit recorded in the fourth fiscal quarter of 2011, which significantly reduced the valuation allowance against the Company’s deferred tax asset.    At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year.  The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense.

As of May 27, 2011, the Company had approximately $28.0 million of federal net loss carryforwards available to offset future income tax liabilities.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

7. Commitments and Contingencies

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

ITAR Disclosure

Subsequent to February 25, 2011, the Company submitted an initial notification of voluntary disclosure to the Directorate of Defense Trade Controls within the U.S. Department of State (DDTC) concerning the potential export of technical data and defense services to foreign persons.  The services at issue (which constitute less than 0.5% of the Company’s total annual sales) consisted of the provision of low gravitational force training in a human-rated centrifuge.  The human-rated centrifuge is subject to the jurisdiction of DDTC in accordance with the International Traffic in Arms Regulations (ITAR).  The Company filed the initial notification because we determined that the training programs may be subject to the jurisdiction of the ITAR.  On June 30, 2011, we provided a full disclosure to DDTC and are awaiting DDTC’s evaluation.  At this time it is not possible to determine whether any fines or other penalties will be asserted against the Company or the materiality of any outcome.

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

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

8. Segment Information (unaudited):

The Company operates in two business segments – Training Services Group (“TSG”) and Control Systems Group (“CSG”). Product groups within TSG include flight simulators, aircrew training devices and services, and disaster management training and systems. Product groups within CSG include sterilizers, environmental control devices, hyperbaric chambers, and parts and service support.

The following unaudited segment information reflects the accrual basis of accounting.

Thirteen weeks ended May 27, 2011:	Training Services Group (TSG)	Control Systems Group (CSG)	Corporate	Company Total

Net sales	$10,171	$6,103	$-	$16,274
Interest expense	103	47	-	150
Depreciation and amortization	224	128	-	352
Operating income (loss)	1,877	1,382	(384)	2,875
Provision for income taxes	-	-	992	992
Identifiable assets	26,104	8,361	25,106	59,571
Expenditures for segment assets	299	92	-	391

Thirteen weeks ended May 28, 2010:

Net sales	$7,932	$4,189	$-	$12,121
Interest expense	136	92	-	228
Depreciation and amortization	192	154	-	346
Operating income (loss)	1,409	1,110	(278)	2,241
Income tax benefit	-	-	-	-
Identifiable assets	19,180	5,797	16,081	41,058
Expenditures for segment assets	376	81	122	579

Reconciliation to consolidated net income attributable to Environmental Tectonics Corporation:	Thirteen weeks ended May 27, 2011:	Thirteen weeks ended May 28, 2010

Operating income	$2,875	$2,241
Interest expense	(150)	(228)

Other, net	(108)	(72)
Provision for income taxes	(992)	-
Income attributable to the noncontrolling interest	(16)	(5)

Net income attributable to Environmental Tectonics Corporation	$1,609	$1,936

Approximately 68.9% of sales in the thirteen week period ended May 27, 2011, totaling $11,220, were made to the U.S. Government under three contracts, to one domestic commercial customer and to one international customer.  Approximately 68.3% of sales in the thirteen weeks ended May 28, 2010, totaling $8,279, were made to the U.S. Government under three contracts and to one international customer.

The segment information for the thirteen week period ended May 27, 2011 includes export sales of $4,368, including sales to the Korean government for $2,058.   Included in the segment information for the thirteen weeks ended May 28, 2010 are export sales of $5,217, including sales to the Korean government for $4,474.

As of both May 27, 2011 and May 28, 2010, substantially all of the Company’s long-lived assets were located in the United States.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

9.  Subsequent Events

We have evaluated events and transactions that occurred subsequent to May 27, 2011 through the date the financial statements were issued, for potential recognition or disclosure.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Discussions of some of the matters contained in this Quarterly Report on Form 10-Q for Environmental Tectonics Corporation may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including, but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors. Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended February 25, 2011, in the section entitled “Risk Factors.”  Shareholders are urged to review these risks carefully prior to making an investment in the Company’s Common Stock.

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

References to fiscal first quarter 2012 are references to the 13-week period ended May 27, 2011. References to fiscal first quarter 2011 are references to the 13-week period ended May 28, 2010. References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ended February 24, 2012. References to fiscal 2011 or the 2011 fiscal year are references to the fifty-two week period ended February 25, 2011.

Overview

We are principally engaged in the design, manufacture and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans and equipment to control, modify, simulate and measure environmental conditions. These products include aircrew training systems (aeromedical, tactical combat and general), disaster management systems, sterilizers (steam and gas), environmental testing products and hyperbaric chambers and other products that involve similar manufacturing techniques and engineering technologies. We are a designer, developer and contract manufacturer of various types of high-technology equipment. Our business activities are divided into two segments: the Training Services Group (TSG) and the Control Systems Group (CSG). Product categories included in TSG are pilot training and flight simulators, and disaster management systems. CSG includes sterilizers, environmental control devices, hyperbaric chambers and parts and service support.

We sell utilizing two business approaches: integrated training services and products. Some of our products are customized, using our proprietary software based on specifications provided by our customers. Some of our products take more than one year to manufacture and deliver to the customer. In the TSG segment, we offer integrated training services to both commercial and government military defense agencies and training devices to government military defense agencies both in the United States and internationally. We sell our disaster management simulation training and products to fire and emergency training schools and state and local governments. In the CSG segment, we sell our sterilizers to pharmaceutical and medical device manufacturers. We sell our environmental testing systems primarily to commercial automobile manufacturers and heating, ventilation and air conditioning (HVAC) manufacturers. We sell our hyperbaric products to the military (mainly larger chambers) and hospitals and clinics (mainly single occupant monoplace chambers). To a lesser degree, we provide upgrade, maintenance and repair services for our products and for products manufactured by other parties.

Index

We currently market our products and services primarily through our sales offices and employees. In addition, we also utilize the services of approximately 100 independent sales representatives and organizations in seeking foreign orders for our products.

We have operating subsidiaries in Turkey and Poland, maintain regional offices in the United Kingdom, Middle East, Asia and Canada, and use the services of numerous independent sales representatives and organizations throughout the world.  ETC International Corporation is a holding company established for federal income tax purposes and is not an operating subsidiary.

The following factors had an impact on our financial performance, cash flow and financial position for the fiscal quarter ended May 27, 2011:

•	Increased production under U.S. Government contracts

The Base Realignment and Closure (BRAC) Act passed by Congress in 2005 mandated base closures and consolidations through all the U.S. defense services. As a result of this Act, in the past two years we have been awarded three major contracts for pilot training simulators. Our fiscal 2012 opening backlog of firm orders included approximately $64.2 million for three significant contracts including one from the U.S. Navy for a research disorientation device and two from the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers.  As a result of engineering and production activity on these three contracts, sales to the U.S. Government increased by $1.3 million or 23.6% in our Training Services Group during the current fiscal quarter versus the prior year fiscal quarter.   Although at the current time we have a significant sales backlog with the U.S. Government for equipment being procured under the BRAC Act, given the current domestic economic conditions and political environment, it should not be assumed that any additional contracts will be awarded to us. This increased manufacturing activity also resulted in the utilization of cash in operating activities of $4.2 million in the first fiscal quarter 2012.

•	Provisions for Income Tax

During fiscal 2011, an income tax benefit of $7.7 million was reflected in our Consolidated Statement of Income.  This reflected a reduction in our deferred tax valuation allowance of $7.7 million, recorded as a result of our increase in booked contracts and our positive operating results.  In fiscal first quarter 2012, the Company recorded a $1.0 million provision for income taxes, reducing the Company’s net loss carryforwards which were $28.0 million at May 27, 2011.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s condensed financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements, entitled Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2011.

Index

Results of Operations

Thirteen weeks ended May 27, 2011 compared to thirteen weeks ended May 28, 2010

We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results (amounts in thousands) (unaudited)
	13 weeks ended	13 weeks ended	Variance	Variance
	May 27, 2011	May 28, 2010	$	%

Sales:
Domestic	$4,274	$2,918	$1,356	46.5
US Government	7,632	3,986	3,646	91.5
International	4,368	5,217	(849)	(16.3)
Total sales	16,274	12,121	4,153	34.3

Gross profit	6,498	5,130	1,368	26.7

Selling and marketing expenses	1,291	1,102	189	17.2
General and administrative expenses	2,087	1,463	624	42.7
Research and development expenses	245	324	(79)	(24.4)
Operating income	2,875	2,241	634	28.3
Interest expense, net	150	228	(78)	(34.2)
Other expense, net	108	72	36	50.0
Income taxes	992	-	992
Income attributable to the noncontrolling interest	16	5	11	220.0
Net income attributable to ETC	$1,609	$1,936	$(327)	(16.9)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.05	$0.05	$-
Undistributed earnings per share:
Common	$0.05	$0.07	$(0.02)
Preferred	$0.05	$0.07	$(0.02)

Diluted earnings per common share	$0.05	$0.06	$(0.01)

Net Income

Net income attributable to ETC was $1.6 million, or $0.05 per diluted earnings per share, in fiscal first quarter 2012, compared to $1.9 million, or $0.06 diluted earnings per share, during fiscal first quarter 2011, representing a decrease of $327,000, or 16.9%. While the modest decline in net income includes a significant increase in operating income, primarily a result of increased gross profit on higher sales in fiscal first quarter 2012, this was offset by increased operating expenses of $734,000 thousand and, more significantly, a provision for income taxes of $1.0 million.  There was no provision for income taxes in fiscal first quarter 2011.

Index

Sales

The following schedule presents the Company’s unaudited sales by segment, business unit and geographic area (amounts in thousands):

	Thirteen week period ended May 27, 2011				Thirteen week period ended May 28, 2010

Segment sales:	Domestic	US Gov’t	Inter-national	Total	Domestic	US Gov’t	Inter-national	Total
Training Services Group:
Pilot Training Services	$391	$6,407	$2,645	$9,443	$1	$4,003	$3,733	$7,737
Simulation	304	-	126	430	-	-	96	96
ETC-PZL and other	31	-	267	298	33	-	66	99
Total	726	6,407	3,038	10,171	34	4,003	3,895	7,932

Control Systems Group:
Environmental	137	1,225	694	2,056	108	(17)	977	1,068
Sterilizers	2,149	-	57	2,206	1,725	-	-	1,725
Hyperbaric	668	-	530	1,198	610	-	199	809
Service and spares	594	-	49	643	441	-	146	587
Total	3,548	1,225	1,330	6,103	2,884	(17)	1,322	4,189
Company Total	$4,274	$7,632	$4,368	$16,274	$2,918	$3,986	$5,217	$12,121

Sales for fiscal first quarter 2012 were $16.3 million, an increase of $4.2 million, or 34.3%, over fiscal first quarter 2011 sales of $12.1 million. The increase reflects increased sales in the domestic and U.S. Government markets offset, in part, by a decline in International sales.

Domestic Sales

Domestic sales in fiscal first quarter 2012 were $4.3 million, an increase of $1.4 million, or 46.5%, over the fiscal first quarter 2011 sales of $2.9 million. The domestic sales increase is due primarily to higher percentage of completion (“POC”) revenues of Pilot Training Systems and Simulation products over fiscal first quarter 2011, as well as increased sterilizer, hyperbaric and environmental product sales within the CSG Group. Domestic sales represented 26.3% of the Company’s total sales in fiscal first quarter 2012, and 24.1% of the Company’s total sales in fiscal first quarter 2011.

U.S. Government sales in the fiscal first quarter 2012 were $7.6 million, as compared to fiscal first quarter 2011 sales of $4.0 million, an increase of $3.6 million, or 91.5%, and represented 46.9% of total sales in fiscal first quarter 2012 versus 32.9% for fiscal first quarter 2011. This increase is largely the result of sales of the Company’s Pilot Training Systems products under significant contracts from the U.S. Navy for a research disorientation device and the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers.

International Sales

International sales, including sales by the Company’s Poland subsidiary, for fiscal first quarter 2012, were $4.4 million as compared to $5.2 million in fiscal first quarter 2011, a decrease of $849 thousand, or 16.3%, and represented 26.8% of total sales, as compared to 43.0% in fiscal first quarter 2011. The International decline in sales primarily reflects lower Pilot Training System and Environmental product sales offset, in part, by increases in Simulation and Hyperbaric product sales.  International sales in fiscal first quarter 2012 include $2.1 million in sales to the Korean government.  International sales in fiscal first quarter 2011 included sales to the Korean government of $4.5 million. Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition, which depend upon the level and stage of development and production on multi-year long-term contracts.

Gross Profit

Gross profit for fiscal first quarter 2012 was $6.5 million as compared to $5.1 million, in fiscal first quarter 2011, an increase of $1.4 million, or 26.7%. The improvement in gross profit resulted from increased sales in both U.S. Governmental and domestic sales, which were partially offset by the reduction in higher margin international sales. Gross profit margin as a percentage of sales for fiscal first quarter 2012 was 39.9% compared to 42.3% for the same period a year ago. The 2.4 percentage point reduction in the gross profit margin primarily reflects lower sales of international products.

Index

Selling and Marketing Expenses

Selling and marketing expenses for fiscal first quarter 2012 were $1.3 million, an increase of $189,000, or 17.2%, from fiscal first quarter 2011. As a percentage of net sales, selling and marketing expenses decreased from 9.1% in fiscal first quarter 2011 to 7.9% in fiscal first quarter 2012.  The dollar increase is primarily a result of the employment of additional sales people, offset in part by reduced commissions due to the product mix shift in the current fiscal quarter to U.S. Government sales.

General and Administrative Expenses

General and administrative expenses for fiscal first quarter 2012 were $2.1 million, as compared to $1.5 million in fiscal first quarter 2011, an increase of $624,000, or 42.7%.  As a percentage of net sales, general and administrative expenses increased to 12.8% in fiscal first quarter 2012 from 12.1% in fiscal first quarter 2011. The dollar increase is primarily a result of increases in salaries, European operations, audit and consulting expenses.

Research and Development Expenses

Research and development expenses, which are charged to operations as incurred, were $245,000 in fiscal first quarter 2012, as compared to $324,000 in fiscal first quarter 2011. Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.  The decrease was a result of more research and development expenses included in cost of sales in the first fiscal quarter of 2012 compared to the first fiscal quarter of 2011.

Interest Expense

Interest expense for fiscal first quarter 2012 was $150,000 as compared to $228,000 for fiscal first quarter 2011, representing a decrease of $78,000, or 34.2%, reflecting reduced bank borrowing as a result of positive cash flow during fiscal 2011.

Other Expense, Net

Other expense, net, was $108,000 for fiscal first quarter 2012 versus $72,000 for fiscal first quarter 2011. These expenses consist primarily of bank and letter of credit fees as well as foreign currency exchange gains or losses, and the increase is primarily a result of higher foreign currency exchange losses.

Income Taxes

As of May 27, 2011, the Company reviewed the components of it deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating primarily to its net operating loss carryforwards.  The Company has a net deferred tax asset related to its net operating loss carryforwards of $8.7 million.   The Company recorded a provision for income taxes of $1.0 million in fiscal first quarter 2012 following a $7.7 million benefit recorded in the fourth fiscal quarter of 2011, which significantly reduced the valuation allowance against the Company’s deferred tax asset.  Due to the utilization of net operating loss carry forwards available, and valuation allowances on the deferred tax asset in fiscal first quarter 2011, the Company did not record an income tax provision on income in fiscal first quarter 2011.

As of May 27, 2011, the Company had approximately $28.0 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Liquidity and Capital Resources

As a result of an elevated level of production to satisfy the requirements of long-term contracts in the Company’s backlog of $105.5 million that existed at February 25, 2011, the Company borrowed under its line of credit to fund operating activities during fiscal first quarter 2012.  The Company’s availability at May 27, 2011 was $11.5 million under its line of credit with PNC. Working capital, or current assets less current liabilities, was $17.8 million at May 27, 2011 compared with $11.1 million at February 25, 2011. The Company’s current ratio, current assets divided by current liabilities, improved to 1.9:1 at May 27, 2011 from 1.6:1 at February 25, 2011.

With unused availability under the PNC Bank line of credit and the $7.5 million Lenfest Credit Facility, and the Company’s ability to generate cash from operations, the Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

Index

The schedule below presents the Company’s available borrowings under its existing credit facilities (amounts in thousands):

	As of May 27, 2011			As of February 25, 2011

Credit facility*	Total Facility	Amount Borrowed	Amount Available**	Total Facility	Amount Borrowed	Amount Available**

PNC line of credit	$20,000	$7,859	$11,544	$20,000	$3,041	$15,688
Lenfest credit line	7,500	-	7,500	7,500	-	7,500
Dedicated line of credit	5,422	5,422	-	5,422	5,422	-
Total	$32,922	$13,281	$19,044	$32,922	$8,463	$23,188

*See Note 5 to the Consolidated Unaudited Financial Statements, entitled Long-Term Obligations and Credit Arrangements, in this quarterly report on Form 10-Q.

** Amount available takes into account letters of credit outstanding against the PNC line of credit of $597 thousand and $1.3 million as of May 27, 2011 and February 25, 2011, respectively.

The Company expects to meet its long-term obligations through cash flow from operations and from increasing borrowing capacity resulting from the Company’s anticipated strengthening equity position and modest leverage.

Cash flows from operating activities

Cash flow from operating activities is driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.

During fiscal first quarter 2012, as a result of elevated production levels to meet the requirements of the $105.5 million backlog at February 25, 2011, the Company utilized $4.2 million of cash in operating activities versus cash provided by operating activities of $8.2 million for fiscal first quarter 2011. Cash was utilized primarily in the increase in cost and estimated earnings in excess of billings on uncompleted long-term POC contracts, and a reduction in billings in excess of cost and estimated earning on uncompleted long-term POC contracts.  Under POC revenue recognition, these two accounts represent the timing differences of spending on production activities versus collecting on long-term contracts.

Cash flows from investing activities

Cash used for investing activities primarily relates to funds used for capital expenditures in property and equipment and software development. The Company’s investing activities used $391,000 in fiscal first quarter 2012 and consisted primarily of costs for the acquisition of computer equipment and the manufacturing of demonstration simulators for our NASTAR Center coupled with higher software enhancements for our Advanced Tactical Fighter Systems technology.  This compares with cash used in investing activities of $579,000 in fiscal first quarter 2011.

Cash flows from financing activities

The Company’s financing activities provided $4.2 million of cash during fiscal first quarter 2012. This primarily reflected borrowings under the Company’s PNC line of credit to fund the higher level of activity that was offset, in part, by dividends paid on Preferred Stock. In fiscal first quarter 2011, net cash utilized in financing activities totaled $9.7 million, primarily for repayments under the line of credit, the repurchase of Preferred Stock and increase in restricted cash.

Outlook

We expect to use our cash, cash equivalents and credit facilities for working capital and general corporate purposes, products, product rights, technologies, property, plant and equipment, the payment of contractual obligations, including scheduled interest payments on our credit facilities and dividends on our Preferred Stock, the potential acquisition of businesses, and/or the purchase, redemption or retirement of our credit facilities and Preferred Stock. We expect that net sales of our currently marketed products, combined with availability under our lines of credit, should continue to provide us sufficient funds in fiscal 2012. At this time, however, we cannot accurately predict the effect of certain developments on our anticipated rate of sales growth in 2013 and beyond, because of factors such as the degree of market acceptance, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our efforts to develop our products.

At the end of each fiscal quarter in fiscal 2012 and through the current term of the PNC Bank line of credit we expect to maintain, per bank covenant requirement, a minimum aggregate EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of $4,000,000 (calculated as the total of the fiscal quarter then ending and the three immediately preceding fiscal quarters).

Index

Backlog

Below is a breakdown of the Company’s May 27, 2011 and February 25, 2011 sales backlog (unaudited – amounts in thousands except percentages):

May 27, 2011	Business segment
Geographic area:	TSG	CSG	Total	%
Domestic	$841	$5,087	$5,928	6.4
US Government	24,869	33,778	58,647	63.7
International	23,117	4,405	27,522	29.9
Total	$48,827	$43,270	$92,097	100.0
% of total	53.0%	47.0%	100.0%

February 25, 2011
Geographic area:
Domestic	$1,352	$6,972	$8,324	7.9
US Government	30,956	35,004	65,960	62.5
International	25,785	5,465	31,250	29.6
Total	$58,093	$47,441	$105,534	100.0
% of total	55.0%	45.0%	100.0%

Our sales backlog at May 27, 2011 and February 25, 2011 for work to be performed and revenue to be recognized under written agreements after such dates was $92.1 million and $105.5 million, respectively. Of the May 27, 2011 sales backlog, approximately $19.7, million represents one international contract for multiple aircrew training simulators. Approximately 97.5% of the U.S. Government backlog relates to three contracts.

The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Index

Item 4. Controls and Procedures

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

Internal Control over Financial Reporting:

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

ITAR Disclosure

Subsequent to February 25, 2011, the Company submitted an initial notification of voluntary disclosure to the Directorate of Defense Trade Controls within the U.S. Department of State (DDTC) concerning the potential export of technical data and defense services to foreign persons.  The services at issue (which constitute less than 0.5% of the Company’s total annual sales) consisted of the provision of low gravitational force training in a human-rated centrifuge.  The human-rated centrifuge is subject to the jurisdiction of DDTC in accordance with the International Traffic in Arms Regulations (ITAR).  The Company filed the initial notification because we determined that the training programs may be subject to the jurisdiction of the ITAR.  On June 30, 2011, we provided a full disclosure to DDTC and are awaiting DDTC’s evaluation.  At this time it is not possible to determine whether any fines or other penalties will be asserted against the Company or the materiality of any outcome.

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

Index

Item 1A. Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Item
3.1(i)(1)	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.

3.1(i)(2)	Statement with respect to shares of Series D Convertible Preferred Stock, was filed on April 27, 2009 as Exhibit 10.1 to Registrant’s Form 8-K and is incorporated herein by reference.

3.1(ii)	Registrant’s amended and restated By-Laws were filed as Exhibit 3.2 to Registrant’s Form 8-K dated July 28, 2010, and are incorporated herein by reference.

3.1(i)(3)	Statement with respect to shares of Series E Convertible Preferred Stock was filed on July 6, 2009 as Exhibit 3.1 to Registrant’s Form 8-K and is incorporated herein by reference.

3.1(i)(4)	Amendment to Articles of Incorporation of the Company was filed on July 6, 2009 as Exhibit 3.2 to Registrant’s Form 8-K and is incorporated herein by reference.

4.1	Secured Promissory Note by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

4.2
Common Stock Warrant issued by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

4.3	Amended and Restated Warrant, dated as of April 24, 2009, between Registrant and Lenfest, was filed on April 27, 2009 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Robert L. Laurent, Jr., Chief Financial Officer.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Robert L. Laurent, Jr., Chief Financial Officer.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: July 11, 2011	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief
Executive Officer
(Principal Executive Officer)

Date: July 11, 2011	By:	/s/ Robert L. Laurent, Jr.
Robert L. Laurent, Jr.,
Chief Financial Officer
(Principal Financial and Accounting Officer)