Form 10-Q
period 2011-08-26
ENVIRONMENTAL TECTONICS CORP
filed 2011-10-11
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2011

Commission file no:  1-10655

ENVIRONMENTAL TECTONICS CORPORATION

Pennsylvania	23-1714256
(State of incorporation)	(I.R.S. Employer Identification No.)

County Line Industrial Park
125 James Way
Southampton, Pennsylvania 18966
(Address of principal executive offices)

Registrant’s telephone number: (215) 355-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 11, 2011, there were 9,116,093 shares of the registrant’s Common Stock issued and outstanding.

When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Environmental Tectonics Corporation
Consolidated Income Statements
(unaudited)
(in thousands, except per share information)

	Thirteen week periods ended		Twenty-six week periods ended
	August 26, 2011	August 27, 2010	August 26, 2011	August 27, 2010
Net sales	$15,851	$13,244	$32,125	$25,365
Cost of goods sold	9,932	8,450	19,708	15,441
Gross profit	5,919	4,794	12,417	9,924

Operating expenses:
Selling and marketing	1,336	1,020	2,627	2,122
General and administrative	1,788	1,623	3,875	3,086
Research and development	136	240	381	564
	3,260	2,883	6,883	5,772

Operating income	2,659	1,911	5,534	4,152

Other expenses:
Interest expense, net	207	189	357	417
Other (income) expense, net	(24)	56	84	128
	183	245	441	545

Income before income taxes	2,476	1,666	5,093	3,607
Provision for income taxes	952	-	1,944	-

Net income	1,524	1,666	3,149	3,607
Less: Income attributable to non-controlling interest	(2)	-	(18)	(5)

Net income attributable to Environmental Tectonics Corporation	1,522	1,666	3,131	3,602

Preferred Stock dividend	(552)	(568)	(1,104)	(1,145)
Income attributable to common and participating shareholders	$970	$1,098	$2,027	$2,457

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:	$-	$-	$-	$-
Common	$0.05	$0.05	$0.10	$0.10
Preferred

Undistributed earnings per share:
Common	$0.05	$0.05	$0.10	$0.12
Preferred	$0.05	$0.05	$0.10	$0.12

Diluted earnings per share	$0.05	$0.05	$0.10	$0.12

Basic weighted average common shares:
Common weighted average number of shares	9,106	9,090	9,106	9,088
Participating preferred shares	11,095	11,475	11,095	11,555
Total weighted average number of shares	20,201	20,565	20,201	20,643
Diluted weighted average common shares:
Basic common shares	20,201	20,565	20,201	20,643
Dilutive effect of stock warrants and options	294	360	305	361
Total number of shares	20,495	20,925	20,506	21,004

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Balance Sheets
(in thousands, except share information)

	August 26, 2011 (unaudited)	February 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,685	$1,423
Restricted cash	5,625	5,607
Accounts receivable, net	6,517	4,727
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	16,758	10,371
Inventories, net	5,519	4,015
Deferred tax assets, current	4,143	3,807
Prepaid expenses and other current assets	1,235	691
Total current assets	44,482	30,641

Property, plant and equipment, net	14,687	13,359
Software development costs, net	774	802
Deferred tax assets, non-current, net	4,235	5,919
Other assets	4	70
Total assets	$64,182	$50,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$161	$219
Accounts payable, trade	4,775	4,308
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	7,741	7,534
Customer deposits	3,968	3,907
Accrued income taxes	841	28
Accrued interest and dividends	819	725
Other accrued liabilities	3,236	2,857
Total current liabilities	21,541	19,578

Long-term debt obligations, less current portion:
Credit facility payable to bank	12,430	3,041
Other long-term debt obligations	40	43
Total long-term debt obligations, less current portion:	12,470	3,084

Total liabilities	34,011	22,662

Commitments and contingencies

Shareholders’ equity:
Cumulative convertible participating Preferred Stock, Series D, $0.05 par value, 11,000 shares authorized; 386 shares outstanding at August 26, 2011 and February 25, 2011	386	386
Cumulative convertible participating Preferred Stock, Series E, $0.05 par value, 25,000 shares authorized; 21,741 shares outstanding at August 26, 2011 and February 25, 2011	21,741	21,741
Common Stock, $0.05 par value, 50,000,000 shares authorized; 9,116,093 and 9,104,601 shares issued and outstanding at August 26, 2011 and February 25, 2011, respectively	455	455
Additional paid-in capital	10,905	11,932
Accumulated other comprehensive loss	(452)	(372)
Accumulated deficit	(2,928)	(6,059)
Total shareholders’ equity	30,107	28,083
Non-controlling interest	64	46
Total shareholders’ equity attributable to ETC	30,171	28,129
Total liabilities and shareholders’ equity	$64,182	$50,791

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Twenty-six week periods ended
	August 26, 2011	August 27, 2010
Cash flows from operating activities:
Net income	$3,149	$3,607
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	770	727
Decrease in valuation allowance for deferred tax assets	-	(867)
Accretion of debt discount	105	55
Increase in allowances for accounts receivable and inventories, net	156	104
Stock compensation expense	49	49
Deferred tax assets, net	1,348	683
Changes in operating assets and liabilities:
Accounts receivable	(1,817)	14,434
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(6,387)	(4,532)
Inventories	(2,613)	1,347
Prepaid expenses and other assets	(607)	(1,960)
Accounts payable	468	(229)
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	207	(7,853)
Customer deposits	61	(112)
Accrued income taxes	813	-
Accrued interest and dividends	94	86
Other accrued liabilities	402	181
Net cash (used in) provided by operating activities	(3,802)	5,720

Cash flows from investing activities:
Acquisition of equipment	(944)	(636)
Capitalized software development costs	(146)	(322)
Net cash used in investing activities	(1,090)	(958)

Cash flows from financing activities:
Borrowings (repayments) under line of credit	9,389	(1,155)
Repurchase of Preferred Stock	-	(1,500)
Issuance of Common Stock	28	20
Payment of Preferred Stock dividends	(1,104)	(1,145)
Payments of other debt obligations	(61)	(175)
Increase in restricted cash	(18)	(2,726)
Net cash provided by (used in) financing activities	8,234	(6,681)

Effect of exchange rate changes on cash	(80)	365
Net increase (decrease) in cash	3,262	(1,554)
Cash at beginning of period	1,423	2,408
Cash at end of period	$4,685	$854

Supplemental schedule of cash flow information:
Interest paid	$153	$174
Income taxes paid	$-	$220

Supplemental information on non-cash operating and investing activities:
Accrued dividends on Preferred Stock	$552	$569

The accompanying notes are an integral part of the consolidated financial statements.

Index
ENVIRONMENTAL TECTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

Description of Business

ETC is principally engaged in the design, manufacture and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans, and the design, manufacture and sale of equipment to control, modify, simulate, and measure environmental conditions.  These products and services include aircrew training systems (aeromedical, tactical combat, and general), disaster management systems, sterilizers (steam and gas), environmental testing products, hyperbaric chambers, and other products and services that involve similar manufacturing techniques and engineering technologies.  ETC focuses on software enhancements, product extensions, new product development, and new marketplace applications.  Sales of our products are made principally to U.S. and foreign government agencies.

We operate in two primary business segments, the Training Services Group (“TSG”) and the Control Systems Group (“CSG”).

TSG: This segment includes three primary product groups: flight simulators, aircrew training devices and services, and disaster management training and systems.

CSG:  This segment includes three primary product lines: sterilizers, environmental control devices, hyperbaric chambers, and also includes parts and service support.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in February.  Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2012.

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of ETC, our wholly-owned subsidiaries (i.e., NASTAR Center LLC, ETC Delaware, and ETC International Corporation), our 95%-owned subsidiary, ETC-PZL Aerospace Industries SP. Z 0.0, (“ETC-PZL”), and our 99%-owned subsidiary, ETC Europe.  “ETC SH” refers to the Company’s corporate headquarters and main production plant located in Southampton, Pennsylvania, USA.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2011.

References to 2012 second quarter are references to the 13-week period ended August 26, 2011.  References to 2011 second quarter are references to the 13-week period ended August 27, 2010.  References to the 2012 first half are references to the 26-week period ended August 26, 2011.  References to the 2011 first half are references to the 26-week period ended August 27, 2010.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ending February 24, 2012.  References to fiscal 2011 or the 2011 fiscal year are references to the fifty-two week period ended February 25, 2011.

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

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

Recent Accounting Pronouncements

In June 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.

2. Earnings per Share

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

The two-class computation method for each period segregates basic earnings per common and participating share into two categories: distributed earnings per share (i.e., the Preferred Stock stated dividend) and undistributed earnings per share, which allocates earnings after subtracting the Preferred Stock dividend to the total of weighted average common shares outstanding plus equivalent converted common shares related to the Preferred Stock.  Basic earnings per common and participating share excludes the effect of Common Stock equivalents, and is computed using the two-class computation method.

Diluted earnings per share reflects the potential dilution that could result if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.  Diluted earnings per share continues to be computed using the if-converted method.  Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method.  If the effect of the conversion of any financial instruments would be anti-dilutive, it is excluded from the diluted earnings per share calculation.

At August 26, 2011, there was $22,127 of cumulative convertible participating Preferred Stock.  These instruments were convertible at exercise prices of:
•	Series D Preferred Stock of $55 at $0.94 per share, equating to 58,511 shares of Common Stock, issued in April 2009;
•	Series D Preferred Stock of $100 at $1.11 per share, equating to 90,090 shares of Common Stock, issued in July 2009;
•	Series D Preferred Stock of $231 at $3.02 per share, equating to 76,490 shares of Common Stock, issued in October 2010; and
•	Series E Preferred Stock of $21,741 at $2.00 per share, equating to 10,870,321 shares of Common Stock, issued in July 2009.

At August 27, 2010 there was $22,396 of cumulative convertible participating Preferred Stock.  These instruments were convertible at exercise prices of:
•	Series D Preferred Stock of $55 at $0.94 per share, equating to 58,511 shares of Common Stock, issued in April 2009;
•	Series D Preferred Stock of $100 at $1.11 per share, equating to 90,090 shares of Common Stock, issued in July 2009; and
•	Series E Preferred Stock of $22,241 at $2.00 per share, equating to 11,120,321 shares of Common Stock, issued in July 2009.

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

At August 26, 2011 and August 27, 2010, there were outstanding options to purchase the Company’s Common Stock totaling 260,921 and 156,185 shares at an average price of $4.44 and $6.06 per share, respectively.  Due to the conversion price of these Common Stock options, these shares were excluded from the calculation of diluted earnings per share because the effect of their conversion would be antidulutive.

3. Inventories

Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	August 26, 2011	February 25, 2011
	(unaudited)

Raw materials	$-	$-
Work in process	5,306	3,919
Finished goods	213	96
	$5,519	$4,015

Inventory is presented net of an allowance for obsolescence of $1,413 (raw material $124 and work in process $1,289), and $1,283 (raw material $133 and work in process $1,150) at August 26, 2011 and February 25, 2011, respectively.

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

4. Accounts Receivable

The components of accounts receivable are as follows:

	August 26, 2011	February 25, 2011
	(unaudited)
U.S. government	$2,081	$1,936
U.S. commercial	2,043	1,295
International	2,818	1,895
	6,942	5,126
Less: allowance for doubtful accounts	(425)	(399)
	$6,517	$4,727

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

Lenfest Credit Facility

As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500 with Lenfest (the “Lenfest Credit Facility”) to be used to finance certain government projects that ETC has been awarded.  The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”).  In connection with the Lenfest Credit Agreement, the Company has executed, and will in the future execute, promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500 (the “Lenfest Credit Facility Note”) based on the amount borrowed by the Company pursuant to the Lenfest Credit Agreement.  Each Lenfest Credit Facility Note issued under the Lenfest Credit Facility will accrue interest at the rate of 10% per annum, payable in cash or, at the option of Lenfest, in shares of Series D Preferred Stock of the Company, as described below.  The Lenfest Credit Facility expires on December 31, 2012.  As of August 26, 2011, the Company had not utilized any of the $7,500 available funding under this facility.

Preferred Stock

Presently, the Company has two classes of Cumulative Convertible Participating Preferred Stock: Series D (11,000 shares authorized) and Series E (25,000 shares authorized) (together, the “Preferred Stock”).  The Preferred Stock was authorized by the Company’s Board of Directors in April 2009 and approved by the Company’s shareholders in July 2009.  The Preferred Stock has a par value of $0.05 per share and a stated value of $1,000 per share.  The Preferred Stock is entitled to receive cumulative dividends at the rate of 10% per year in preference to the holders of the Company’s Common Stock with respect to dividends.  These dividends are payable only upon a liquidation event or when otherwise declared by the Board of Directors of the Company.  The Company cannot declare or pay any dividends on its Common Stock until the dividends on the Preferred Stock have been paid.  The Preferred Stock holders are entitled to receive any dividends paid with respect to the Common Stock on an “as-converted” basis.  The Preferred Stock may be converted by the holder at any time and from time to time into the Company’s Common Stock by dividing the stated value of the Preferred Stock by the conversion price established at the time of issuance (see Series D Preferred Stock and Series E Preferred Stock, below).  Upon a liquidation event, the holders of the Preferred Stock would be entitled to participate in any proceeds in preference to any common stock holders.  The Preferred Stock would also participate in any liquidation event with the Common Stock holders on an “as-converted” basis.  The Preferred Stock conversion price is subject to adjustment for certain transactions including stock splits and issuance of equity securities below the conversion prices.

The Company has reviewed the generally accepted accounting principles applicable to the Preferred Stock; specifically, the Company has reviewed both ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging.  Upon its review, the Company determined that the Preferred Stock is within the control of the Company and that the attributes of the Preferred Stock are more akin to equity than debt.  The specific attributes considered by the Company include the designation of the instruments, the conversion of the instruments to the Company’s Common Stock, the participation feature, the non-mandatory conversion, the voting rights, and the ability to appoint directors.  Secondly, the Company determined that the Preferred Stock qualifies as permanent equity because the Preferred Stock is not mandatorily redeemable, and there is no obligation to either repurchase the instruments or issue a variable amount of common shares.  Lastly, the Company determined that the conversion feature qualifies for the scope exception of ASC 815 – Derivatives and Hedging as it is clearly and closely related to the Preferred Stock instrument.

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

PNC Credit Facility

In connection with the execution of the documents to increase the Company’s existing $15,000 revolving line of credit with PNC Bank to $20,000, ETC paid to Lenfest an origination fee of 100 shares of Series D Preferred Stock, which is equal to one percent (1%) of the market value of the $10,000 in marketable securities pledged by Lenfest to PNC Bank to secure ETC’s obligations to PNC Bank.  The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100 in the aggregate.  These shares of Series D Preferred Stock have a conversion price per share equal to $1.11, equaling the average closing price of the Company’s Common Stock during the 120 days preceding the issuance of such shares and would convert into 90,090 shares of the Company’s Common Stock.

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

Preferred Stock Dividends

As of August 26, 2011, the Series D Preferred Stock totaled $386 and was convertible into 225,091 shares of the Company’s Common Stock.  All Series D Preferred Stock dividends accruing through August 26, 2011 were paid in September 2011.

Series E Preferred Stock

In July 2009, the Company issued 23,741 shares of Series E Preferred Stock to Lenfest in connection with the Lenfest Financing Transaction.  The shares of Series E Preferred Stock are convertible to Common Stock at a conversion price per share equal to $2.00 and would convert into 11,870,391 shares of the Company’s Common Stock.

On March 10, 2010, August 12, 2010 and February 9, 2011, ETC entered into three separate agreements with Lenfest to repurchase and retire a total of 2,000 shares of Series E Preferred Stock owned by Lenfest.  In the three agreements, the repurchases were made at the stated price of $1,000 per share for a total of $2,000.

As of August 26, 2011, the Series E Preferred Stock totaled $21,741 and was convertible into 10,870,391 shares of the Company’s Common Stock.  All Series E Preferred Stock dividends accruing through August 26, 2011 were paid in September 2011.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

Common Stock Warrants

In February 2009, in connection with a $2,000 loan made by Lenfest to the Company, the Company issued to Lenfest warrants to purchase 143,885 shares of ETC Common Stock, which shares were equal in value to 10% of the $2,000 note.  The warrants are exercisable for seven years following issuance at an exercise price of $1.39, which price equaled the average closing price of ETC Common Stock during the 120 days prior to the issuance of the warrant.

In July 2009, in consideration of Lenfest’s agreement to guarantee the $5,000 increase to the Company’s line of credit with PNC Bank, ETC issued to Lenfest warrants to purchase 450,450 shares of ETC Common Stock, which shares were equal in value to ten percent (10%) of the amount of the $5,000 increase.  The warrants are exercisable for seven years following issuance at an exercise price per share equal to $1.11, equaling the average closing price of ETC Common Stock during the 120 days preceding the issuance of the warrant.

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

The Company recorded a loan origination deferred charge associated with these warrants of $487 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 91.9%; risk-free interest rate of 0.49%; and an expected life of seven years.  As of August 26, 2011, the unamortized balance of the deferred charge was $187.

As of August 26, 2011, the Company’s availability under the PNC Credit Agreement was $6,786.  This reflected cash borrowing under the PNC Credit Agreement of $12,430 and outstanding letters of credit of approximately $784.  Amounts borrowed under the PNC Credit Agreement can be borrowed, repaid and reborrowed from time-to-time until June 30, 2013, and bears interest at either the prime rate plus 0.50 percentage points or the London Interbank Offered Rate (“LIBOR”) plus 2.50 percentage points.  Additionally, ETC is obligated to pay a fee of 0.125% per year for unused but available funds under the line of credit.

The PNC Credit Agreement has the following affirmative covenants: (i) a Consolidated Tangible Net Worth covenant, for which the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000 and (ii) an EBITDA covenant for which the Company must maintain a minimum cumulative aggregate Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $4,000 for the fiscal quarter then ending and the three preceding fiscal quarters.  The Company is in full compliance of its covenants as of August 26, 2011.

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

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

Dedicated Line of Credit Agreement with PNC Bank

The Company has a committed line of credit in the amount of $5,422 with PNC Bank (the “Dedicated Line of Credit”).  The Company uses the Dedicated Line of Credit to satisfy performance bond and repayment guarantee requirements for an international contract.  Use of this Dedicated Line of Credit is restricted to funding contract performance and repayment guarantee requirements under this specific contract.

As security for the Dedicated Line of Credit, the Company has deposited with PNC $5,422 in a certificate of deposit.  ETC is obligated to pay a fee of 3% per year for the Dedicated Line of Credit.

ETC-PZL Project Financing

In September 2009, ETC-PZL, located in Warsaw, Poland, entered into a project financing agreement with a Warsaw bank to fund a research and development contract with the Polish government.  The amount of this facility was $604, and it was being repaid in quarterly installments of approximately $70, which commenced in September 2009.  This facility expired in September 2011, at which time it was fully paid.  Use of this line of credit was restricted to funding contract requirements under a specific research and development contract with the Polish government.

Summary of Long-Term Debt Obligations

Long-term debt obligations at August 26, 2011 and February 25, 2011 consist of the following:

	August 26, 2011	February 25, 2011
	(unaudited)

Note payable to bank	$12,430	$3,041
ETC-PZL project financing	145	202
Equipment lease	17	49
Other long-term debt obligations	39	11
Total long-term debt obligations	12,631	3,303
Less: Current portion of long-term debt obligations	(161)	(219)
Total long-term debt obligations, less current portion	$12,470	$3,084

6. Income Taxes

Effective tax rates were 38.4% and 0.0% for the fiscal quarters ended August 26, 2011 and August 27, 2010, respectively.  Effective tax rates were 38.2% and 0.0% for the 2012 first half ended August 26, 2011 and 2011 first half ended August 27, 2010, respectively.  An income tax provision of $992 and $952 was recorded in the first and second fiscal quarters of 2012, respectively, for a total income tax provision of $1,944 recorded in the 2012 first half following a $7,665 benefit recorded in the fourth fiscal quarter of 2011, which significantly reduced the valuation allowance against the Company’s deferred tax asset.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year.  The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense.

As of August 26, 2011, the Company had approximately $25.5 million of federal net loss carryforwards available to offset future income tax liabilities.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

7. Commitments and Contingencies

Mends International, Ltd.

On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”).  Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force (the “First Arbitration”).  Mends asserted a claim for breach of contract and demanded approximately $797, plus interest and costs.  On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages of approximately $2,400.  In response, the Company asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration.  On July 1, 2010 and October 18, 2010, the International Court of Arbitration issued a Partial Final Award and an Award on Costs, which have been fully accrued.

In September 2010, a second arbitration involving ETC and Mends was heard by the International Court of Arbitration (the “Second Arbitration”).  In the Second Arbitration, the Company alleged the breach of a separate contract between the parties and sought monetary damages.  On September 5, 2011, the International Court of Arbitration issued an award in the Second Arbitration, which is the final arbitration award involving ETC and Mends.  The awards in the First Arbitration and Second Arbitration, taken together, require the Company to pay Mends approximately $950, an amount which has been fully accrued and, accordingly, did not have a material adverse effect on the Company’s financial condition or results of operation.

ITAR Disclosure

Subsequent to February 25, 2011, the Company submitted an initial notification of voluntary disclosure to the Directorate of Defense Trade Controls within the U.S. Department of State (DDTC) concerning the potential export of technical data and defense services to foreign persons.  The services at issue (which constitute less than 0.5% of the Company’s total annual sales) consisted of the provision of low gravitational force training in a human-rated centrifuge.  The human-rated centrifuge is subject to the jurisdiction of DDTC in accordance with the International Traffic in Arms Regulations (ITAR).  The Company filed the initial notification because we determined that the training programs may be subject to the jurisdiction of the ITAR.  On June 30, 2011, we provided a full disclosure to DDTC.  On July 20, 2011, the Enforcement Division of the Office of Defense Trade Controls Compliance notified the Company that the case would be closed without further action and without the assessment of any fines or other penalties.

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

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

8. Segment Information (unaudited)

The Company operates in two business segments – TSG and CSG.  Product groups within TSG include flight simulators, aircrew training devices and services, and disaster management training and systems.  Product groups within CSG include sterilizers, environmental control devices, hyperbaric chambers, and parts and service support.

The following unaudited segment information reflects the accrual basis of accounting.

Thirteen weeks ended August 26, 2011:	Training Services Group (TSG)	Control Systems Group (CSG)	Corporate	Company Total

Net sales	$9,889	$5,962	$-	$15,851
Interest expense, net	120	87	-	207
Depreciation and amortization	247	159	12	418
Operating income (loss)	1,939	1,109	(389)	2,659
Provision for income taxes	-	-	952	952
Identifiable assets	30,067	14,140	19,975	64,182
Expenditures for segment assets	519	89	91	699

Thirteen weeks ended August 27, 2010:

Net sales	$8,675	$4,569	$-	$13,244
Interest expense, net	183	6	-	189
Depreciation and amortization	305	76	-	381
Operating income (loss)	1,373	813	(275)	1,911
Income tax benefit	-	-	-	-
Identifiable assets	21,101	3,611	19,688	44,400
Expenditures for segment assets	198	119	62	379

Reconciliation to consolidated net income attributable to Environmental Tectonics Corporation:	Thirteen weeks ended August 26, 2011:	Thirteen weeks ended August 27, 2010:

Operating income	$2,659	$1,911
Interest expense, net	(207)	(189)
Other income (expense), net	24	(56)
Provision for income taxes	(952)	-
Less: Income attributable to non-controlling interest	(2)	-
Net income attributable to Environmental Tectonics Corporation	$1,522	$1,666

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

8. Segment Information (unaudited) (continued)

Twenty-six weeks ended August 26, 2011:	Training Services Group (TSG)	Control Systems Group (CSG)	Corporate	Company Total

Net sales	$20,060	$12,065	$-	$32,125
Interest expense, net	222	135	-	357
Depreciation and amortization	471	287	12	770
Operating income (loss)	3,810	2,497	(773)	5,534
Provision for income taxes	-	-	1,944	1,944
Identifiable assets	30,067	14,140	19,975	64,182
Expenditures for segment assets	818	181	91	1,090

Twenty-six weeks ended August 27, 2010:

Net sales	$16,607	$8,758	$-	$25,365
Interest expense, net	317	100	-	417
Depreciation and amortization	497	230	-	727
Operating income (loss)	2,782	1,923	(553)	4,152
Income tax benefit	-	-	-	-
Identifiable assets	21,101	3,611	19,688	44,400
Expenditures for segment assets	574	200	184	958

Reconciliation to consolidated net income attributable to Environmental Tectonics Corporation:	Twenty-six weeks ended August 26, 2011:	Twenty-six weeks ended August 27, 2010:

Operating income	$5,534	$4,152
Interest expense, net	(357)	(417)
Other income, net	(84)	(128)
Provision for income taxes	(1,944)	-
Less: Income attributable to non-controlling interest	(18)	(5)
Net income attributable to Environmental Tectonics Corporation	$3,131	$3,602

Approximately 68.1% of sales in the thirteen weeks ended August 26, 2011, totaling $10,796, were made to the U.S. Government under three contracts, to one Domestic commercial customer, and to one International customer.  Approximately 74.4% of sales in the thirteen weeks ended August 27, 2010, totaling $9,860, were made to the U.S. Government under three contracts and to one International customer.

The segment information for the thirteen weeks ended August 26, 2011 includes export sales of $4,611, including sales to the Korean government for $1,846.  The segment information for the thirteen weeks ended August 27, 2010 includes export sales of $4,239, including sales to the Korean government for $3,373.

Approximately 68.5% of sales in the twenty-six weeks ended August 26, 2011, totaling $22,016, were made to the U.S. Government under three contracts, to one Domestic commercial customer, and to one International customer.  Approximately 71.5% of sales in the twenty-six weeks ended August 27, 2010, totaling $18,139, were made to the U.S. Government under three contracts and to one International customer.

The segment information for the twenty-six weeks ended August 26, 2011 includes export sales of $8,978, including sales to the Korean government for $3,904.  The segment information for the twenty-six weeks ended August 27, 2010 includes export sales of $9,456, including sales to the Korean government for $7,847.

As of both August 26, 2011 and August 27, 2010, substantially all of the Company’s long-lived assets were located in the United States.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

9.  Subsequent Events

We have evaluated events and transactions that occurred subsequent to August 26, 2011 through the date the financial statements were issued, for potential recognition or disclosure.  Other than the disclosures in Note 7 above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Discussions of some of the matters contained in this Quarterly Report on Form 10-Q for ETC may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve risks and uncertainties.  We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

References to 2012 second quarter are references to the 13-week period ended August 26, 2011.  References to 2011 second quarter are references to the 13-week period ended August 27, 2010.  References to the 2012 first half are references to the 26-week period ended August 26, 2011.  References to the 2011 first half are references to the 26-week period ended August 27, 2010.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ending February 24, 2012.  References to fiscal 2011 or the 2011 fiscal year are references to the fifty-two week period ended February 25, 2011.

Overview

We are principally engaged in the design, manufacture and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans, and the design, manufacture and sale of equipment to control, modify, simulate, and measure environmental conditions.  These products and services include aircrew training systems (aeromedical, tactical combat, and general), disaster management systems, sterilizers (steam and gas), environmental testing products, hyperbaric chambers, and other products and services that involve similar manufacturing techniques and engineering technologies.  We are a designer, developer, and contract manufacturer of various types of high-technology equipment.  Our business activities are divided into two segments: the Training Services Group (TSG) and the Control Systems Group (CSG).  Product categories included in TSG are pilot training and flight simulators, and disaster management systems.  CSG includes sterilizers, environmental control devices, hyperbaric chambers, and parts and service support.

We sell utilizing two business approaches: integrated training services and products.  Some of our products are customized, using our proprietary software based on specifications provided by our customers.  Some of our products take more than one year to manufacture and deliver to the customer.  In the TSG segment, we offer integrated training services to both commercial and government military defense agencies and training devices to government military defense agencies both in the United States and internationally.  We sell our disaster management simulation training and products to fire and emergency training schools and state and local governments.  In the CSG segment, we sell our sterilizers to pharmaceutical and medical device manufacturers.  We sell our environmental testing systems primarily to commercial automobile manufacturers and heating, ventilation and air conditioning (HVAC) manufacturers.  We sell our hyperbaric products to the military (mainly multiple occupant “multiplace” chambers) and hospitals and clinics (mainly single occupant “monoplace” chambers).  To a lesser degree, we provide upgrade, maintenance and repair services for our products and for products manufactured by other parties.

Index

We currently market our products and services primarily through our sales offices and employees.  In addition, we also utilize the services of approximately 100 independent sales representatives and organizations throughout the world in seeking foreign orders for our products.

We have operating subsidiaries in Turkey and Poland, and maintain regional offices in the United Kingdom, Middle East, Asia and Canada.  ETC International Corporation is a holding company established for federal income tax purposes and is not an operating subsidiary.

The following factors had an impact on our financial performance, cash flow and financial position for the 2012 first half ended August 26, 2011:

•	Increased production under U.S. Government contracts

The Base Realignment and Closure (BRAC) Act passed by Congress in 2005 mandated base closures and consolidations through all the U.S. defense services.  As a result of this Act, in the past two years we have been awarded three major contracts for pilot training simulators.  Our fiscal 2012 opening backlog of firm orders included approximately $64.2 million for three significant contracts including one from the U.S. Navy for a research disorientation device and two from the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers.  As a result of engineering and production activity on these three contracts, sales to the U.S. Government increased by $5.5 million or 52.4% during the 2012 first half versus the 2011 first half.  Although at the current time we have a significant sales backlog with the U.S. Government for equipment being procured under the BRAC Act, given the current domestic economic conditions and political environment, it should not be assumed that any additional contracts will be awarded to us.  This increased manufacturing activity also resulted in the utilization of cash in operating activities of $3.8 million in the 2012 first half.

•	Provisions for Income Tax

During fiscal 2011, an income tax benefit of $7.7 million was reflected in our Consolidated Statement of Income.  This reflected a reduction in our deferred tax valuation allowance of $7.7 million, recorded as a result of our increase in booked contracts and our positive operating results.  The Company recorded an income tax provision of $1.0 million in each of the first and second fiscal quarters of 2012, respectively, for a total income tax provision of $2.0 million in the 2012 first half, reducing the Company’s net loss carryforwards, which were $25.5 million at August 26, 2011.

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

Index

Results of Operations

Thirteen weeks ended August 26, 2011 compared to thirteen weeks ended August 27, 2010

We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	(amounts in thousands)
	(unaudited)
	13-weeks ended August 26, 2011	13-weeks ended August 27, 2010	Variance $	Variance %
Sales:
Domestic	$2,756	$2,418	$338	14.0
US Government	8,484	6,587	1,897	28.8
International	4,611	4,239	372	8.8
Total sales	15,851	13,244	2,607	19.7

Gross profit	5,919	4,794	1,125	23.5

Selling and marketing expenses	1,336	1,020	316	31.0
General and administrative expenses	1,778	1,623	165	10.2
Research and development expenses	136	240	(104)	(43.3)
Operating income	2,659	1,911	748	39.1
Interest expense, net	207	189	18	9.5
Other (income) expense, net	(24)	56	(80)	(142.9)
Income before income taxes	2,476	1,666	810	48.6
Income taxes	952	-	952
Less: Income attributable to non-controlling interest	2	-	2
Net income attributable to ETC	$1,522	$1,666	$(144)	(8.6)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.05	$0.05	$-
Undistributed earnings per share:
Common	$0.05	$0.05	$-
Preferred	$0.05	$0.05	$-

Diluted earnings per share	$0.05	$0.05	$-

Net Income

Net income attributable to ETC was $1.5 million, or $0.05 diluted earnings per share, in the 2012 second quarter, compared to $1.7 million, or $0.05 diluted earnings per share, during the 2011 second quarter, representing a decrease of $144 thousand, or 8.6%.  The decline in net income includes an increase in income before income taxes of $810 thousand, primarily a result of increased gross profit on higher sales in the 2012 second quarter, which was more than offset by increased operating expenses of $377 thousand and, more significantly, a provision for income taxes of $1.0 million.  There was no provision for income taxes in the 2011 second quarter.

Index

Sales

The following schedule presents the Company’s unaudited sales by segment, business unit, and geographic area (amounts in thousands):

	Thirteen week period ended August 26, 2011				Thirteen week period ended August 27, 2010
Segment sales:	Domestic	US Gov’t	Inter-national	Total	Domestic	US Gov’t	Inter-national	Total
Training Services Group
Pilot Training Services	$110	$6,114	$2,454	$8,678	$59	$4,952	$2,868	$7,879
Simulation	460	-	106	566	227	-	165	392
ETC-PZL and other	15	-	630	645	94	-	310	404
Total	585	6,114	3,190	9,889	380	4,952	3,343	8,675

Control Systems Group
Environmental	95	2,370	296	2,761	113	1,635	886	2,634
Sterilizers	1,502	-	-	1.502	1,117	-	-	1,117
Hyperbaric	4	-	1,081	1,085	355	-	-	355
Service and spares	570	-	44	614	453	-	10	463
Total	2,171	2,370	1,421	5,962	2,038	1,635	896	4,569
Company Total	$2,756	$8,484	$4,611	$15,851	$2,418	$6,587	$4,239	$13,244

Sales for the 2012 second quarter were $15.9 million, an increase of $2.7 million, or 19.7%, over the 2011 second quarter sales of $13.2 million.  The increase reflects increased sales in the U.S. Government, Domestic and to a lesser extent, International markets.

Domestic Sales

Domestic sales in the 2012 second quarter were $2.8 million, an increase of $338 thousand, or 14.0%, over the 2011 second quarter sales of $2.4 million.  The Domestic sales increase is due primarily to an increase in Sterilizer and Simulation product sales, as well as Pilot Training Systems and Services, offset in part, by a decrease in Hyperbaric product sales within the CSG segment. Domestic sales represented 17.4% of the Company’s total sales in the 2012 second quarter, and 18.3% of the Company’s total sales in the 2011 second quarter.

U.S. Government Sales

U.S. Government sales in the 2012 second quarter were $8.5 million, as compared to 2011 second quarter sales of $6.6 million, an increase of $1.9 million, or 28.8%, and represented 53.5% of total sales in the 2012 second quarter versus 49.7% for the 2011 second quarter.  This increase is largely the result of sales of the Company’s Pilot Training Systems products under significant contracts from the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers and from the U.S. Navy for a research disorientation device.

International Sales

International sales, including sales by the Company’s Poland subsidiary, for the 2012 second quarter, were $4.6 million as compared to $4.2 million in the 2011 second quarter, an increase of $372 thousand, or 8.8%, and represented 29.1% of total sales, as compared to 32.0% in the 2011 second quarter.  The International increase in sales primarily reflects higher Hyperbaric product sales and sales of ETC-PZL, offset, in part, by decreases in Environmental product sales and lower Pilot Training System sales.  International sales in the 2012 second quarter include $1.8 million in sales to the Korean government.  International sales in the 2011 second quarter included sales to the Korean government of $3.4 million.  Fluctuations in sales to international countries from year to year primarily reflect percentage of completion (“POC”) revenue recognition, which depend upon the level and stage of development and production on multi-year long-term contracts.

Gross Profit

Gross profit for the 2012 second quarter was $5.9 million as compared to $4.8 million in the 2011 second quarter, an increase of $1.1 million, or 23.5%.  The improvement in gross profit resulted from increased sales in U.S. Governmental, Domestic and International markets. Gross profit margin as a percentage of sales for the 2012 second quarter was 37.3%, as compared to 36.2% for the same period a year ago.  The 1.1 percentage point increase in the gross profit margin primarily reflects higher sales of international products and increased training services.

Index

Selling and Marketing Expenses

Selling and marketing expenses for the 2012 second quarter were $1.3 million as compared to $1.0 million in the 2011 second quarter, an increase of $316 thousand, or 31.0%.  As a percentage of net sales, selling and marketing expenses increased from 7.7% in the 2011 second quarter to 8.4% in the 2012 second quarter.  The dollar increase is primarily a result of the employment of additional sales people, offset in part by reduced commissions due to the higher percentage of product mix in the current fiscal quarter of U.S. Government sales.

General and Administrative Expenses

General and administrative expenses for the 2012 second quarter were $1.8 million as compared to $1.6 million in the 2011 second quarter, an increase of $165 thousand, or 10.2%.  As a percentage of net sales, general and administrative expenses decreased to 11.2% in the 2012 second quarter from 12.3% in the 2011 second quarter.  The dollar increase is primarily a result of increases in salaries.

Research and Development Expenses

Research and development expenses, which are charged to operations as incurred, were $136 thousand in the 2012 second quarter, as compared to $240 thousand in the 2011 second quarter.  Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.  The decrease was a result of more research and development expenses included in the cost of sales in the 2012 second quarter as compared to the 2011 second quarter.

Operating Income

Operating income increased by $748 thousand, or 39.1%, to $2.7 million in the 2012 second quarter, which represented a combination of higher sales volume and gross profit, and reduced operating expenses as a percentage of net sales.

On a segment basis, the TSG had an operating income of $1.9 million in the 2012 second quarter, a $566 thousand improvement over the segment operating income of $1.4 million in the 2011 second quarter.  The CSG had operating income of $1.1 million in 2012 second quarter, an increase of $296 thousand over the 2011 second quarter.  These segment operating results were offset, in part, by unallocated corporate expenses of $389 thousand and $275 thousand in the 2012 and 2011 second fiscal quarters, respectively.

Interest Expense, Net

Interest expense, net, for the 2012 second quarter was $207 thousand as compared to $189 thousand for the 2011 second quarter, representing an increase of $18 thousand, or 9.5%, reflecting a higher level of bank borrowing as a result of cash used in operations, primarily for costs and estimated earnings in excess of uncompleted long-term contracts.

Other, Net

Other income, net, was $24 thousand for the 2012 second quarter versus an expense of $56 thousand for the 2011 second quarter.  The income consists primarily of a letter of credit refund and foreign currency exchange gains compared to losses in the fiscal second quarter of 2011.

Income Taxes

As of August 26, 2011, the Company reviewed the components of it deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating primarily to its net operating loss carryforwards.  The Company has a net deferred tax asset related to its net operating loss carryforwards of $8.4 million.  Income tax provisions of $1.0 million were recorded in the 2012 second quarter.  This follows a $7.7 million benefit recorded in the 2011 fourth fiscal quarter, which significantly reduced the valuation allowance against the Company’s deferred tax asset.  Due to the utilization of net operating loss carry forwards available, and valuation allowances on the deferred tax asset in the 2011 first half, the Company did not record an income tax provision on income in the 2011 first half.

As of August 26, 2011, the Company had approximately $25.5 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Index

Results of Operations

Twenty-six weeks ended August 26, 2011 compared to twenty-six weeks ended August 27, 2010

We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	(amounts in thousands)
	(unaudited)
	26-weeks ended August 26, 2011	26-weeks ended August 27, 2010	Variance $	Variance %
Sales:
Domestic	$7,030	$5,336	$1,694	31.7
US Government	16,117	10,573	5,544	52.4
International	8,978	9,456	(478)	(5.1)
Total sales	32,125	25,365	6,760	26.7

Gross profit	12,417	9,924	2,493	25.1

Selling and marketing expenses	2,627	2,122	505	23.8
General and administrative expenses	3,875	3,086	789	25.6
Research and development expenses	381	564	(183)	(32.4)
Operating income	5,534	4,152	1,382	33.3
Interest expense, net	357	417	(60)	(14.4)
Other expense, net	84	128	(44)	(34.4)

Income before income taxes	5,093	3,607	1,486	41.2
Income taxes	1,944	-	1,944
Less: Income attributable to non-controlling interest	18	5	13	260.0
Net income attributable to ETC	$3,131	$3,602	$(471)	(13.1)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.10	$0.10	$-
Undistributed earnings per share:
Common	$0.10	$0.12	$(0.02)
Preferred	$0.10	$0.12	$(0.02)

Diluted earnings per share	$0.10	$0.12	$(0.02)

Net Income

Net income attributable to ETC was $3.1 million, or $0.10 diluted earnings per share, in the 2012 first half, compared to $3.6 million, or $0.12 diluted earnings per share, during the 2011 first half, representing a decrease of $471 thousand, or 13.1%.  The decline in net income includes a significant increase in income before income taxes of $1.5 million, primarily a result of increased gross profit on higher sales in the 2012 first half; this was offset by increased operating expenses of $1.1 million and, more significantly, a provision for income taxes of $2.0 million.  There was no provision for income taxes in the 2011 first half.

Index

Sales
The following schedule presents the Company’s unaudited sales by segment, business unit, and geographic area (amounts in thousands):

	Twenty-six week period ended August 26, 2011				Twenty-six week period ended August 27, 2010
Segment sales:	Domestic	US Gov’t	Inter-national	Total	Domestic	US Gov’t	Inter-national	Total
Training Services Group
Pilot Training Services	$537	$12,521	$5,098	$18,156	$60	$8,955	$6,601	$15,616
Simulation	765	-	233	998	227	-	261	488
ETC-PZL and other	10	-	896	906	127	-	376	503
Total	1,312	12,521	6,227	20,060	414	8,955	7,238	16,607

Control Systems Group
Environmental	231	3,596	990	4,817	221	1,618	1,863	3,702
Sterilizers	3,651	-	57	3,708	2,842	-	-	2,842
Hyperbaric	672	-	1,611	2,283	965	-	199	1,164
Service and spares	1,164	-	93	1,257	894	-	156	1,050
Total	5,718	3,596	2,751	12,065	4,922	1,618	2,218	8,758
Company Total	$7,030	$16,117	$8,978	$32,125	$5,336	$10,573	$9,456	$25,365

Sales for the 2012 first half were $32.1 million, an increase of $6.7 million, or 26.7%, over the 2011 first half sales of $25.4 million.  The increase reflects increased sales in the Domestic and U.S. Government markets offset, in part, by a decline in International sales.

Domestic Sales

Domestic sales in the 2012 first half were $7.0 million, an increase of $1.7 million, or 31.7%, over the 2011 first half sales of $5.3 million.  The Domestic sales increase is due primarily to an increase in Sterilizer and Simulation product sales, as well as Pilot Training Systems and Services, offset in part, by a decrease in Hyperbaric product sales within the CSG segment.  Domestic sales represented 21.9% of the Company’s total sales in the 2012 first half, and 21.0% of the Company’s total sales in the 2011 first half.

U.S. Government Sales

U.S. Government sales in the 2012 first half were $16.1 million, as compared to the 2011 first half sales of $10.6 million, an increase of $5.5 million, or 52.4%, and represented 50.2% of total sales in the 2012 first half versus 41.7% for the 2011 first half.  This increase is largely the result of sales of the Company’s Pilot Training Systems products under significant contracts from the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers and from the U.S. Navy for a research disorientation device.

International Sales

International sales, including sales by the Company’s Poland subsidiary, for the 2012 first half, were $9.0 million as compared to $9.5 million in the 2011 first half, a decrease of $478 thousand, or 5.1%, and represented 27.9% of total sales for the 2012 first half, as compared to 37.3% in the 2011 first half.  The International decline in sales primarily reflects lower Pilot Training System and Environmental product sales offset, in part, by increases in Hyperbaric product sales.  International sales in the 2012 first half include $3.9 million in sales to the Korean government.  International sales in the 2011 first half included sales to the Korean government of $7.8 million.  Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition, which depend upon the level and stage of development and production on multi-year long-term contracts.

Gross Profit

Gross profit for the 2012 first half was $12.4 million as compared to $9.9 million in the 2011 first half, an increase of $2.5 million, or 25.1%.  The improvement in gross profit resulted from increased sales in both U.S. Governmental and Domestic sales, which were partially offset by the reduction in higher margin International sales. Gross profit margin as a percentage of sales for the 2012 first half was 38.7% compared to 39.1% for the same period a year ago.  The 0.4 percentage point reduction in the gross profit margin primarily reflects lower sales of international products.

Index

Selling and Marketing Expenses

Selling and marketing expenses for the 2012 first half were $2.6 million as compared to $2.1 million in the 2011 first half, an increase of $505 thousand, or 23.8%.  As a percentage of net sales, selling and marketing expenses decreased from 8.4% in the 2011 first half to 8.2% in the 2012 first half.  The dollar increase is primarily a result of the employment of additional sales people, offset in part by reduced commissions due to the product mix shift in the current fiscal half to U.S. Government sales.

General and Administrative Expenses

General and administrative expenses for the 2012 first half were $3.9 million as compared to $3.1 million in the 2011 first half, an increase of $789 thousand, or 25.6%.  As a percentage of net sales, general and administrative expenses decreased slightly to 12.1% in the 2012 first half from 12.2% in the 2011 first half.  The dollar increase is primarily a result of increases in salaries, European operations, audit and consulting expenses.

Research and Development Expenses

Research and development expenses, which are charged to operations as incurred, were $381 thousand in the 2012 first half, as compared to $564 thousand in the 2011 first half.  Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.  The decrease was a result of more research and development expenses included in the cost of sales in the 2012 first half compared to the 2011 first half.

Operating Income

Operating income increased by $1.4 million, or 33.3%, to $5.5 million in the 2012 first half, which represented a combination of higher sales volume and gross profit, and reduced operating expenses as a percentage of net sales.

On a segment basis, the TSG had an operating income of $3.8 million in the 2012 first half, a $1.0 million improvement over the segment operating income of $2.8 million in the 2011 first half.  The CSG had operating income of $2.5 million in 2012 first half, an increase of $574 thousand over the 2011 first half.  These segment operating results were offset, in part, by unallocated corporate expenses of $773 thousand and $553 thousand in 2012 and 2011 fiscal first halves, respectively.

Interest Expense, Net

Interest expense, net, for the 2012 first half was $357 thousand as compared to $417 thousand for the 2011 first half, representing a decrease of $60 thousand, or 14.4%, reflecting reduced bank borrowing, particularly during the first quarter as a result of positive cash flow during fiscal 2011.

Other Expense, Net

Other expense, net, was $84 thousand for the 2012 first half versus $128 thousand for the 2011 first half.  These expenses consist primarily of bank and letter of credit fees as well as foreign currency exchange gains or losses and the decrease is primarily a result of a letter of credit refund.

Income Taxes

As of August 26, 2011, the Company reviewed the components of it deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating primarily to its net operating loss carryforwards.  The Company has a net deferred tax asset related to its net operating loss carryforwards of $8.4 million.  Income tax provisions of $2.0 million were recorded in the 2012 first half.  This follows a $7.7 million benefit recorded in the 2011 fourth fiscal quarter, which significantly reduced the valuation allowance against the Company’s deferred tax asset.  Due to the utilization of net operating loss carry forwards available, and valuation allowances on the deferred tax asset in the 2011 first half, the Company did not record an income tax provision on income in the 2011 first half.

As of August 26, 2011, the Company had approximately $25.5 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Liquidity and Capital Resources

As a result of an elevated level of production to satisfy the requirements of long-term contracts in the Company’s backlog of $105.5 million that existed at February 25, 2011, the Company borrowed under its line of credit to fund operating activities during the 2012 first half.  The Company’s availability at August 26, 2011 was $6.8 million under its line of credit with PNC.  Working capital, or current assets less current liabilities, was $22.9 million at August 26, 2011 compared with $11.1 million at February 25, 2011.  The Company’s current ratio, current assets divided by current liabilities, improved to 2.1:1 at August 26, 2011 from 1.6:1 at February 25, 2011.

Index

With unused availability under the PNC Bank line of credit and the $7.5 million Lenfest Credit Facility, and the Company’s ability to generate cash from operations, the Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The schedule below presents the Company’s available borrowings under its existing credit facilities (amounts in thousands):

	As of August 26, 2011			As of February 25, 2011
Credit facility*	Total Facility	Amount Borrowed	Amount Available**	Total Facility	Amount Borrowed	Amount Available**

PNC line of credit	$20,000	$12,430	$6,786	$20,000	$3,041	$15,688
Lenfest credit line	7,500	-	7,500	7,500	-	7,500
Dedicated line of credit	5,422	5,422	-	5,422	5,422	-
Total	$32,922	$17,82	$14,286	$32,922	$8,463	$23,188

*See Note 5 to the Consolidated Unaudited Financial Statements, entitled Long-Term Obligations and Credit Arrangements, in this quarterly report on Form 10-Q.

** Amount available takes into account letters of credit outstanding against the PNC line of credit of $784 thousand and $1.3 million as of August 26, 2011 and February 25, 2011, respectively.

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

During the 2012 first half, as a result of elevated production levels to meet the requirements of the $105.5 million backlog at February 25, 2011, the Company utilized $3.8 million of cash in operating activities versus cash provided by operating activities of $5.7 million for the 2011 first half.  Cash was utilized primarily in the increase in cost and estimated earnings in excess of billings on uncompleted long-term POC contracts.  Under POC revenue recognition, this account represents the timing differences of spending on production activities versus collecting on long-term contracts.  Increased inventories purchased for projects also utilized cash during the period.

Cash flows from investing activities

Cash used for investing activities primarily relates to funds used for capital expenditures in property and equipment and software development.  The Company’s investing activities used $1.1 million in the 2012 first half and consisted primarily of costs for the acquisition of computer equipment and the manufacturing of demonstration simulators for our NASTAR Center coupled with software enhancements for our Advanced Tactical Fighter Systems technology.  This compares with cash used in investing activities of $1.0 million in the 2011 first half.

Cash flows from financing activities

The Company’s financing activities provided $8.2 million of cash during the 2012 first half.  This primarily reflected borrowings under the Company’s PNC line of credit to fund the higher level of activity that was offset, in part, by dividends paid on Preferred Stock.  In the 2011 first half, net cash utilized in financing activities totaled $6.7 million, primarily for repayments under the line of credit, the repurchase of Preferred Stock and increase in restricted cash.

Outlook

We expect to use our cash, cash equivalents, and credit facilities for working capital and general corporate purposes, products, product rights, technologies, property, plant and equipment, the payment of contractual and other legal obligations, including scheduled interest payments on our credit facilities and dividends on our Preferred Stock, the potential acquisition of businesses, and/or the purchase, redemption or retirement of our credit facilities and Preferred Stock.  We expect that net sales of our currently marketed products, combined with availability under our lines of credit, should continue to provide us sufficient funds in fiscal 2012.  At this time, however, we cannot accurately predict the effect of certain developments on our anticipated rate of sales growth in 2013 and beyond, because of factors such as the degree of market acceptance, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our efforts to develop our products.

At the end of each fiscal quarter in fiscal 2012 and through the current term of the PNC Bank line of credit we expect to maintain, per bank covenant requirement, a minimum aggregate EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of $4 million for the fiscal quarter then ending and the three immediately preceding fiscal quarters.

Index

Backlog

Below is a breakdown of the Company’s August 26, 2011 and February 25, 2011 sales backlog (unaudited – amounts in thousands except percentages):

August 26, 2011	Business segment
Geographic area:	TSG	CSG	Total	%
Domestic	$1,171	$11,164	$12,335	14.1
US Government	18,928	31,407	50,335	57.5
International	20,849	3,951	24,800	28.4
Total	$40,948	$46,522	$87,470	100.0
% of total	46.8%	53.2%	100.0%

February 25, 2011	Business segment
Geographic area:	TSG	CSG	Total	%
Domestic	$1,352	$6,972	$8,324	7.9
US Government	30,956	35,004	65,960	62.5
International	25,785	5,465	31,250	29.6
Total	$58,093	$47,441	$105,534	100.0
% of total	55.0%	45.0%	100.0%

Our sales backlog at August 26, 2011 and February 25, 2011 for work to be performed and revenue to be recognized under written agreements after such dates was $87.5 million and $105.5 million, respectively.  Of the August 26, 2011 sales backlog, approximately $17.9 million represents one International contract for multiple aircrew training simulators.  Approximately 99.2% of the U.S. Government backlog relates to three contracts.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Mends International, Ltd.

On May 29, 2008, a Request for Arbitration was filed against the Company with the Secretariat of the International Court of Arbitration by Mends International Ltd. (“Mends”).  Mends’ Request for Arbitration arose out of a February 3, 1999 contract between the Company and Mends wherein Mends purchased aeromedical equipment for sale to the Nigerian Air Force (the “First Arbitration”).  Mends asserted a claim for breach of contract and demanded approximately $797,000 plus interest and costs.  On September 16, 2008, Mends filed an Amended Request for Arbitration, adding tort claims for conversion and breach of fiduciary duty and seeking punitive damages of approximately $2,400,000.  In response, the Company asserted a counterclaim seeking damages for other disputes with Mends that have arisen under the contract that Mends has put at issue in this arbitration.  On July 1, 2010 and October 18, 2010, the International Court of Arbitration issued a Partial Final Award and an Award on Costs, which have been fully accrued.

In September 2010, a second arbitration involving ETC and Mends was heard by the International Court of Arbitration (the “Second Arbitration”).  In the Second Arbitration, the Company alleged the breach of a separate contract between the parties and sought monetary damages.  On September 5, 2011, the International Court of Arbitration issued an award in the Second Arbitration, which is the final arbitration award involving ETC and Mends.  The awards in the First Arbitration and Second Arbitration, taken together, require the Company to pay Mends approximately $950,000, an amount which has been fully accrued and, accordingly, did not have a material adverse effect on the Company’s financial condition or results of operation.

ITAR Disclosure

Subsequent to February 25, 2011, the Company submitted an initial notification of voluntary disclosure to the Directorate of Defense Trade Controls within the U.S. Department of State (DDTC) concerning the potential export of technical data and defense services to foreign persons.  The services at issue (which constitute less than 0.5% of the Company’s total annual sales) consisted of the provision of low gravitational force training in a human-rated centrifuge.  The human-rated centrifuge is subject to the jurisdiction of DDTC in accordance with the International Traffic in Arms Regulations (ITAR).  The Company filed the initial notification because we determined that the training programs may be subject to the jurisdiction of the ITAR.  On June 30, 2011, we provided a full disclosure to DDTC.  On July 20, 2011, the Enforcement Division of the Office of Defense Trade Controls Compliance notified the Company that the case would be closed without further action and without the assessment of any fines or other penalties.

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

Index

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Item
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Robert L. Laurent, Jr., Chief Financial Officer.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Robert L. Laurent, Jr., Chief Financial Officer.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

101.DEF*	XBRL Taxonomy Extension Definition

*           XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: October 11, 2011	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief
Executive Officer
(Principal Executive Officer)

Date: October 11, 2011	By:	/s/ Robert L. Laurent, Jr.
Robert L. Laurent, Jr.,
Chief Financial Officer
(Principal Financial and Accounting Officer)