Form 10-Q
period 2011-11-25
ENVIRONMENTAL TECTONICS CORP
filed 2012-01-10
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2011

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

As of January 9, 2012, there were 9,120,855 shares of the registrant’s Common Stock issued and outstanding.

When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Environmental Tectonics Corporation
Consolidated Income Statements
(unaudited)
(in thousands, except per share information)

	Thirteen week period ended		Thirty-nine week period ended
	November 25, 2011	November 26, 2010	November 25, 2011	November 26, 2010
Net sales	$17,259	$16,148	$49,384	$41,513
Cost of goods sold	11,606	10,058	31,314	25,499
Gross profit	5,653	6,090	18,070	16,014

Operating expenses:
Selling and marketing	1,386	1,302	4,013	3,424
General and administrative	2,060	2,068	5,935	5,154
Research and development	171	108	552	672
	3,617	3,478	10,500	9,250

Operating income	2,036	2,612	7,570	6,764

Other expenses:
Interest expense, net	195	205	552	622
Other expense, net	26	85	110	213
	221	290	662	835

Income before income taxes	1,815	2,322	6,908	5,929
Provision for income taxes	996	-	2,940	-

Net income	819	2,322	3,968	5,929
Less: Income attributable to non-controlling interest	(10)	(6)	(28)	(11)

Net income attributable to Environmental Tectonics Corporation	809	2,316	3,940	5,918

Preferred Stock dividend	(552)	(558)	(1,656)	(1,703)
Income attributable to common and participating shareholders	$257	$1,758	$2,284	$4,215

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:	$-	$-	$-	$-
Common	$0.05	$0.05	$0.15	$0.15
Preferred

Undistributed earnings per share:
Common	$0.01	$0.09	$0.11	$0.20
Preferred	$0.01	$0.09	$0.11	$0.20

Diluted earnings per share	$0.01	$0.08	$0.11	$0.20

Basic weighted average common shares:
Common weighted average number of shares	9,118	9,092	9,111	9,089
Participating preferred shares	11,095	11,368	11,095	11,506
Total weighted average number of shares	20,213	20,460	20,206	20,595
Diluted weighted average common shares:
Basic common shares	20,213	20,460	20,206	20,595
Dilutive effect of stock warrants and options	287	381	302	359
Total number of shares	20,500	20,841	20,508	20,954

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Balance Sheets
(in thousands, except share information)

	November 25, 2011 (unaudited)	February 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,585	$1,423
Restricted cash	5,986	5,607
Accounts receivable, net	9,563	4,727
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	18,851	10,371
Inventories, net	5,589	4,015
Deferred tax assets, current	4,115	3,807
Prepaid expenses and other current assets	702	691
Total current assets	48,391	30,641

Property, plant and equipment, net	14,710	13,359
Software development costs, net	696	802
Deferred tax assets, non-current, net	3,489	5,919
Other assets	59	70
Total assets	$67,345	$50,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$12	$219
Accounts payable, trade	6,573	4,308
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	5,408	7,534
Customer deposits	4,221	3,907
Accrued income taxes	471	28
Accrued interest and dividends	882	725
Other accrued liabilities	2,317	2,857
Total current liabilities	19,884	19,578

Long-term debt obligations, less current portion:
Credit facility payable to bank	17,116	3,041
Other long-term debt obligations	-	43
Total long-term debt obligations, less current portion:	17,116	3,084

Total liabilities	37,000	22,662

Commitments and contingencies

Shareholders’ equity:
Cumulative convertible participating Preferred Stock, Series D, $0.05 par value, 11,000 shares authorized; 386 shares outstanding at November 25, 2011 and February 25, 2011	386	386
Cumulative convertible participating Preferred Stock, Series E, $0.05 par value, 25,000 shares authorized; 21,741 shares outstanding at November 25, 2011 and February 25, 2011	21,741	21,741
Common Stock, $0.05 par value, 50,000,000 shares authorized; 9,120,855 and 9,104,601 shares issued and outstanding at November 25, 2011 and February 25, 2011, respectively	456	455
Additional paid-in capital	10,388	11,932
Accumulated other comprehensive loss	(581)	(372)
Accumulated deficit	(2,119)	(6,059)
Total shareholders’ equity	30,271	28,083
Non-controlling interest	74	46
Total shareholders’ equity attributable to ETC	30,345	28,129
Total liabilities and shareholders’ equity	$67,345	$50,791

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirty-nine week periods ended
	November 25, 2011	November 26, 2010
Cash flows from operating activities:
Net income	$3,968	$5,929
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,256	1,109
Increase (decrease) in valuation allowance for deferred tax assets	343	(2,456)
Accretion of debt discount	130	165
Increase in allowances for accounts receivable and inventories, net	41	252
Stock compensation expense	76	73
Deferred tax assets, net	1,779	2,278
Changes in operating assets and liabilities:
Accounts receivable	(4,862)	7,334
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(8,480)	(4,358)
Inventories	(2,569)	1,536
Prepaid expenses and other assets	(131)	(1,576)
Accounts payable	2,266	2,681
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(2,126)	(10,045)
Customer deposits	314	(54)
Accrued income taxes	443	-
Accrued interest and dividends	157	(91)
Other accrued liabilities	(541)	(200)
Net cash (used in) provided by operating activities	(7,936)	2,577

Cash flows from investing activities:
Acquisition of equipment	(1,357)	(990)
Capitalized software development costs	(163)	(474)
Net cash used in investing activities	(1,520)	(1,464)

Cash flows from financing activities:
Borrowings under line of credit	14,075	3,374
Payment of Preferred Stock dividends	(1,656)	(1,703)
Increase in restricted cash	(379)	(2,727)
Payments of other debt obligations	(250)	(229)
Issuance of Common Stock	37	30
Repurchase of Preferred Stock, Series E	-	(1,500)
Issuance of Preferred Stock, Series D	-	231
Net cash provided by (used in) financing activities	11,827	(2,524)

Effect of exchange rate changes on cash	(209)	359
Net increase (decrease) in cash	2,162	(1,052)
Cash at beginning of period	1,423	2,408
Cash at end of period	$3,585	$1,356

Supplemental schedule of cash flow information:
Interest paid	$278	$309
Income taxes paid	$631	$256

Supplemental information on non-cash operating and investing activities:
Accrued dividends on Preferred Stock	$552	$559

The accompanying notes are an integral part of the consolidated financial statements.

Index

ENVIRONMENTAL TECTONICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

Description of Business

ETC is principally engaged in the design, manufacture, and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans, and the design, manufacture, and sale of equipment to control, modify, simulate, and measure environmental conditions.  These products and services include aircrew training systems (aeromedical, tactical combat, and general aviation), disaster management systems, sterilizers (using either steam or ethylene oxide), environmental testing products, hyperbaric chambers (single occupant “monoplace” chambers and multiple occupant “multiplace” chambers), and other products and services that involve similar manufacturing techniques and engineering technologies.  ETC focuses on software enhancements, product extensions, new product development, and new marketplace applications.  Sales of our products are made principally to U.S. and foreign government agencies.

We operate in two primary business segments, the Training Services Group (“TSG”) and the Control Systems Group (“CSG”).

TSG: This segment includes three primary product groups: flight simulators, aircrew training devices and services, and disaster management training and systems.

CSG:  This segment includes three primary product lines: sterilizers, environmental control devices, and hyperbaric chambers, and also includes parts and service support.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in February.  Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2012.

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of ETC, our wholly-owned subsidiaries (i.e., NASTAR Center LLC, ETC Delaware, and ETC International Corporation), our 95%-owned subsidiary, ETC-PZL Aerospace Industries SP. Z 0.0, (“ETC-PZL”), and our 99%-owned subsidiary, Environmental Tectonics Corporation (Europe) Limited (“ETC Europe”).  “ETC SH” refers to the Company’s corporate headquarters and main production plant located in Southampton, Pennsylvania, USA.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by ETC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.

In accordance with industry practices, costs and estimated earnings in excess of billings on uncompleted long-term contracts are classified as current even though a portion of these amounts may not be realized within one year.

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the 2011 fiscal year.

References to 2012 third quarter are references to the 13-week period ended November 25, 2011.  References to 2011 third quarter are references to the 13-week period ended November 26, 2010.  References to the 2012 first three quarters are references to the 39-week period ended November 25, 2011.  References to the 2011 first three quarters are references to the 39-week period ended November 26, 2010.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ending February 24, 2012.  References to fiscal 2011 or the 2011 fiscal year are references to the fifty-two week period ended February 25, 2011.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during fiscal 2012 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the 2011 fiscal year.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); accordingly, this requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

Both ASU 2011-05 and ASU 2011-12 will be concurrently applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

At November 25, 2011, there was $22,127 of cumulative convertible participating Preferred Stock.  These instruments were convertible at exercise prices of:

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

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

At November 26, 2010 there was $22,627 of cumulative convertible participating Preferred Stock.  These instruments were convertible at exercise prices of:

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

On February 20, 2009, in connection with the issuance of a $2,000 promissory note, the Company issued 200,000 warrants to purchase 143,885 shares of the Company’s Common Stock at $1.39 per share.  Additionally, on July 2, 2009, in consideration of an increase of the guarantee on the line of credit with PNC Bank, National Association (“PNC Bank”), the Company issued 500,000 warrants to purchase 450,450 shares of the Company’s Common Stock at $1.11 per share.  On January 4, 2011, the Company entered into amendments to these warrants to remove a provision in each of the warrants which provided anti-dilution protection in the event the Company issued securities at a price below the exercise price set forth in the warrants.

At November 25, 2011 and November 26, 2010, there were outstanding options to purchase the Company’s Common Stock totaling 270,921 and 156,185 shares at an average price of $4.35 and $6.06 per share, respectively.  Due to the conversion price of certain Common Stock options, certain shares were excluded from the calculation of diluted earnings per share because the effect of their conversion would be antidulutive.

3.	Inventories

Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	November 25, 2011 (unaudited)	February 25, 2011

Raw materials	$-	$-
Work in process	5,145	3,919
Finished goods	444	96
	$5,589	$4,015

Inventory is presented net of an allowance for obsolescence of $1,299 (raw material $81 and work in process $1,218), and $1,283 (raw material $133 and work in process $1,150) at November 25, 2011 and February 25, 2011, respectively.

In accordance with United States generally accepted accounting principles, the Company may capitalize into property, plant, and equipment certain costs of simulation equipment.  This equipment may be used to provide training or as a demonstration device to market the technology, and may be sold as a product if appropriate.  Upon receipt of a contract or contracts for products which are based on this technology, such costs will be transferred initially into inventory and subsequently charged to the cost of sales for that particular contract as manufacturing costs.

4. Accounts Receivable

The components of accounts receivable are as follows:

	November 25, 2011 (unaudited)	February 25, 2011
U.S. government	$2,887	$1,936
U.S. commercial	2,274	1,295
International	4,827	1,895
	9,988	5,126
Less: allowance for doubtful accounts	(425)	(399)
	$9,563	$4,727

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

5.	Long-Term Obligations and Credit Arrangements

Lenfest Financing Transaction

On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”), which was approved by shareholders on July 2, 2009, with H.F. Lenfest (“Lenfest”), a major shareholder and member of our Board of Directors, that provided for the following: (i) a $7,500 credit facility provided by Lenfest to ETC, which allowed for advances prior to December 31, 2010, with the advances to be repaid by December 31, 2012; (ii) exchange of the $10,000 Subordinated Note held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company; and (iii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank in connection with an increase of the Company’s existing $15,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000 in marketable securities.

Lenfest Credit Facility

As part of the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500 with Lenfest (the “Lenfest Credit Facility”) to be used to finance certain government projects that ETC had been awarded.  The terms of the Lenfest Credit Facility are set forth in a Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009 (the “Lenfest Credit Agreement”).  In connection with the Lenfest Credit Agreement, the Company could, prior to December 31, 2010, execute promissory notes in favor of Lenfest, in the aggregate principal amount of up to $7,500 to be repaid based on the amount borrowed by the Company pursuant to the Lenfest Credit Agreement.  As of November 25, 2011, the Company did not utilize any of the $7,500 in funding available under the Lenfest Credit Facility, which is no longer available to the Company.

Preferred Stock

Presently, the Company has two classes of Cumulative Convertible Participating Preferred Stock: Series D (11,000 shares authorized) and Series E (25,000 shares authorized) (together, the “Preferred Stock”).  The Preferred Stock was authorized by the Company’s Board of Directors in April 2009 as part of the Lenfest Financing Transaction, and the Lenfest Financing Transaction was approved by the Company’s shareholders in July 2009.  The Preferred Stock has a par value of $0.05 per share and a stated value of $1,000 per share.  The Preferred Stock is entitled to receive cumulative dividends at the rate of 10% per year in preference to the holders of the Company’s Common Stock with respect to dividends.  These dividends are payable only upon a liquidation event or when otherwise declared by the Board of Directors of the Company.  The Company cannot declare or pay any dividends on its Common Stock until the dividends on the Preferred Stock have been paid.  The Preferred Stock holders are entitled to receive any dividends paid with respect to the Common Stock on an “as-converted” basis.  The Preferred Stock may be converted by the holder at any time and from time to time into the Company’s Common Stock by dividing the stated value of the Preferred Stock by the conversion price established at the time of issuance (see Series D Preferred Stock and Series E Preferred Stock, below).  Upon a liquidation event, the holders of the Preferred Stock would be entitled to participate in any proceeds in preference to any common stock holders.  The Preferred Stock would also participate in any liquidation event with the Common Stock holders on an “as-converted” basis.  The Preferred Stock conversion price is subject to adjustment for certain transactions including stock splits and issuance of equity securities below the conversion prices.

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

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

Issuances of the Preferred Stock are as follows:

Series D Preferred Stock

Lenfest Credit Facility

On April 24, 2009, the Company paid to Lenfest an origination fee of 1% of the committed amount of the Lenfest Credit Facility.  The value of the origination fee was $55.  The origination fee was paid in 55 shares of Series D Preferred Stock, which have a conversion price of $0.94 per share, equaling the closing price of the Company’s Common Stock on that day and would convert into 58,511 shares of the Company’s Common Stock.

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

Interest Payment

On October 6, 2010, the Company issued to Lenfest 231 shares of Series D Preferred Stock with a stated value of $1,000 per share in payment of $231 of interest due under the Lenfest Pledge Agreement for the period July 2, 2009 through November 26, 2010.  The 231 shares have a conversion price per share equal to $3.02 equaling the average closing price of the Company’s Common Stock during the 120 days preceding the issuance of such shares, and would convert into 76,490 shares of the Company’s Common Stock.

Preferred Stock Dividends

As of November 25, 2011, the Series D Preferred Stock totaled $386 and was convertible into 225,091 shares of the Company’s Common Stock.  All Series D Preferred Stock dividends accruing through November 25, 2011 are expected to be paid in January 2012.

Series E Preferred Stock

On July 2, 2009, the Company issued 23,741 shares of Series E Preferred Stock to Lenfest in connection with the Lenfest Financing Transaction.  The shares of Series E Preferred Stock are convertible to Common Stock at a conversion price per share equal to $2.00 and would convert into 11,870,391 shares of the Company’s Common Stock.

On March 10, 2010, August 12, 2010, and February 9, 2011, ETC entered into three separate agreements with Lenfest to repurchase and retire a total of 2,000 shares of Series E Preferred Stock owned by Lenfest.  In the three agreements, the repurchases were made at the stated price of $1,000 per share for a total of $2,000.

As of November 25, 2011, the Series E Preferred Stock totaled $21,741 and was convertible into 10,870,391 shares of the Company’s Common Stock.  All Series E Preferred Stock dividends accruing through November 25, 2011 are expected to be paid in January 2012.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

Common Stock Warrants

On February 28, 2009, in connection with a $2,000 loan made by Lenfest to the Company, the Company issued to Lenfest warrants to purchase 143,885 shares of ETC Common Stock, which shares were equal in value to 10% of the $2,000 note.  The warrants are exercisable for seven years following issuance at an exercise price of $1.39, which price equaled the average closing price of ETC Common Stock during the 120 days prior to the issuance of the warrant.

On July 2, 2009, in consideration of Lenfest’s agreement to guarantee the $5,000 increase to the Company’s line of credit with PNC Bank, ETC issued to Lenfest warrants to purchase 450,450 shares of ETC Common Stock, which shares were equal in value to ten percent (10%) of the amount of the $5,000 increase.  The warrants are exercisable for seven years following issuance at an exercise price per share equal to $1.11, equaling the average closing price of ETC Common Stock during the 120 days preceding the issuance of the warrant.

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

The Company recorded a loan origination deferred charge associated with these warrants of $487 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 91.9%; risk-free interest rate of 0.49%; and an expected life of seven years.  As of November 25, 2011, the unamortized balance of the deferred charge was $161.

As of November 25, 2011, the Company’s availability under the PNC Credit Agreement was $2,103.  This reflected cash borrowing under the PNC Credit Agreement of $17,116 and outstanding letters of credit of approximately $781.  Amounts borrowed under the PNC Credit Agreement can be borrowed, repaid and reborrowed from time-to-time until June 30, 2013, and bears interest at either the prime rate plus 0.50 percentage points or the London Interbank Offered Rate (“LIBOR”) plus 2.50 percentage points.  Additionally, ETC is obligated to pay a fee of 0.125% per year for unused but available funds under the line of credit.

The PNC Credit Agreement has the following affirmative covenants: (i) a Consolidated Tangible Net Worth covenant, for which the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000 and (ii) an EBITDA covenant for which the Company must maintain a minimum cumulative aggregate Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $4,000 for the fiscal quarter then ending and the three preceding fiscal quarters.  The Company is in compliance with its covenants as of November 25, 2011.

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

As security for the Dedicated Line of Credit, the Company has deposited $5,422 in a certificate of deposit with PNC Bank.  ETC is obligated to pay a fee of 3% per year for the Dedicated Line of Credit.

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

Summary of Long-Term Debt Obligations

Long-term debt obligations at November 25, 2011 and February 25, 2011 consist of the following:

	November 25, 2011 (unaudited)	February 25, 2011

Note payable to bank	$17,116	$3,041
ETC-PZL project financing	-	202
Equipment lease	12	49
Other long-term debt obligations	-	11
Total long-term debt obligations	17,128	3,303
Less: Current portion of long-term debt obligations	(12)	(219)
Total long-term debt obligations, less current portion	$17,116	$3,084

6. Income Taxes

Effective tax rates were 54.9% and 0.0% for the 2012 third quarter and 2011 third quarter, respectively.  Effective tax rates were 42.6% and 0.0% over the 2012 first three quarters and 2011 first three quarters, respectively.  An income tax provision of $996 was recorded in the 2012 third quarter, and an income tax provision of $2,940 was recorded over the 2012 first three quarters following a $7,665 benefit recorded in the fourth fiscal quarter of 2011, which significantly reduced the valuation allowance against the Company’s deferred tax asset.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year.  The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense.

As of November 25, 2011, the Company had approximately $23.6 million of federal net loss carryforwards available to offset future income tax liabilities.

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

The following unaudited segment information reflects the accrual basis of accounting.

Thirteen weeks ended November 25, 2011:	Training Services Group (TSG)	Control Systems Group (CSG)	Corporate	Company Total

Net sales	$9,258	$8,001	$-	$17,259
Interest expense, net	116	79	-	195
Depreciation and amortization	256	193	37	486
Operating income (loss)	994	1,441	(399)	2,036
Provision for income taxes	-	-	996	996
Identifiable assets	33,181	16,051	18,113	67,345
Expenditures for segment assets	324	61	45	430

Thirteen weeks ended November 26, 2010:
Net sales	$11,334	$4,814	$-	$16,148
Interest expense, net	127	78	-	205
Depreciation and amortization	261	121	-	382
Operating income (loss)	2,506	1,009	(903)	2,612
Income tax benefit	-	-	-	-
Identifiable assets	25,009	6,333	20,032	51,374
Expenditures for segment assets	315	147	44	506

Reconciliation to consolidated net income attributable to Environmental Tectonics Corporation:	Thirteen weeks ended November 25, 2011:	Thirteen weeks ended November 26, 2010:
Operating income	$2,036	$2,612
Interest expense, net	(195)	(205)
Other expense, net	(26)	(85)
Provision for income taxes	(996)	-
Income attributable to non-controlling interest	(10)	(6)
Net income attributable to Environmental Tectonics Corporation	$809	$2,316

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

8. Segment Information (unaudited) (continued)

Thirty-nine weeks ended November 25, 2011:	Training Services Group (TSG)	Control Systems Group (CSG)	Corporate	Company Total

Net sales	$29,318	$20,066	$-	$49,384
Interest expense, net	338	214	-	552
Depreciation and amortization	726	481	49	1,256
Operating income (loss)	4,804	3,938	(1,172)	7,570
Provision for income taxes	-	-	2,940	2,940
Identifiable assets	33,181	16,051	18,113	67,345
Expenditures for segment assets	1,142	242	136	1,520

Thirty-nine weeks ended November 26, 2010:
Net sales	$27,941	$13,572	$-	$41,513
Interest expense, net	444	178	-	622
Depreciation and amortization	758	351	-	1,109
Operating income (loss)	5,288	2,932	(1,456)	6,764
Income tax benefit	-	-	-	-
Identifiable assets	25,009	6,333	20,032	51,374
Expenditures for segment assets	889	347	228	1,464

Reconciliation to consolidated net income attributable to Environmental Tectonics Corporation:	Thirty-nine weeks ended November 25, 2011:	Thirty-nine weeks ended November 26, 2010:
Operating income	$7,570	$6,764
Interest expense, net	(552)	(622)
Other expense, net	(110)	(213)
Provision for income taxes	(2,940)	-
Income attributable to non-controlling interest	(28)	(11)
Net income attributable to Environmental Tectonics Corporation	$3,940	$5,918

Approximately 61.0% of sales in the 2012 third quarter, totaling $10,528, were made to the U.S. Government under three contracts, to one Domestic commercial customer, and to one International customer.  Approximately 71.8% of sales in the 2011 third quarter, totaling $11,587, were made to the U.S. Government under three contracts and to one International customer.

The segment information for the 2012 third quarter includes export sales of $6,417, including sales to the Korean government for $3,668.  The segment information for the 2011 third quarter includes export sales of $5,851, including sales to the Korean government for $5,064.

Approximately 65.1% of sales in the 2012 first three quarters, totaling $32,145, were made to the U.S. Government under three contracts, to one Domestic commercial customer, and to one International customer.  Approximately 71.4% of sales in the 2011 first three quarters, totaling $29,644, were made to the U.S. Government under three contracts and to one International customer.

The segment information for the 2012 first three quarters includes export sales of $15,394, including sales to the Korean government for $7,572.  The segment information for the 2011 first three quarters includes export sales of $15,307, including sales to the Korean government for $12,913.

As of both November 25, 2011 and November 26, 2010, substantially all of the Company’s long-lived assets were located in the United States.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share data)

9. Subsequent Events

In December 2011, we learned of potential accounting practices at a foreign subsidiary, relating to the manner in which internal personnel costs are allocated to certain contracts. These potential practices raise questions of compliance with the terms of these contracts, our business policies and with applicable laws, along with questions regarding our proper accounting for the cost of these contracts. The Audit Committee of our Board of Directors is conducting an internal investigation to determine the extent and materiality of the non-compliance. The Audit Committee has not yet completed its work or reached any final conclusions. Consequently, at this time, we are unable to estimate the potential impact of these accounting practices and any penalties or sanctions, if any, that may be assessed in connection with this matter. Proceeds under the related contracts averaged approximately $1.7 million, per year, over the last three years.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Discussions of some of the matters contained in this Quarterly Report on Form 10-Q for ETC may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve risks and uncertainties.  We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC and its subsidiaries that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including, but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors.  Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control.  Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the 2011 fiscal year, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Shareholders are urged to review these risks carefully prior to making an investment in the Company’s Common Stock.

The Company cautions that the foregoing list of factors that could affect forward-looking statements by ETC is not exclusive.  Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

References to 2012 third quarter are references to the 13-week period ended November 25, 2011.  References to 2011 third quarter are references to the 13-week period ended November 26, 2010.  References to the 2012 first three quarters are references to the 39-week period ended November 25, 2011.  References to the 2011 first three quarters are references to the 39-week period ended November 26, 2010.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ending February 24, 2012.  References to fiscal 2011 or the 2011 fiscal year are references to the fifty-two week period ended February 25, 2011.

Overview

We are principally engaged in the design, manufacture, and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans, and the design, manufacture, and sale of equipment to control, modify, simulate, and measure environmental conditions.  These products and services include aircrew training systems (aeromedical, tactical combat, and general aviation), disaster management systems, sterilizers (using either steam or ethylene oxide), environmental testing products, hyperbaric chambers (single occupant “monoplace” chambers and multiple occupant “multiplace” chambers), and other products and services that involve similar manufacturing techniques and engineering technologies.  We are a designer, developer, and contract manufacturer of various types of high-technology equipment.  Our business activities are divided into two segments: the Training Services Group (TSG) and the Control Systems Group (CSG).  Product categories included in TSG are pilot training and flight simulators, and disaster management systems.  CSG includes sterilizers, environmental control devices, hyperbaric chambers, and parts and service support.

We sell utilizing two business approaches: integrated training services and products.  Some of our products are customized, using our proprietary software based on specifications provided by our customers.  Some of our products take more than one year to manufacture and deliver to the customer.  In the TSG segment, we offer integrated training services to both commercial and government military defense agencies and training devices to government military defense agencies both in the United States and internationally.  We sell our disaster management simulation training and products to fire and emergency training schools and state and local governments.  In the CSG segment, we sell our sterilizers to pharmaceutical and medical device manufacturers.  We sell our environmental testing systems primarily to commercial automobile manufacturers and heating, ventilation and air conditioning (HVAC) manufacturers.  We sell our hyperbaric products to the military (primarily “multiplace” chambers) and hospitals and clinics (primarily “monoplace” chambers).  To a lesser degree, we provide upgrade, maintenance, and repair services for our products and for products manufactured by other parties.

Index

We currently market our products and services primarily through our sales offices and employees.  In addition, we also utilize the services of approximately forty independent sales representatives and organizations throughout the world in seeking foreign orders for our products.

We have operating subsidiaries in Turkey, Poland, and the United Kingdom, and maintain regional offices in the Middle East, Asia, and Canada.

In December 2011, we learned of potential accounting practices at one of these foreign operating subsidiaries, relating to the manner in which internal personnel costs are allocated to certain contracts.  These potential practices raise questions of compliance with the terms of these contracts, our business policies and with applicable laws, along with questions regarding our proper accounting for the cost of these contracts.  The Audit Committee of our Board of Directors is conducting an internal investigation to determine the extent and materiality of the non-compliance.  The Audit Committee has not yet completed its work or reached any final conclusions.  Consequently, at this time, we are unable to estimate the potential impact of these accounting practices and any penalties or sanctions, if any, that may be assessed in connection with this matter.  Proceeds under the related contracts averaged approximately $1.7 million, per year, over the last three years.

The following factors had an impact on our financial performance, cash flow, and financial position for the 2012 first three quarters:

•	Increased production under U.S. Government contracts

The Base Realignment and Closure (BRAC) Act passed by Congress in 2005 mandated base closures and consolidations through all the U.S. defense services.  As a result of this Act, in the past two years we have been awarded three major contracts for pilot training simulators.  Our fiscal 2012 opening backlog of firm orders included approximately $64.2 million for three significant contracts including one from the U.S. Navy for a research disorientation device and two from the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers.  As a result of engineering and production activity on these three contracts, sales to the U.S. Government increased by $5.5 million or 31.4% during the 2012 first three quarters versus the 2011 first three quarters.  Although at the current time we have a significant sales backlog with the U.S. Government for equipment being procured under the BRAC Act, given the current domestic economic conditions and political environment, it should not be assumed that any additional contracts will be awarded to us.  This increased manufacturing activity also resulted in the utilization of cash in operating activities of $7.9 million in the 2012 first three quarters.  The technical complexity of a certain product in one of the contracts resulted in increased costs during the 2012 third quarter.  We believe that we have overcome these technical challenges and do not anticipate these costs to continue.

•	Provisions for Income Taxes

During fiscal 2011, an income tax benefit of $7.7 million was reflected in our Consolidated Statement of Income.  This reflected a reduction in our deferred tax valuation allowance of $7.7 million, recorded as a result of our increase in booked contracts and our positive operating results.  The Company recorded an income tax provision of $1.0 million, $0.9 million, and $1.0 million in each of the first three quarters of fiscal 2012, respectively, for a total income tax provision of $2.9 million recorded over the 2012 first three quarters, reducing the Company’s net loss carryforwards to $23.6 million at November 25, 2011.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements, entitled Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the 2011 fiscal year.

Index

Results of Operations

Thirteen weeks ended November 25, 2011 compared to thirteen weeks ended November 26, 2010

We have historically experienced significant variability in our quarterly revenue, earnings, and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results (amounts in thousands) (unaudited)
	13-weeks ended November 25, 2011	13-weeks ended November 26, 2010	Variance $	Variance %
Sales:
Domestic	$4,024	$3,419	$605	17.7
U.S. Government	6,818	6,878	(60)	(0.9)
International	6,417	5,851	566	9.7
Total sales	17,259	16,148	1,111	6.9

Gross profit	5,653	6,090	(437)	(7.2)

Selling and marketing expenses	1,386	1,302	84	6.5
General and administrative expenses	2,060	2,068	(8)	(0.4)
Research and development expenses	171	108	63	58.3
Operating income	2,036	2,612	(576)	(22.1)
Interest expense, net	195	205	(10)	(4.9)
Other expense, net	26	85	(59)	(69.4)
Income before income taxes	1,815	2,322	(507)	(21.8)
Income taxes	996	-	(996)
Less: Income attributable to non-controlling interest	10	6	4	66.7
Net income attributable to ETC	$809	$2,316	$(1,507)	(65.1)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.05	$0.05	$-
Undistributed earnings per share:
Common	$0.01	$0.09	$(0.08)
Preferred	$0.01	$0.09	$(0.08)

Diluted earnings per share	$0.01	$0.08	$(0.07)

Net Income

Net income attributable to ETC was $809 thousand, or $0.01 diluted earnings per share, in the 2012 third quarter, compared to $2.3 million or $0.08 diluted earnings per share, during the 2011 third quarter, representing a decrease of $1.5 million, or 65.1%.  The decline in net income reflects a reduction in income before income taxes of $507 thousand, a result of lower gross profits, primarily from costs related to a U.S. Government contract, on higher sales in the 2012 third quarter, and more significantly, a provision for income taxes of $1.0 million.  There was no provision for income taxes in the 2011 third quarter.

Index

Sales

The following schedule presents the Company’s unaudited sales by segment, business unit, and geographic area (amounts in thousands):

		Thirteen weeks ended November 25, 2011				Thirteen weeks ended November 26, 2010

Segment sales:	Domestic	U.S. Gov’t	Inter-national	Total	Domestic	U.S. Gov’t	Inter-national	Total
Training Services Group
Pilot Training Services	$73	$3,926	$3,887	$7,886	$38	$6,066	$4,606	$10,710
Simulation	510	-	156	666	447	-	64	511
ETC-PZL and other	-	-	706	706	118	-	(5)	113

Total	583	3,926	4,749	9,258	603	6,066	4,665	11,334

Control Systems Group
Environmental	608	2,892	1,001	4,501	337	812	829	1,978
Sterilizers	1,912	-	-	1,912	1,930	-	-	1,930
Hyperbaric	453	-	642	1,095	9	-	333	342
Service and spares	468	-	25	493	540	-	24	564

Total	3,441	2,892	1,668	8,001	2,816	812	1,186	4,814

Company Total	$4,024	$6,818	$6,417	$17,259	$3,419	$6,878	$5,851	$16,148

Sales for the 2012 third quarter were $17.3 million, an increase of $1.1 million, or 6.9%, over the 2011 third quarter sales of $16.2 million.  The increase reflects increased sales in Domestic and International markets.  U.S. Government sales declined modestly.

Domestic Sales

Domestic sales in the 2012 third quarter were $4.0 million, an increase of $605 thousand, or 17.7%, over the 2011 third quarter sales of $3.4 million.  The increase in Domestic sales is due primarily to an increase in Hyperbaric and Environmental product sales within the CSG segment.  Domestic sales represented 23.3% of the Company’s total sales in the 2012 third quarter, and 21.2% of the Company’s total sales in the 2011 third quarter.

U.S. Government Sales

U.S. Government sales in the 2012 third quarter were $6.8 million, a decrease of $60 thousand, or 0.9%, compared to 2011 third quarter sales of $6.9 million, and represented 39.5% of total sales in the 2012 third quarter versus 42.6% for the 2011 third quarter.  This slight decrease is the result of lower sales of Pilot Training Systems, offset in part, by an increase in sales of a suite of research altitude chambers.

International Sales

International sales for the 2012 third quarter, including sales by our 95%-owned subsidiary in Poland, ETC-PZL Aerospace Industries SP. Z 0.0, (“ETC-PZL”), were $6.4 million as compared to $5.9 million in the 2011 third quarter, an increase of $566 thousand, or 9.7%, and represented 37.2% of total sales in the 2012 third quarter as compared to 36.2% in the 2011 third quarter.  The International sales reflect an increase in Hyperbaric and Environmental product sales, as well as sales for ETC-PZL during the quarter, offset in part, by a decrease in Pilot Training System sales.  International sales in the 2012 third quarter included $3.7 million in sales to the Korean government.  International sales in the 2011 third quarter included $5.1 million in sales to the Korean government.  Fluctuations in sales to international countries from year to year primarily reflect percentage of completion (“POC”) revenue recognition, which depends upon the level and stage of development and production on multi-year long-term contracts.

Gross Profit

Gross profit for the 2012 third quarter was $5.7 million as compared to $6.1 million in the 2011 third quarter, a decrease of $437 thousand, or 7.2%.  The reduction in gross profit resulted primarily from costs related to a U.S. Government contract, which also caused a reduction in the gross profit margin as a percentage of sales for the 2012 third quarter to 32.8%, as compared to 37.7% for the same period a year ago.

Index

Selling and Marketing Expenses

Selling and marketing expenses for the 2012 third quarter were $1.4 million as compared to $1.3 million in the 2011 third quarter, an increase of $84 thousand, or 6.5%.  As a percentage of net sales, selling and marketing expenses decreased slightly to 8.0% in the 2012 third quarter from 8.1% in the 2011 third quarter.  The dollar increase was primarily a result of the employment of additional sales people, offset in part, by reduced commissions due to a shift in the mix of sales towards non-commission generating sales.

General and Administrative Expenses

General and administrative expenses for the 2012 third quarter of $2.1 million remained unchanged as compared to the 2011 third quarter.  As a percentage of net sales, general and administrative expenses decreased to 11.9% in the 2012 third quarter from 12.8% in the 2011 third quarter.  Although the dollar amount of general and administrative expense did not change, there was a reduction in legal expense, offset by increases in other expenses.

Research and Development Expenses

Research and development expenses, which are charged to operations as incurred, were $171 thousand in the 2012 third quarter as compared to $108 thousand in the 2011 third quarter.  Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research pertaining to specific contracts, as well as research for product enhancement.  The increase was a result of less research and development expenses included in the cost of sales in the 2012 third quarter as compared to the 2011 third quarter.

Operating Income

Operating income decreased by $576 thousand, or 22.1%, to $2.0 million in the 2012 third quarter, which reflected a reduced gross profit, primarily from costs related to a U.S. Government contract, on higher sales volume, and higher operating expenses.

On a segment basis, the TSG had an operating income of $1.0 million in the 2012 third quarter, a $1.5 million decrease from the segment operating income of $2.5 million in the 2011 third quarter.  The technical complexity of a certain product in one of the U.S. Government contracts within the TSG resulted in increased costs during the 2012 third quarter.  The CSG had an operating income of $1.4 million in the 2012 third quarter, a $432 thousand improvement over the segment operating income of $1.0 million in the 2011 third quarter.  These segment operating results were offset, in part, by unallocated corporate expenses of $399 thousand and $903 thousand in the 2012 and 2011 third fiscal quarters, respectively.

Interest Expense, Net

Interest expense, net, for the 2012 third quarter was $195 thousand as compared to $205 thousand for the 2011 third quarter, representing a reduced debt at ETC-PZL partially offset by a higher level of bank borrowing as a result of cash used in operations, primarily for costs and estimated earnings in excess of billings on uncompleted long-term contracts.

Other Expense, Net

Other expense, net, for the 2012 third quarter was $26 thousand as compared to $85 thousand for the 2011 third quarter.  The decrease consists primarily of lower foreign currency exchange losses.

Income Taxes

As of November 25, 2011, the Company reviewed the components of its deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating primarily to its net operating loss carryforwards.  The Company has a net deferred tax asset related to its net operating loss carryforwards of $7.6 million.  Income tax provisions of $1.0 million were recorded in the 2012 third quarter.  This follows a $7.7 million benefit recorded in the 2011 fourth quarter, which significantly reduced the valuation allowance against the Company’s deferred tax asset.  Due to the utilization of net operating loss carry forwards available, and valuation allowances on the deferred tax asset in the 2011 first three quarters, the Company did not record an income tax provision on income in the 2011 first three quarters.

As of November 25, 2011, the Company had approximately $23.6 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Index

Results of Operations

Thirty-nine weeks ended November 25, 2011 compared to thirty-nine weeks ended November 26, 2010

We have historically experienced significant variability in our quarterly revenue, earnings and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results (amounts in thousands) (unaudited)
	39-weeks ended November 25, 2011	39-weeks ended November 26, 2010	Variance $	Variance %
Sales:
Domestic	$11,055	$8,755	$2,300	26.3
U.S. Government	22,935	17,451	5,484	31.4
International	15,394	15,307	87	0.6
Total sales	49,384	41,513	7,871	19.0

Gross profit	18,070	16,014	2,056	12.8

Selling and marketing expenses	4,013	3,424	589	17.2
General and administrative expenses	5,935	5,154	781	15.2
Research and development expenses	552	672	(120)	(17.9)
Operating income	7,570	6,764	806	11.9
Interest expense, net	552	622	(70)	(11.3)
Other expense, net	110	213	(103)	(48.4)
Income before income taxes	6,908	5,929	979	16.5
Income taxes	2,940	-	2,940
Less: Income attributable to non-controlling interest	28	11	17	154.5
Net income attributable to ETC	$3,940	$5,918	$(1,978)	(33.4)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.15	$0.15	$-
Undistributed earnings per share:
Common	$0.11	$0.20	$(0.09)
Preferred	$0.11	$0.20	$(0.09)

Diluted earnings per share	$0.11	$0.20	$(0.09)

Net Income

Net income attributable to ETC was $3.9 million, or $0.11 diluted earnings per share, in the 2012 first three quarters as compared to $5.9 million or $0.20 diluted earnings per share, during the 2011 first three quarters, representing a decrease of $2.0 million, or 33.4%.  The decline in net income includes an increase in income before income taxes of $1.0 million, which was primarily a result of increased gross profit on higher sales in the 2012 first three quarters, partially offset by an increase in operating expenses of $1.3 million, and more significantly, a provision for income taxes of $2.9 million.  There was no such provision for income taxes recorded over the 2011 first three quarters.

Index

Sales

The following schedule presents the Company’s unaudited sales by segment, business unit, and geographic area (amounts in thousands):

	Thirty-nine weeks ended				Thirty-nine weeks ended
	November 25, 2011				November 26, 2010

Segment sales:	Domestic	U.S. Gov’t	Inter-national	Total	Domestic	U.S. Gov’t	Inter-national	Total
Training Services Group
Pilot Training Services	$611	$16,447	$8,984	$26,042	$98	$15,021	$11,207	$26,326
Simulation	1,285	-	389	1,674	674	-	325	999
ETC-PZL and other	-	-	1,602	1,602	245	-	371	616

Total	1,896	16,447	10,975	29,318	1,017	15,021	11,903	27,941

Control Systems Group
Environmental	839	6,488	1,991	9,318	558	2,430	2,692	5,680
Sterilizers	5,563	-	57	5,620	4,772	-	-	4,772
Hyperbaric	1,125	-	2,253	3,378	974	-	532	1,506
Service and spares	1,632	-	118	1,750	1,434	-	180	1,614

Total	9,159	6,488	4,419	20,066	7,738	2,430	3,404	13,572

Company Total	$11,055	$22,935	$15,394	$49,384	$8,755	$17,451	$15,307	$41,513

Sales for the 2012 first three quarters were $49.4 million, an increase of $7.9 million, or 19.0%, over sales for the 2011 first three quarters of $41.5 million.  The increase reflects increased sales in the Domestic and U.S. Government markets, and to a lesser extent, International sales.

Domestic Sales

Domestic sales for the 2012 first three quarters were $11.1 million as compared to $8.8 million for the 2011 first three quarters, an increase of $2.3 million or 26.3%.  This increase is due primarily to an increase in Simulation and Sterilizer product sales, as well as Pilot Training Systems and Services.  Domestic sales represented 22.4% of the Company’s total sales for the 2012 first three quarters as compared to 21.1% of the Company’s total sales for the 2011 first three quarters.

U.S. Government Sales

U.S. Government sales for the 2012 first three quarters were $22.9 million as compared to $17.4 million for the 2011 first three quarters, an increase of $5.5 million or 31.4%.  This increase is largely the result of sales of the Company’s Pilot Training Systems products under significant contracts from the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers, and from the U.S. Navy for a research disorientation device.  U.S. Government sales represented 46.4% of the Company’s total sales for the 2012 first three quarters as compared to 42.0% of the Company’s total sales for the 2011 first three quarters.

International Sales

International sales for the 2012 first three quarters, including sales by ETC-PZL, the Company’s Poland subsidiary, were $15.4 million as compared to $15.3 million for the 2011 first three quarters, an increase of $87 thousand or 0.6%.  The slight increase in International sales primarily reflects an increase in sales of Hyperbaric products, offset in part, by a decrease in sales of Pilot Training System and Environmental products.  International sales represented 31.2% of the Company’s total sales for the 2012 first three quarters as compared to 36.9% of the Company’s total sales for the 2011 first three quarters.  International sales for the 2012 first three quarters included $7.6 million in sales to the Korean government.  International sales for the 2011 first three quarters included $12.9 million in sales to the Korean government.  Fluctuations in sales to international countries from year to year primarily reflect POC revenue recognition, which depends upon the level and stage of development and production on multi-year long-term contracts.

Gross Profit

Gross profit for the 2012 first three quarters was $18.1 million as compared to $16.0 million for the 2011 first three quarters, an increase of $2.1 million or 12.8%.  The increase in gross profit dollars was a result of an increase in both U.S. Government and Domestic sales.  The effect of higher sales was partially offset by lower gross profit margin on those sales compared to the same period in the prior year. Gross profit margin as a percentage of sales for the 2012 first three quarters was 36.6% compared to 38.6% for the same period a year ago.  The 2.0 percentage point reduction in the gross profit margin primarily reflects costs related to a U.S. Government contract.

Index

Selling and Marketing Expenses

Selling and marketing expenses for the 2012 first three quarters were $4.0 million as compared to $3.4 million for the 2011 first three quarters, an increase of $589 thousand, or 17.2%.  As a percentage of net sales, selling and marketing expenses decreased slightly to 8.1% for the 2012 first three quarters from 8.2% for the 2011 first three quarters.  The dollar increase was primarily a result of the employment of additional sales people, offset in part, by reduced commissions due to a higher percentage of the product mix in the 2012 first three quarters being from sales to the U.S. Government.

General and Administrative Expenses

General and administrative expenses for the 2012 first three quarters were $5.9 million as compared to $5.2 million for the 2011 first three quarters, an increase of $781 thousand or 15.2%.  As a percentage of net sales, general and administrative expenses decreased to 12.0% for the 2012 first three quarters from 12.4% for the 2011 first three quarters.  The dollar increase is primarily a result of increases in salaries, European operations, audit, and consulting expenses.

Research and Development Expenses

Research and development expenses, which are charged to operations as incurred, were $552 thousand for the 2012 first three quarters as compared to $672 thousand for the 2011 first three quarters.  Most of the Company’s research efforts, which have been and continue to be a significant cost of its business, are included in cost of sales for applied research pertaining to specific contracts, as well as research for product enhancement.  The decrease was a result of more research and development expenses included in the cost of sales for the 2012 first three quarters as compared to the 2011 first three quarters.

Operating Income

Operating income increased by $806 thousand, or 11.9%, to $7.6 million for the 2012 first three quarters, which reflects the effect of higher sales volume and gross profit, offset by the lower gross profit margin on those sales, and increased operating expenses.

On a segment basis, the TSG had an operating income of $4.8 million for the 2012 first three quarters, a $484 thousand decrease compared to the segment operating income of $5.3 million for the 2011 first three quarters.  The technical complexity of a certain product in one of the U.S. Government contracts within the TSG resulted in increased costs during the 2012 first three quarters.  The CSG had operating income of $3.9 million for the 2012 first three quarters, a $1.0 million improvement over the segment operating income of $2.9 million for the 2011 first three quarters.  These segment operating results were offset, in part, by unallocated corporate expenses of $1.1 million and $1.4 million for the 2012 and 2011 first three quarters, respectively.

Interest Expense, Net

Interest expense, net, for the 2012 first three quarters was $552 thousand as compared to $622 thousand for the 2011 first three quarters, representing a decrease of $70 thousand, or 11.3%, reflecting reduced bank borrowing, particularly during the first quarter, and lower borrowing at ETC-PZL.

Other Expense, Net

Other expense, net, for the 2012 first three quarters was $110 thousand as compared to $213 thousand for the 2011 first three quarters.  These expenses consist primarily of bank and letter of credit fees, as well as foreign currency exchange gains or losses, and the decrease is primarily a result of a letter of credit refund.

Income Taxes

As of November 25, 2011, the Company reviewed the components of it deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating primarily to its net operating loss carryforwards.  The Company has a net deferred tax asset related to its net operating loss carryforwards of $7.6 million.  Income tax provisions of $2.9 million were recorded over the 2012 first three quarters.  This follows a $7.7 million benefit recorded in the 2011 fourth fiscal quarter, which significantly reduced the valuation allowance against the Company’s deferred tax asset.  Due to the utilization of net operating loss carry forwards available, and valuation allowances on the deferred tax asset in the 2011 first three quarters, the Company did not record an income tax provision on income in the 2011 first three quarters.

As of November 25, 2011, the Company had approximately $23.6 million of federal net loss carry forwards available to offset future income tax liabilities, beginning to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Index

Liquidity and Capital Resources

As a result of an elevated level of production to satisfy the requirements of long-term contracts in the Company’s backlog of $105.5 million that existed at February 25, 2011, the Company borrowed under its line of credit to fund operating activities during the 2012 first three quarters.  The Company’s availability at November 25, 2011 was $2.1 million under its line of credit with PNC Bank; the Company’s availability at January 4, 2012 was $3.3 million.  The Company expects the availability to continue increasing as several of our long-term contracts with back loaded cash receipts begin to wind down.  Working capital, or current assets less current liabilities, was $28.5 million at November 25, 2011 compared with $11.1 million at February 25, 2011.  The Company’s current ratio, current assets divided by current liabilities, improved to 2.4:1 at November 25, 2011 from 1.6:1 at February 25, 2011.

With unused availability under the PNC Bank line of credit and the Company’s ability to generate cash from operations, the Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures, and debt repayment obligations for the next twelve months.

The schedule below presents the Company’s available borrowings under its existing credit facilities (amounts in thousands):

	As of November 25, 2011			As of February 25, 2011
Credit facility*	Total Facility	Amount Borrowed	Amount Available**	Total Facility	Amount Borrowed	Amount Available**

PNC Bank line of credit	$20,000	$17,116	$2,103	$20,000	$3,041	$15,688
Dedicated line of credit	5,422	5,422	-	5,422	5,422	-
Total	$25,422	$22,538	$2,103	$25,422	$8,463	$15,688

*See Note 5 to the Consolidated Unaudited Financial Statements, entitled Long-Term Obligations and Credit Arrangements, in this quarterly report on Form 10-Q.

** Amount available takes into account letters of credit outstanding against the PNC Bank line of credit of $781 thousand and $1.3 million as of November 25, 2011 and February 25, 2011, respectively.

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

During the 2012 first three quarters, as a result of elevated production levels to meet the requirements of the $105.5 million backlog at February 25, 2011, the Company utilized $7.9 million of cash in operating activities versus cash provided by operating activities of $2.6 million over the 2011 first three quarters.  Cash was utilized primarily for the increase in costs and estimated earnings in excess of billings on uncompleted long-term POC contracts.  Under POC revenue recognition, this account represents the timing differences of spending on production activities versus collecting on long-term contracts.  An increase in accounts receivable and increased inventories purchased for projects also utilized cash during the period.

Cash flows from investing activities

Cash used for investing activities primarily relates to funds used for capital expenditures in property and equipment and software development.  The Company’s investing activities used $1.5 million over the 2012 first three quarters and consisted primarily of costs for the acquisition of computer equipment and the manufacturing of demonstration simulators for our NASTAR Center, coupled with software enhancements for our Advanced Tactical Fighter Systems technology and Hyperbaric products.  This is comparable to cash used in investing activities of $1.5 million over the 2011 first three quarters.

Cash flows from financing activities

The Company’s financing activities provided $11.8 million of cash over the 2012 first three quarters.  This primarily reflected borrowings under the Company’s PNC Bank line of credit to fund the higher level of activity that was offset, in part, by dividends paid on Preferred Stock.  Over the 2011 first three quarters, net cash utilized in financing activities totaled $2.5 million, primarily for repayments under the line of credit, the repurchase of Preferred Stock, and increase in restricted cash.

Outlook

We expect to use our cash, cash equivalents, and credit facilities for working capital and general corporate purposes, products, product rights, technologies, property, plant and equipment, the payment of contractual and other legal obligations, including scheduled interest payments on our credit facilities and dividends on our Preferred Stock, the potential acquisition of businesses, and/or the purchase, redemption or retirement of our credit facilities and Preferred Stock.  We expect that net sales of our currently marketed products, combined with availability under our lines of credit, should continue to provide us sufficient funds for fiscal 2012.  At this time, however, we cannot accurately predict the effect of certain developments on our anticipated rate of sales growth in fiscal 2013 and beyond, because of factors such as the degree of market acceptance, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our efforts to develop our products.

Index

At the end of each fiscal quarter in fiscal 2012, and through the current term of the PNC Bank line of credit, we expect to maintain, per bank covenant requirement, a minimum aggregate EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of $4 million for the fiscal quarter then ending and the three immediately preceding fiscal quarters.

Backlog

Below is a breakdown of the Company’s November 25, 2011 and February 25, 2011 sales backlog (unaudited – amounts in thousands except percentages):

	Business segment
November 25, 2011
Geographic area:	TSG	CSG	Total	%
Domestic	$1,221	$9,908	$11,129	14.7%
U.S. Government	15,327	29,428	44,755	59.2%
International	16,932	2,824	19,756	26.1%
Total	$33,480	$42,160	$75,640	100.0%
% of total	44.3%	55.7%	100.0%

	Business segment
February 25, 2011
Geographic area:	TSG	CSG	Total	%
Domestic	$1,352	$6,972	$8,324	7.9%
U.S. Government	30,956	35,004	65,960	62.5%
International	25,785	5,465	31,250	29.6%
Total	$58,093	$47,441	$105,534	100.0%
% of total	55.0%	45.0%	100.0%

Our sales backlog at November 25, 2011 and February 25, 2011 for work to be performed and revenue to be recognized under written agreements after such dates was $75.6 million and $105.5 million, respectively.  Of the November 25, 2011 sales backlog, approximately $14.5 million represents one International contract for multiple aircrew training simulators.  Approximately 98.5% of the U.S. Government backlog relates to three contracts.

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

Index

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

Item 1A.	Risk Factors

As discussed in the Overview in MD&A above, our Audit Committee is conducting an internal investigation with respect to potential accounting practices at one of the Company’s foreign operating subsidiaries, relating to the manner in which internal personnel costs are allocated to certain contracts.  At this time, the Audit Committee has not yet completed its work or reached any final conclusions.  Consequently, at this time, we are unable to estimate the potential impact of these accounting practices and any penalties or sanctions, if any, that may be assessed in connection with this matter.

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

ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: January 10, 2012	By:	/s/ William F. Mitchell
William F. Mitchell
By:President and Chief
Executive Officer
(Principal Executive Officer)

Date: January 10, 2012	By:	/s/ Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)