Form 10-K
period 2012-02-24
ENVIRONMENTAL TECTONICS CORP
filed 2012-08-02
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 24, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.05 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted, pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐  No ☒

As of August 26, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $12,596,000 based upon the closing sale price of the registrant’s Common Stock on the OTCQB Market Tier of $2.25 on such date.  (The information provided is not an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed.  The information provided is solely for record keeping purposes of the Securities and Exchange Commission.)

As of July 10, 2012, there were 9,142,296 shares of the registrant’s Common Stock issued and outstanding.

Documents incorporated by reference:

PARTS I and II - Portions of the Registrant’s Annual Report to Shareholders for the fiscal year covered by this Form 10-K (the “Annual Report to Shareholders”), which portions are included as an exhibit to this Form 10-K.

ENVIRONMENTAL TECTONICS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
FEBRUARY 24, 2012

When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Discussions of some of the matters contained in this Annual Report on Form 10-K for ETC may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and, as such, may involve risks and uncertainties.  Some of these discussions are contained under the captions “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ETC and its subsidiaries that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including, but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items, and the effects of foreign currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors, or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by, or, that include, terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors.  Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control.  Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in this Annual Report on Form 10-K under the caption “Item 1A. Risk Factors.”  Shareholders are urged to review these risks carefully prior to making an investment in the Company’s Common Stock.

The Company cautions that the foregoing list of factors that could affect forward-looking statements by ETC is not exclusive.  Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

References to fiscal 2011 or the 2011 fiscal year are references to the fifty-two week period ended February 25, 2011.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ended February 24, 2012.  References to fiscal 2013 or the 2013 fiscal year are references to the fifty-two week period ending February 22, 2013.

PART I

Item 1.	Business

ETC was incorporated in 1969 in Pennsylvania.  For over forty-three years, we have provided our customers with products, service, and support.  Innovation, continuous technological improvement and enhancement, and product quality are core values that are critical to our success.  We are a significant supplier and innovator in the following product areas: (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight; (2) altitude (hypobaric) chambers; (3) the Advanced Disaster Management Simulator (“ADMS”); (4) steam and gas sterilizers; (5) testing and simulation devices for the automotive industry; and (6) hyperbaric (100% oxygen) chambers.

For fiscal 2012, we have changed our reporting segments to Aerospace Solutions (“Aerospace”) and Commercial/Industrial Systems (“CIS”) from Training Services Group (“TSG”) and Control Systems Group (“CSG”).  We believe that this change more closely describes our markets, and aligns our products with how ETC manages its business and approaches these markets.  The most significant change is that our altitude chamber business has moved from CSG into Aerospace because these chambers are primarily used to provide hypoxia training and are marketed along with our other Aerospace products.  What is left in the former CSG is marketed to commercial and industrial customers; thus, a name change for the segment to CIS.  Fiscal 2011 segment financial information has been restated to reflect this change in segments.

As indicated, we operate in two business segments – Aerospace and CIS.

Aerospace encompasses the design, manufacture, and sale of (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight; collectively, Aircrew Training Systems (“ATS”), (2) altitude (hypobaric) chambers, and (3) ADMS, as well as integrated logistics support for customers who purchase these products.

These products and services provide customers with an offering of comprehensive solutions for improved readiness and reduced operational costs.

Specific products within Aerospace include:

•	GYROLAB GL-6000 Gryphon Disorientation Research Device;
•	GYROLAB GL-4000;
•	GYROLAB GL-1500;
•	GYRO IPT III Integrated Physiological Trainer;
•	G-LAB;
•	ATFS-400-31 PHOENIX High Performance Human Centrifuge;
•	ATFS-400-25 PHOENIX High Performance Human Centrifuge;
•	FALCON Altitude Chamber;
•	GYROFLIGHT;
•	GAT II Fixed-Wing;
•	GAT II Helo;
•	ZERO-ZERO Ejection Seat Simulator; and
•	ADMS family of products (ADMS-COMMAND, ADMS-CONTROL, etc.).

Specific services within Aerospace include:

•	Pilot selection;
•	Night vision and night vision goggle training;
•	Water survival training;
•	Aeromedical training;
•	Tactical flight training;
•	Basic pilot training;
•	Advanced pilot training;
•	Upset recovery and spatial disorientation training;
•	Suborbital and orbital commercial human spaceflight training;
•	Emergency management simulation training; and
•	Integrated logistics support.

CIS operations encompass the design, manufacture, and sale of core technologies including:

•	Steam and gas (ethylene oxide) sterilizers;
•	Environmental testing and simulation devices for the automotive industry;
•	Hyperbaric (100% oxygen) chambers for one person (monoplace chambers) and multiple persons (multiplace chambers); and
•	Parts and service support.

Net sales, net income, total assets, and other financial information regarding our segments may be found in Note 10 – Business Segment Information of the Notes to the Consolidated Financial Statements in the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Product Development

Technological improvement and enhancement is an integral part of our business and philosophy.  New ideas and products come from customer feedback based on the markets in which they operate, and from all levels of our design and engineering staff.  Throughout the Company, product development emphasizes additional functionality and fidelity, enhancing control systems and software graphics, and exploring commercial possibilities.  Our recent product development efforts are as follows:

Aerospace Segment

GYROLAB GL-6000 Gryphon Disorientation Research Device

During fiscal 2012, we shipped the last major subassembly of the GYROLAB GL-6000 Gryphon Disorientation Research Device (“GL-6000”) to Wright Paterson Air Force Base.  The cockpit capsule with its rotating gimbals and linear sleds represent the last and most important parts of the GL-6000 operation.  The GL-6000 is an advanced training and research device that was competitively awarded by the U.S. Navy to ETC.  The GL-6000 was sold by the ATS business unit of ETC.  The U.S. Navy will use this device to support clinical and operational research and mishap investigation.

The GL-6000 is a flexible, multifunctional system with advanced motion capabilities.  It replicates the extreme motions found in current and future generation aircraft to which pilots are un-accustomed.  We believe that current training devices cannot replicate the motions and its associative physiologic stressors created by the latest generation of aircraft, which can induce Spatial Disorientation (SD), loss of Situational Awareness (SA), and/or create an Upset Recovery situation.  The GL-6000 has the capability to authentically replicate these novel motion environments to provide effective and transferable human factors training to pilots.  ETC’s GL-6000 features sustained-G capability and six distinct degrees of freedom (motions).  The unique motion capability of the GL-6000, its wide field-of-view real-world visuals, and its reconfigurable cabin support operational and clinical research into complex human factors issues for aircraft, land vehicles, and water vehicles.  The Advanced Medical Monitoring and Data Acquisition (DAQ) System of the GL-6000 creates a platform to support cutting edge clinical research into vestibular functioning, human interpretation of orientation percepts, attention management, decision making and skill selection in a dynamic environment.

Tactical Flight Combat and G-force / Disorientation Trainers

Initially, the Company’s high-G (the physiological impact of gravity on humans) aircrew training centrifuges were developed for the aeromedical community to provide G-training such as G-loss of consciousness (“G-LOC”) for high performance jet pilots; however, we believed that we could incorporate tactical flight simulation into a high-G ground simulator.  By 2004 the engineering tools and technology had evolved sufficiently to allow us to begin this integration in earnest.  The result of this evolution is our Authentic Tactical Fighting System (“ATFS”), the first fully “flyable” centrifuge-based tactical maneuvering ground based simulator.  Our ATFS technology allows fighter pilots to practice tactical air combat maneuvers such as dodging enemy missiles, ground fire and aircraft obstacles while experiencing the real life environment of a high G-force fighter aircraft.  These flight trainers provide a low cost and extremely less risky alternative to actual air flight.  Development of this technology is a core objective of ETC. Additionally we are now migrating elements of this technology to other products, especially the GYROLAB GL-4000, our four axes motion platform simulator.

With respect to our altitude chamber business, we were awarded a $37.5 million contract during fiscal 2011 by the U.S. Air Force to provide a suite of four altitude chambers to the 711th Human Performance Wing at Wright Patterson Air Force Base in Dayton, Ohio.  These chambers will support research activities to investigate and develop solutions for current and future Department of Defense aviation and space operations.  The cutting edge research capabilities of these altitude chambers will allow investigation of physiological issues associated with exposure to medium and high altitudes in extreme environments as well as equipment development, qualification, and human rating.

Upset Recovery Training (URT)

Loss of control in flight is a major cause factor in loss of life and hull damage in aircraft accidents.  Modern day commercial aviation currently has no requirement for training of pilots to deal with these situations, commonly referred to as “upsets.”  Twenty years ago, about 80% of civilian pilots were from a military training background and had training in extreme conditions; today this percentage is down to about 20%.  Realistic training for responding to and recovering from upsets, or URT, requires more than a non-centrifuged-based simulator because non-centrifuge-based simulators do not reproduce the physiological stresses and disorientation that a pilot experiences during an actual upset.  We believe our GYROLAB simulator series is an answer to providing pilots with the dynamic environment necessary for effective training.

ETC’s GYROLABs have been utilized in numerous research studies, including in conjunction with research funded by the Federal Aviation Administration (FAA) and the National Aeronautics and Space Administration (NASA).  These studies are focused on comparing the benefits of various types of URT.  The Company anticipates that this simulator and the ATFS-400’s will have significant application in the training of commercial airline pilots.

Advanced Disaster Management Simulators (“ADMS”)

Our simulation business, primarily based in Orlando, Florida, continues to develop and refine software-driven disaster scenario products.  ETC-PZL Aerospace Industries SP. Z 0.0 (“ETC-PZL”), our 95%-owned subsidiary in Warsaw, Poland, provides software support on the ADMS software platform, while engineers in our Orlando office expand our library of visual environments and incidents, incorporating additional functionality and applications.  We now offer training in aircraft accidents, hazardous material incidents, train and tunnel incidents, major traffic accidents, structural fires in high-rise, commercial, industrial, and apartment buildings, large wildfires, terrorist attacks, bomb threats and explosions, and school shootings, among others.

During fiscal 2012 we completed performance on a contract from the U.S. Air Force, Air Education and Training Command, to implement ADMS into the fire officer training program at the Louis F. Garland Department of Defense Fire Training Academy located at the 312th Training Squadron at Goodfellow Air Force Base (AFB), San Angelo, Texas.  ETC teamed with the Adayana Government Group (“Adayana”), who provided project management and associated consulting services.  The ADMS simulator included a virtual replica of the Norma Brown AFB, staffed vehicles, and a variety of scenarios including aircraft incidents and structural fires.  The Norma Brown AFB is a tabletop model of a fictitious air force base that has been used by the Fire Academy for three decades to provide incident command training.  ADMS brought Norma Brown AFB to life by creating a complete environment with dynamic, interactive scenarios.  Fire officers are to be trained using ADMS to invoke higher-order thinking and to enhance decision making, problem solving, and communications in their roles as incident commanders according to the National Incident Management System.  The capstone training exercise using ADMS includes formal evaluations as part of the curriculum.  The first simulator has three Commander Positions for the Incident Commander, Operations Chief, and Safety Officer, and an Exercise Control Station for the Instructor/Facilitator.  The complete system is portable and is used in-residence and deployed with Mobile Training Teams for on-site training.  Adayana provided analysis and developed design documentation in conjunction with ETC, who developed the Incident Management Simulator that is part of the customized solutions.  Both companies assisted in the integration and testing, delivery, and training of the Academy personnel.

In fiscal 2012, we experienced continued interest for our ADMS product at the state community college level.  Additional scenarios were delivered under a prior year contract for multiple ADMS-COMMAND units to a national training institute in the Middle East.  This simulator included several team training systems, customized scenarios, regionalized environments, and models of appropriate vehicles, equipment, responders, and citizens.  The system was delivered in Arabic with specific evaluation, scoring, and record keeping components to train and assess individuals and teams according to the country’s national standards.  A two-year service, support, and scenario expansion package was also included.  The ADMS-COMMAND systems will be used to train emergency responders in command and control.  Trainees will exercise in dynamic scenarios in realistic virtual environments.  Fires, hazardous material releases, and victims’ health status react dynamically to mitigation efforts, offering real-world incident conditions and realistic experiences for trainees.

CIS Segment

Sterilization Systems Business Unit

Our industrial sterilizers, which can utilize either steam or ethylene oxide gas (EtO) as the sterilizing agent, are sold to the life sciences research, medical device, and pharmaceutical sectors.  Sterilizers are designed for general processing of medical equipment, cages, racks, carts, linens, gowns, and other miscellaneous items.  When products cannot withstand the high temperature or high humidity conditions of steam sterilization, chemical sterilization using EtO is an available option.

During fiscal 2012, we experienced record orders of $11.9 million for our large EtO sterilization systems.  These orders call for industrial EtO Systems, sophisticated material handling systems, emissions control systems, and validation consulting work.  Each of these sterilization systems included ETC’s PRO-GENESIS Advantage control system.

Conversely, our steam product line continued to suffer from the significant reduction in U.S. Government grant awards for facility expansions and modernizations in colleges and universities, a primary customer base for our steam sterilization products.

Environmental Testing and Simulation Systems Business Unit

Our Environmental Testing and Simulation Systems Business Unit designs and manufactures environmental simulation systems for the Automotive and HVAC Industries.  Applications include automotive engine development, automotive air conditioning systems, fuels, lubricants, and various other automotive test and research applications.

During fiscal 2012, this business unit continued its rebound as the automotive industry recovered.  Contracts amounting to $2.4 million were awarded in fiscal 2012, which followed $1.7 million in fiscal 2011.  This follows a period in which the business unit suffered from the downturn in the domestic automotive market.

Biomedical Systems Business Unit

Hyperbaric oxygen therapy (HBOT) is the medical use of 100% oxygen at a level higher than atmospheric pressure.  Among other uses, HBOT is used to treat decompression sickness and carbon monoxide poisoning, and to enhance certain wound healing.  A monoplace chamber provides a cylindrical environment for one person to receive HBOT.

The Company’s BARA-MED® Select monoplace hyperbaric chamber has been a valuable addition to ETC’s monoplace line.  The BARA-MED® Select includes undercarriage gurney storage for optimized space usage and features a fourth-generation, automated, computerized operating system for control and recordkeeping, a passive pressure relief mattress, an adjustable height gurney, and computerized treatment protocols.

With respect to Electronic Medical Records (EMR), our O.S.C.A.R.™ (Operating System for Control and Recordkeeping), a computer-based pressure vessel control device designed for a monoplace hyperbaric chambers, provides comprehensive EMR of the HBOT each patient receives.  The Company has obtained FDA 510-K clearance to market O.S.C.A.R.™ as a standalone computer hyperbaric oxygen control system.  The innovation behind O.S.C.A.R.™ is a proprietary software system that allows hyperbaric technicians to program, manage, and reproduce the HBOT protocol time after time with the same accuracy of the first treatment.  This proprietary software is also included in each of our BARA-MED® computerized monoplace chambers.

In fiscal 2012, we continue to focus on expanding our international sales activity, and during this fiscal year we sold chambers in Japan, Kazakhstan, and India.  Japan is our second largest market for hyperbaric chambers.

Subsidiaries

We presently have two operating subsidiaries.  ETC-PZL, our 95%-owned subsidiary in Warsaw, Poland, manufactures simulators and provides software to support our domestic products.  Environmental Tectonics Corporation (Europe) Limited (“ETC-Europe”), our 99%-owned subsidiary, functions as a sales office in the United Kingdom.

Marketing

We utilize both employees and independent representatives to market our products and services.  At February 24, 2012, approximately thirty-seven (37) employees were committed to sales and marketing functions.  We have branch offices in England, Egypt, Turkey, United Arab Emirates, India, China, Thailand, Malaysia, and Japan.  Internationally, we have relationships with numerous independent sales representatives and distributors.

Research and Development

Our research and development costs, which relate primarily to the development, design, and testing of products, are expensed as incurred.  We enter into research grants with various government entities, both in the United States and internationally.  During fiscal 2012 and fiscal 2011, the Company was involved with seven (7) such grants.  Payments received under these grants are recorded as a reduction of research and development costs.  Such payments totaled $2.0 million in fiscal 2012 and $3.0 million in fiscal 2011.  Research and development expenses, which totaled $3.4 million in fiscal 2012 and $4.7 million in fiscal 2011, include spending for potential new products and technologies and work performed under government grant program, both in the United States and internationally.  This spending, net of grant payments from the United States, and the governments of Poland and Turkey, was $1.4 million in fiscal 2012 compared to $1.7 million in fiscal 2011.

Suppliers

The components and parts used in the manufacture and assembly of our products and systems are purchased from equipment manufacturers, electronics supply firms, and others.  Generally, we have historically had little difficulty in obtaining supplies.  Furthermore, most of the raw materials, parts, components, and other supplies that we use to manufacture our products can be obtained at competitive prices from alternate sources should existing sources of supplies become unavailable; however, on any given job, the late delivery of a component or part can create delays in the delivery of a product.  For certain components on certain contracts, such as very large electric motors for the ATFS-400’s and acrylic tubes for hyperbaric chambers, there are a limited number of suppliers, although we are not solely dependent upon a single supplier.  We maintain designs, drawings, molds, tools, safety stock, alternate vendors, and other techniques to eliminate or mitigate the effects of the loss of a single source vendor.

In recent years, to support our backlog, we have formed Team ETC, a vendor teaming arrangement that includes approximately thirty of our most valuable vendors.  Formation of Team ETC expands our design and manufacturing capabilities to support large, multi-year contracts.

Intellectual Property

We own or have rights to certain intellectual property used in our business (i.e., patents or patent applications, trade secrets, copyrights, trademarks, and trade names).  While we consider patents, trademarks, and copyrights to be valuable assets, we do not believe that our competitive position is dependent solely on patent, trademark, or copyright protection, or that any business segment or our operations as a whole is dependent on any individual patent, trademark, or copyright.  We believe that it is unlikely that we could lose any intellectual property rights that are material to our business.

Customers

Throughout most of our history, in any given fiscal year, a substantial portion of our revenues reflect significant contracts with a small number of customers.  These customers tend to vary from year to year.  Although many of these accounts are longtime customers, who over time tend to order additional or replacement products, upgrades, or devices, we do not depend upon repeat orders from these same customers.  We sell our ATS and altitude chamber products primarily to U.S. and foreign governmental agencies.  Our ADMS products are sold domestically primarily to municipalities and quasi-governmental agencies and internationally to training schools and academies.  In our CIS segment, most of our sterilizer sales are to domestic industrial customers, while our environmental testing and simulation systems and hyperbaric chamber sales include sales to both domestic and international commercial and industrial customers.

In fiscal 2012, sales to three customers totaled $37.8 million, and represented 57.0% of net sales.  In fiscal 2011, sales to the same three customers totaled $38.1 million, or 68.8%, of net sales.  For fiscal 2012, International sales totaling at least $0.5 million per country, listed in order of magnitude, were made to customers in South Korea, Saudi Arabia, Japan, Spain, Poland, Malaysia, Kazakhstan, and China.  Additionally, two customers represented a total of $47.2 million, or 63.4%, of ETC’s total backlog of $74.5 million as of February 24, 2012.  Comparable figures at February 25, 2011 were the same two customers representing $80.2 million or 72.5% of a total backlog of $110.6 million.  See also under the caption “Item 1A. Risk Factors” the risk factors entitled “During the current and prior fiscal years, our core business, ATS, was awarded three large multi-year contracts from the U.S. Department of Defense, and a large multi-year contract with a major international defense agency.  Contracts such as these are infrequent and inconsistent” and “Our sources of revenues are not consistent; they tend to be concentrated within a few contracts with a few customers and in a particular mix.  It cannot be assumed that any of these contracts, customers, or mix will recur in future years.”  We do not have any relationship with these customers other than as customers.

Foreign and Domestic Operations and Export Sales

The following schedule presents sales information by geographic area (amounts in thousands, except percentages):

	Fiscal year ended February 24, 2012		Fiscal year ended February 25, 2011
Geographic area	Sales	%	Sales	%
Domestic	$16,635	25.1%	$12,181	22.0%
U.S. Government	27,181	41.0	23,271	41.9
International	22,478	33.9	19,999	36.1
Total	$66,294	100.0%	$55,451	100.0%

We do not believe that the distribution of our sales between Domestic, U.S. Government, and International sales for any particular period is necessarily indicative of the distribution expected for any future period.

We derive a large portion of our sales from long-term contracts requiring more than one year to complete.  We account for sales under long-term contracts on the percentage of completion (“POC”) basis.  Contracts under POC accounted for $51.0 million (77.0%) and $45.8 million (82.6%) of our total revenues during fiscal 2012 and fiscal 2011, respectively.

Our U.S. Government contracts contain standard terms permitting termination either for the convenience of the U.S. Government or for default.  In the event of termination for convenience, we are entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit).  We have historically recorded the amounts that we anticipate to be recovered from termination claims in income as soon as it is deemed probable that the claim will result in additional contract revenue and can be reliably estimated rather than at the time of final settlement.  All costs applicable to a termination claim are charged as an offsetting expense concurrently with the recognition of income from the claim.  The Company had no claim receivables at either February 24, 2012 or February 25, 2011.

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

Manufacturing Facilities

Our primary manufacturing is located on a five-acre site owned by the Company in Southampton, Pennsylvania, a northern suburb of Philadelphia.  We have approximately 64,000 square feet devoted to manufacturing, assembly, and testing.  We are an ISO 9001 certified manufacturer.  We are also ISO 13485 certified for our medical devices.  We have instituted the Lean Manufacturing process with the intent of streamlining project execution and reducing costs, and we intend to continue to optimize the process in the foreseeable future.

Sales Backlog

Below is a breakdown of the Company’s February 24, 2012 sales backlog (amounts in thousands, except percentages):

	Business segment
Geographic area	Aerospace	CIS	Total	%
Domestic	$389	$12,102	$12,491	16.8%
U.S. Government	39,501	-	39,501	53.0
International	21,354	1,167	22,521	30.2
Total	$61,244	$13,269	$74,513	100.0%
% of Total	82.2%	17.8%	100.0%

Our sales backlog at February 24, 2012, for work to be performed and revenue to be recognized under written agreements after such date was $74.5 million.  Of the February 24, 2012 sales backlog, two product lines, ATS and sterilizers, represented at least 10% of the total backlog.  ATS backlog was $50.3 million, or 67.5%, of the total backlog, while sterilizers’ backlog was $9.6 million, or 12.9% of the total backlog.  ETC-PZL backlog totaled $8.6 million, or 11.5% of the total backlog as of February 24, 2012.  Additionally, two customers represented a total of $47.2 million, or 63.4%, of ETC’s total backlog at February 24, 2012.

We expect to complete approximately 72% of the February 24, 2012 sales backlog by February 22, 2013, the last day of fiscal 2013.  Of the February 25, 2011 sales backlog, we completed approximately 49% by February 24, 2012.

During fiscal 2012, the mix in fiscal year-end backlog began to shift away from U.S. Government contracts, as progress was made against the contracts which the Company has with the U.S. Government.  At February 24, 2012, U.S. Government contracts constituted 52.8% of the total backlog compared with February 25, 2011, when U.S. Government contracts constituted 59.6% of the total backlog.  It is also important to note that almost the entire U.S. Government backlog at February 24, 2012 and February 25, 2011 reflected contracts awarded under funding allocated under the Base Realignment and Closure Act (“BRAC Act”).  It should not be assumed that significant U.S. Government contracts of this magnitude would necessarily be awarded in the near future.

Competition

Competition in our diverse product groups reflects our product applications (military versus commercial), market (defense purchases, capital goods for testing, and production, etc.), customer (governmental versus commercial), and geographic area (domestic versus international).  Our business strategy in recent years has been to seek niche markets in which there is limited competition; however, in some areas of our business, we compete with well-established firms, some of which have substantially larger financial and personnel resources than we have.

Some competing firms have technical expertise and production capabilities in one or more of the areas involved in the design and production of physiological flight training equipment, environmental systems, and other specially designed products, and compete with us for this business.  Awards for any particular project are determined by various factors, including the technological requirements of the project, financial capability, reliability, product performance, past performance, and price.  Competition for our aeromedical products has increased in recent years.

We face competition in the sale of the larger, custom-designed industrial sterilizers both from other manufacturers and from our customers’ in-house production capabilities.  Most of our competition for environmental products comes from small manufacturers, while the hyperbaric monoplace line has two major competitors.

We believe that we are a significant participant in the markets in which we compete, such as ATS and disaster management simulation software, where we believe that we have a technical advantage.

Compliance with Environmental Laws

We did not incur during fiscal 2012, nor do we anticipate incurring during fiscal 2013, any material capital expenditures to maintain compliance with federal, state, or local statutes, rules, and regulations concerning the discharge of materials into the environment, nor do we anticipate that compliance with these provisions will have a material adverse effect on our earnings or competitive position.  We believe that we are currently in compliance with federal, state, and local statutes, rules, and regulations concerning the discharge of materials into the environment.

Governmental policy makers, industry representatives, and scientists continue to discuss global climate change and potential legislation to reduce greenhouse gases.  Due to the high level of uncertainty regarding the character and timing of any legislation or regulations that may be adopted, management is unable to evaluate the potential economic impact of any such measures at this time.  Additional regulation in this area could result in incurring additional capital spending and higher operating expenses.

Compliance with Export Controls

Depending on the product or service, customer, location, and the application or use, some of our aeromedical products and services require an export approval from the U.S. Departments of Commerce or State.  Certain international letters of credit for contracts that include controlled equipment may also include the requirement for us to obtain export approvals before applying for payments.  We have an Export License Compliance Program, which covers all key aspects of the International Traffic in Arms Regulations (“ITAR”).  The U.S. Directorate of Defense Trade Controls is charged with controlling the export and temporary import of defense articles and defense services covered by the ITAR.  Although most export approvals are readily obtainable in a reasonable timeframe, depending on the equipment and customer, some of our international contracts for aeromedical equipment include the issuance of an export approval as a force majeure event so that the Company can avoid any contract penalties or liquidated damages.

Employees

As of February 24, 2012, we had 336 full-time employees (compared to 321 full-time employees as of February 25, 2011), of which 5 were employed in executive positions, 158 were engineers, engineering designers, or draftspersons, 71 were administrative (sales, sales support, accounting, or general administrative) or clerical personnel, and 102 were engaged principally in production, operations, or field support.  A total of 168 employees were stationed in our Southampton, Pennsylvania corporate headquarters.

Available Information

Our Internet address is www.etcusa.com.  The content on our website is available for informational purposes only.  You should not rely upon such content for investment purposes and such content is not incorporated by reference into this Form 10-K.

We make available free of charge, on our Internet website under the heading “Investor Relations,” this Annual Report on Form 10-K, our Proxy Statement, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  We also make available on or through our website copies of our key corporate governance documents, including our Charters for the Audit Committee, Compensation Committee, and the Nominating and Governance Committee of the Board of Directors, and our Codes of Ethics and Conduct.  Shareholders may request free copies of these documents from our Investor Relations Department by writing to Environmental Tectonics Corporation, Investor Relations, 125 James Way, Southampton, PA 19866, by calling (215) 355-9100, or by sending an email request to Robert L. Laurent, Jr., Chief Financial Officer, at rlaurent@etcusa.com.

Item 1A.	Risk Factors

RISK FACTORS

Our business is subject to numerous risks and uncertainties that could cause our actual operating results to be materially different from those expressed or implied in any of our public announcements or filings, including this Annual Report on Form 10-K for the fiscal year ended February 24, 2012.  These risks and uncertainties include the following items, which do not represent a comprehensive list of all the risks and uncertainties associated with our business.

Our Common Stock is currently quoted on the Over-the-Counter – OTCQB Market Tier which may limit purchase and sale of our Common Stock.

Our Common Stock is quoted over-the-counter on the OTCQB Market Tier (“OTCQB”).  Certain investors, for example institutional investors, have policies and regulations that may not allow investment in our Common Stock because it is quoted on the OTCQB.  This may limit trading volume and affect the price of our Common Stock.

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

During the current and prior fiscal years, our core business, ATS, was awarded three large multi-year contracts from the U.S. Department of Defense, and a large multi-year contract with a major international defense agency.  Contracts such as these are infrequent and inconsistent.

As of February 24, 2012, $39.0 million of our backlog was for three contracts awarded under BRAC Act funds, which have a specific focus, purpose, and funding allocation.  Although possible, it should not be assumed that additional awards will be obtained under the BRAC Act, nor that additional funding under the BRAC Act will be available.  Additionally, $9.8 million of our backlog represented one large international contract.  Given the current political and economic environment, and the extremely competitive nature of U.S. and international defense contracts, there is no assurance that we will be successful in obtaining additional major contracts, which would result in a negative impact on our financial performance.

We have spent significant funds over the prior years to develop advanced technologies to support the defense simulator industry and our cost of software, plant assets, and operating expenses is relatively high in comparison to our revenue base.  Also, the cost of preparing these complicated proposals is significant.  Depending on the size and nature of the technical proposal, preparation costs (including pre-engineering costs) can be in the hundreds of thousands of dollars; consequently, our financial performance is highly dependent upon obtaining these contracts.

There is a risk of an unfavorable outcome in litigation and resulting negative financial impact on our cash flow and operating results.

Our business, which involves primarily large long-term contracts for the manufacture of unique equipment, is subject to risks related to litigation.  It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have a material adverse effect on the results of the Company’s operations, cash flows, or financial condition.

Our sources of revenues are not consistent; they tend to be concentrated within a few contracts with a few customers and in a particular mix.  It cannot be assumed that any of these contracts, customers, or mix will recur in future years.

In any given fiscal year, a substantial portion of our revenues is typically derived from a small number of contracts and customers.  In fiscal 2012, sales to three customers totaling $37.8 million represented 57.0% of net sales; in fiscal 2011, sales to three customers totaling $38.1 million represented 68.8% of net sales.  Additionally, two customers represented a total of $47.2 million, or 63.4%, of ETC’s total backlog of $74.5 million at February 24, 2012.  Comparable figures at February 25, 2011 were two customers representing a total of $80.2 million, or 72.5%, of ETC’s total backlog of $110.6 million.

During fiscal 2012, the mix in fiscal year-end backlog began to shift away from U.S. Government contracts, as progress is made against our U.S. Government contracts.  At February 24, 2012, U.S. Government contracts constituted 52.8% of the total backlog compared with February 25, 2011, when U.S. Government contracts constituted 59.6% of the total backlog.  It is also important to note that almost the entire U.S. Government backlog at February 24, 2012 and February 25, 2011 reflected contracts awarded under funding related to the BRAC Act.  It should not be assumed that significant U.S. Government contracts of this magnitude would necessarily be awarded in the near future.

Our debt is concentrated and under guarantee arrangements with H. F. Lenfest.

In addition to cash flow from operations, a significant portion of our cash needs are supplied under bank agreements guaranteed personally by H.F. Lenfest, a major shareholder and member of our Board of Directors.  Mr. Lenfest, who is eighty-two (82) years of age, has provided funding in multiple arrangements and at multiple times since 2003.  Should these personal guarantees no longer be available, this event might cause a disruption of available funds under our various financing arrangements.

Additionally, we have a significant number of guarantees by Mr. Lenfest, who has a substantial investment in the Company’s Preferred Stock.  We may not generate sufficient cash flow from operations, or have future additional sources of cash available to us to service our required payments.

Our ability to make debt payments depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, and other factors, many of which are beyond our control.  Based upon our current level of operations, anticipated growth, and cash on hand, we believe future availability under the PNC Bank line of credit will be adequate to meet our future obligations through at least September 2013; however, given that our bank debt is personally guaranteed by Mr. Lenfest and that all of our arrangements and agreements are with him as an individual, there can be no assurance that, should our business not generate sufficient cash flow from operations to enable us to pay our debts or to make necessary capital expenditures, we will be successful in negotiating new financial arrangements with Mr. Lenfest or any other party, or that any refinancing of debt would be available and on commercially reasonable terms.

See the “Liquidity and Capital Resources” section of the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

We need to attain validation from the U.S. defense agencies of our Authentic Tactical Fighting Systems (ATFS) technology.

A challenge for our ATFS technology has been marketing this technology to the world’s defense agencies.  This is a new technology that is contrary to the conventional training belief that tactical flight and combat skills can only be learned by flying an actual aircraft.  Although we believe that we are making significant progress toward convincing decision-makers that flight training (with the actual physiological effects of flight) can be provided in a ground-based simulator, at this point we cannot be certain that we will be able to overcome conventional thinking on training, nor achieve an acceptable level of validation with respect to the applicability and efficacy of our ATFS technology.

Our operations involve rapidly evolving products and technological change.

The pace of technological change impacts products in our Aerospace segment.  Rapidly changing technology requires us to design, develop, manufacture, assemble, test, market, and support new products and enhancements on a timely and cost-effective basis.  Technology development is only partially funded through enhancements included in customer orders.  We cannot guarantee that we will continue to maintain comparable levels of research and development, nor that this development will be customer-funded in the same ratio going forward.  Reinvestment of operating funds and profits in an amount greater than currently earned may be required.  Even so, we cannot be assured that we will successfully identify new opportunities and continue to have the financial resources required to develop new products profitably.  At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

Long term contracts under percentage of completion (“POC”) accounting comprise a significant portion of our fiscal 2012 revenues and our backlog at February 24, 2012.  Delays in the delivery of our products may prevent us from invoicing our costs and estimated earnings on uncompleted contracts.

At February 24, 2012, contracts accounted for under POC accounting comprised $65.0 million, or 87.3%, of our total backlog.  Additionally, contracts under POC revenue recognition method generated $51.0 million or 77.0% of our total revenues.  In accordance with accounting principles generally accepted in the United States of America pertaining to long-term contracts under the POC accounting method, we record, due to timing differences, an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts.  At February 24, 2012, this asset totaled $18.8 million.  Although a significant portion of these costs are related to U.S. Government contracts, which have progress billing terms, under progress billing procedures, we can recover only a portion of these costs before completion of the contract.  Additionally, we cannot bill additional amounts unless and until we make satisfactory progress in the production, delivery, and integration of our products.  Typically, there will be a time lag ranging from six to twenty-four months between performance and associated costs for these types of projects, and billing and collection of all contract payments.  Our failure to either execute on schedule or meet milestones by delivering and integrating our products in a timely manner may impact our ability to collect final payments on these contracts, which could severely impact our cash flow.

For an explanation of POC accounting, see the section “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

In the event we suffer production delays, we may be required to pay certain customers substantial liquidated damages and other penalties.

The variety and complexity of our high technology product lines requires us to deal with a multitude of suppliers and subcontractors.  Some of the parts we purchase are highly specialized.  Planning production, optimizing inventory levels, and meeting delivery schedules all require high coordination, and at times, may have conflicting goals.  Most of our large ATS and software products must be custom designed and manufactured, which is not only complicated and expensive, but can also require long periods of time to accomplish.  Slight errors in design, planning, and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable.  If we are unable to meet our delivery schedules, we may be subject to penalties or liquidated damages, which may have an adverse impact on our business.  Management uses its best judgment to estimate the cost to perform the work and the price we will eventually be paid on our long-term contracts.  While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either favorable or unfavorable adjustments to those estimates.

Our fixed-price and cost-reimbursement contracts may commit us to unfavorable terms.

Historically, we have provided our products and services primarily through fixed-price contracts.  Under a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price.  Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain contract losses; therefore, unless there are customer-requested changes in scope or other changes in specifications that are reimbursable, we fully absorb cost overruns on fixed-price contracts, which reduces our profit margin on the contract.  These cost overruns may result in us recognizing a loss on a contract.  A further risk associated with fixed-price contracts is the difficulty of estimating sales and costs that are related to performance in accordance with contract specifications.  Our failure to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract may reduce our profitability and may cause us to incur a loss on the project.

In connection with certain commercial contracts, we have been required to obtain bonds, letters of credit, or similar credit enhancements.  We cannot guarantee that we will be successful in obtaining these types of instruments or that these types of instruments, if available, will be affordable in the future.

Under the terms of our commercial contracts, we typically must satisfy strict performance obligations and project milestones, which we may not be able to satisfy.  If we fail to meet these performance obligations and milestones, the other party may terminate the contract and, under certain circumstances, recover liquidated damages or other penalties from us that could have a negative effect on our business, financial condition, or results of operations.

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

Depending on the product, customer, location, and the application or use, some of our ATS products require an export approval from the U.S. Commerce or State Department.  Certain international letters of credit for contracts that include controlled equipment may also include the requirement for us to obtain export approvals before applying for payments.  We have an Export License Compliance Program that covers all key aspects of the ITAR.  Although most export approvals are readily obtainable in a reasonable timeframe, depending on the equipment and customer, some of our international contracts that include equipment require the issuance of an export approval as a force majeure event so that the Company can avoid any contract penalties or liquidated damages.

Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications, or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition.  The termination of a government contract or relationship could also, under certain circumstances, result in our suspension or debarment from future government contracting for a period of time, and this could have a negative impact on our reputation and ability to procure other government contracts in the future.

Our business could be adversely affected by a negative audit by the U.S. Government.

As a government contractor, we are subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA).  These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards.  The DCAA also reviews the contractor’s adequacy of and compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems.  Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed.  If an audit contains a significant adverse finding, we could be subject to penalties and fines and contract termination, which could negatively impact our results of operations and financial condition.  The termination of a government contract or relationship could also, under certain circumstances, result in our suspension or debarment from future government contracting for a period of time, and this could have a negative impact on our reputation and ability to procure other government contracts in the future.  Presently, the Company is not aware of any circumstances that could result in a significant adverse finding by the DCAA.

Our contracts that are funded by the U.S. Government or foreign governments are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

Government supply contracts are generally awarded to us through a competitive bidding process in which we may be competing with many other qualified bidders.  Upon expiration, government supply contracts may be subject, once again, to the competitive bidding process.  We cannot guarantee that we will be successful in winning contract awards or renewals in the future.  Our failure to renew or replace government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.  Our business, financial condition, and results of operations could be materially and adversely affected to the extent that government agencies believe our competitors offer a more attractive combination of technical merit, personnel qualifications, financial capability, experience, and price.  In addition, new government contract awards are also subject to protest by competitors at the time of award that can result in the re-opening of the competitive bidding process, the evaluation process, or the award of the contract.  Other characteristics of the government contract market that may affect our operating results include the complexity of designs, and the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work.  Our earnings may vary materially on some contracts depending upon the types of government long-term contracts undertaken, the costs incurred in their performance, and the achievement of other performance objectives.

Our international business is subject to geo-political and economic factors, regulatory requirements, and other risks.

Our international business exposes us to geo-political and economic factors, regulatory requirements, and other risks associated with doing business in foreign countries.  These risks differ from, and in most cases, are greater than those associated with our domestic business.  In addition, our exposure to such risks may increase if our international business continues to grow as we anticipate.  An example is the recent political turmoil in numerous countries in the Middle East region, which has historically been a strong market for ETC’s ATS business unit.

Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, regional, and local economic and political factors, as well as U.S. foreign policy.  Our international sales are subject to U.S. laws, regulations, and policies, which include the Foreign Corrupt Practices Act, the ITAR, and other export laws and regulations.  They are also subject to local government laws, regulations, and procurement policies and practices that may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings, as well as to varying currency (which we mitigate by denominating our contracts in U.S. dollars when possible), geo-political, and economic risks.  Our international contracts may include requirements on specific in-country purchases, manufacturing agreements, or financial support obligations, known as offsets, and may provide for penalties if we fail to meet such requirements.  We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations, and teaming with international subcontractors, partners, and suppliers in connection with international programs.  As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs that could negatively impact our results of operations and financial condition.

Legislative actions resulting in higher compliance costs are likely to adversely affect our future consolidated results of operations, financial position and cash flows.

Compliance with laws, regulations, and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), Sarbanes-Oxley Act of 2002, and new regulations enacted by the Securities and Exchange Commission (the “SEC”) are resulting in increased compliance costs.  We, like all other public companies, are incurring expenses and allocating additional human resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  We are a smaller reporting company, and have completed the process of documenting our systems of internal control and have evaluated our systems of internal control.  Beginning with the fiscal year ended February 23, 2007, we have been required to assess continuously our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  We expect to continue to devote the necessary resources, including internal and external resources, to support our assessment.  In addition, the SEC is expected to implement a number of new rules in fiscal 2013 and beyond to implement the Dodd-Frank Act.  Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of human resources from revenue-generating activities to compliance activities.

Our quarterly operating results may vary significantly from quarter to quarter.

Our revenues and earnings tend to fluctuate from quarter to quarter based on factors that include the following:

•	the number, size, and scope of our projects;
•	the mix of contracts (POC versus other);
•	our ability to finance our operations;
•	the number of bid and proposal efforts undertaken;
•	delays in sales bookings or production;
•	the level of employee productivity;
•	the adequacy of our provisions for receivable, inventory, and other losses;
•	the accuracy of our estimate of resources required to complete ongoing projects; and
•	general economic conditions.

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets, schedules, or other factors beyond our control.  Due to all of the foregoing factors, our results of operations may fall below the expectations of our investors in a particular period.

Our directors own a significant amount of our Common Stock which permits them to exert significant influence over the direction of our business and affairs.

As of June 15, 2012, our directors own and could vote an aggregate of approximately 74.8% of our outstanding Common Stock on a fully converted basis; moreover, one director, H.F. Lenfest, owns approximately 66.8% of our outstanding Common Stock on a fully converted basis.  Accordingly, our directors, if they elect to act, are able to exert significant control over the direction of our business and affairs.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, the development of additional management personnel, and the hiring of new qualified engineering, manufacturing, marketing, sales, and management personnel for our operations.  Competition for qualified personnel is intense, and we may not be successful in attracting or retaining qualified personnel.  The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel, could seriously harm our business, results of operations, or financial condition.

The Independent Internal Investigation by the Audit Committee of our Board of Directors with respect to potential non-compliant accounting practices at a foreign subsidiary has caused us to incur substantial costs and divert management resources, and could have a material adverse effect on our business, financial condition, and results of operations.

In December 2011, we learned of potential non-compliant accounting practices at a foreign subsidiary, relating to the manner in which internal personnel costs were allocated to certain contracts.  The Audit Committee of our Board of Directors initiated an independent internal investigation to determine the extent and materiality of the potential non-compliance with respect to the Company’s financial reporting for fiscal 2012, and the investigation has now been completed.

Based on the information obtained during the course of the investigation, including a forensic audit of selected electronically stored information, and interviews with certain employees and management of the foreign subsidiary, the Audit Committee’s independent counsel did not find a sufficient basis from which to conclude that the reallocation of personnel costs was due to an illegitimate purpose or motive.  However, it was noted that reallocations of time entries among contracts had occurred and that the subsidiary did not have a uniform centralized system for recording personnel time and retaining source data, thereby creating a situation where there was insufficient maintenance of records that reflect the transactions in reasonable detail so as to permit the timely preparation of financial statements in accordance with generally accepted accounting principles.  In addition, the corporate governance structure of the foreign subsidiary, which vested significant control of the subsidiary in the subsidiary’s management board, did not allow for prompt and effective intervention by the Company or its Board and significantly complicated the investigation.

We have incurred substantial costs and diverted management resources in connection with the independent internal investigation, and the investigation itself caused us to fail to file a timely Annual Report on Form 10-K with the SEC.  In addition, the remediation of the material weakness (set forth below in Item 9A. Controls and Procedures) will require us to incur additional costs and to divert management resources in the upcoming fiscal quarters, which may have a negative impact on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate in five major locations consisting of manufacturing facilities, product development, and administration.  A summary of square footage and use is presented below:

Location	Approximate Square Footage	Function	Owned/ Leased	Segment

Southampton, Pennsylvania	92,000	Manufacturing (64,000 sq. ft), NASTAR Center (22,000 sq. ft.), and Corporate Headquarters (6,000 sq. ft.)	Owned	Aerospace CIS
Southampton, Pennsylvania	15,000	Service and spare parts warehouse	Leased	CIS
Orlando, Florida	8,700	Product development and administration	Leased	Aerospace
Warsaw, Poland	28,000	Manufacturing, product development, and administration	Leased	Aerospace
Ankara, Turkey	5,700	Software development	Leased	Aerospace CIS
Total	149,400

The Southampton owned property is encumbered by an Amended and Restated Open-End Mortgage and Security Agreement with H.F. Lenfest (“Lenfest”), which secures obligations that the Company may have to Lenfest pursuant to a 2009 Secured Promissory Note, and any future obligations that we may have to Lenfest with respect to Lenfest’s guarantee of all of ETC’s obligations to PNC Bank, National Association pursuant to the Company’s revolving line of credit.  A copy of this Amended and Restated Open-End Mortgage and Security Agreement was filed as Exhibit 10.1 to ETC’s Form 8-K dated April 27, 2009.  We consider our machinery and plant to be in satisfactory operating condition, and adequate given our expected operations.  Significant increases in the level of operations beyond what we expect in the current fiscal year might require us to obtain additional facilities and equipment.

The NASTAR Center, which is included in the Company’s Southampton, Pennsylvania owned property, includes the following aerospace training and research equipment:

•	ATFS-400-25 PHOENIX High Performance Human Centrifuge;
•	GYROLAB GL-1500 Advanced Spatial Disorientation Trainer;
•	Altitude (Hypobaric) Chamber;
•	Ejection Seat Trainer; and
•	Night Vision and Night Vision Goggle Training System.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which ETC or any of its subsidiaries is a party or of which any of their property is the subject.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently traded over-the-counter on the OTCQB Market Tier under the symbol ETCC.  Our Common Stock moved from the OTC Bulletin Board to the OTCQB Market Tier on February 23, 2011.  The table set forth below shows the high and low bid information on these markets for the past two years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.  According to our stock transfer records, we had 274 shareholders of record of our Common Stock as of July 10, 2012, and as of such date there were 9,142,296 common shares issued and outstanding.

	Bid Prices
	High	Low
Fiscal 2012
First Quarter	$3.00	$1.75
Second Quarter	2.89	1.80
Third Quarter	2.49	1.90
Fourth Quarter	2.33	1.37

Fiscal 2011
First Quarter	$3.40	$2.25
Second Quarter	3.25	2.50
Third Quarter	3.49	2.90
Fourth Quarter	3.26	2.60

On July 10, 2012, the closing price of our Common Stock was $1.61.  We have never paid any cash dividends on our Common Stock and do not anticipate that any cash dividends on our Common Stock will be declared or paid in the foreseeable future.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

See the information appearing under the headings “Consolidated Financial Statements” and “Notes to the Consolidated Financial Statements” in the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  A control system cannot provide absolute assurances, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness described below with respect to the Company’s foreign subsidiary.

(b)  Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 24, 2012.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Based on our assessment using the COSO criteria, our management concluded that our internal control over financial reporting was not effective as of February 24, 2012 due to the material weakness described below.

This report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, management’s report was not subject to attestation by our  independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this report on Form 10-K.

(c)  Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

In December 2011, we learned of potential non-compliant accounting practices at a foreign subsidiary, relating to the manner in which internal personnel costs were allocated to certain contracts.  The Audit Committee of our Board of Directors initiated an independent internal investigation to determine the extent and materiality of the potential non-compliance with respect to the Company’s financial reporting for fiscal 2012, and the investigation has now been completed.

Based on the information obtained during the course of the investigation, including a forensic audit of selected electronically stored information, and interviews with certain employees and management of the foreign subsidiary, the Audit Committee’s independent counsel did not find a sufficient basis from which to conclude that the reallocation of personnel costs was due to an illegitimate purpose or motive.  However, it was noted that reallocations of time entries among contracts had occurred and that the subsidiary did not have a uniform centralized system for recording personnel time and retaining source data, thereby creating a situation where there was insufficient maintenance of records that reflect the transactions in reasonable detail so as to permit the timely preparation of financial statements in accordance with generally accepted accounting principles.  In addition, the corporate governance structure, which vested significant control of the subsidiary in the subsidiary’s management board, did not allow for prompt and effective intervention by the Company or its Board and significantly complicated the investigation.  Taken together, these constitute a material weakness in our internal control over financial reporting.

(d)  Remediation Efforts

ETC's remediation efforts, as outlined below, are designed to address the material weakness identified by management and to strengthen the Company's internal control over financial reporting; specifically, the Company plans to implement the following remediation steps to address the material weaknesses described above and to improve its internal control over financial reporting:

•	A uniform centralized system for recording personnel time will be implemented at the foreign subsidiary, and employees will be trained with respect to the system’s functionality.

•	The prompt reorganization of the management composition of the foreign subsidiary so as to assist in the acculturation of the subsidiary into the Company’s organizational culture.

•	The Company will issue a series of policies and procedures applicable to the foreign subsidiary, including but not limited to record retention, so as to improve the governance over the subsidiary.

•	On a quarterly basis, Company management will perform a detailed review of the recording of employee time, and the allocation of these personnel costs to the foreign subsidiary’s contracts.

(e)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our fourth quarter ended February 24, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our Directors and Executive Officers:

Name	Age	Served as Director or Officer Since 1	Current Positions and Offices
William F. Mitchell 2	70	1969	Chairman of the Board of Directors, President, Chief Executive Officer, and Director

George K. Anderson, M.D. 3	66	2003	Director

Linda J. Brent, Ed.D. 4	57	2010	Director

Roger Colley 5	74	2011	Director

H. F. Lenfest 6	82	2003	Director

George A. Sawyer 7	81	2009	Director

Winston E. Scott 8	61	2010	Director

Robert L. Laurent, Jr. 9	57	2011	Chief Financial Officer

James D. Cashel 10	50	2008	General Counsel and Corporate Secretary

1 Directors are elected for one-year terms.

2 Mr. Mitchell has been our Chairman of the Board of Directors, President, and Chief Executive Officer since 1969, except for the period from January 24, 1986 through January 24, 1987, when he was engaged principally in soliciting sales for our products in the overseas markets.  Mr. Mitchell received a Bachelor of Science degree in physics from Drexel University and has completed graduate work in mechanical and electrical engineering.  He is a member of the ASME and Drexel University engineering advisory boards.  Additionally, he is a member of the Society of Automotive/Aerospace Engineering, the International Society of Pharmaceutical Engineering, the Undersea and Hyperbaric Medical Society, the Aerospace Medical Association, the American Society of Mechanical Engineering, and the Institute of Environmental Sciences.

3 Dr. Anderson is an experienced physician executive.  Since 2005, Dr. Anderson has served as Executive Director of the Association of Military Surgeons of the United States (AMSUS).  AMSUS, the nonprofit Society of the Federal Health agencies, operates from a headquarters located in Bethesda, Maryland.  Previously, he served in the Air Force as a flight surgeon, aerospace medicine staff officer, and commander of several medical organizations in Korea, Germany, and United States.  He retired from active duty in the grade of Major General.  Following his thirty years of military service, he transitioned to executive positions in the private sector.  He served as Chief Executive Officer of the Koop Foundation from 1997 to 1998 and as Chief Executive Officer at Oceania, Inc., a medical software company, from 1999 to 2001 and an independent medical technology consultant.

4 Dr. Brent currently serves as the Chief Executive Officer and Senior Managing Associate for the ASTA Group, LLC, a business development, communications, and consulting firm, and has served since 2007.  Additionally, she provides support to the National Training and Simulation Association for strategic planning.  Her former positions include serving as Vice President, Business Development of TYBRIN Corporation, with L-3 Communications as Corporate Director of Homeland Security, Director of Advanced Programs for the Link Simulation and Training Division, and as the Director of Operations for Link’s Orlando location.  Dr. Brent also spent ten years at Lockheed Martin Corporation in various capacities.  She holds Bachelors and Masters Degrees and a Doctorate in Education.

5 Roger Colley is a retired corporate business executive.  A graduate from the Wharton School of the University of Pennsylvania, he is a retired Certified Public Accountant and a member of the American Institute of Certified Public Accountants.  Mr. Colley served as President of Betz Laboratories, Inc. and Envirogen, Inc., two public companies known as the technical leaders in their respective fields.  Mr. Colley also provided guidance to a number of start-up enterprises in a variety of markets, and devoted fifteen years as a Trustee of The Children’s Hospital of Philadelphia.

6 Mr. Lenfest practiced law with Davis Polk & Wardwell before joining Triangle Publications, Inc., in Philadelphia as Associate Counsel in 1965.  In 1970, Mr. Lenfest was placed in charge of Triangle’s Communications Division, serving as Editorial Director and Publisher of Seventeen Magazine and President of the CATV Operations.  In 1974, Mr. Lenfest, with the support of two investors, formed Lenfest Communications, Inc., which purchased Suburban Cable TV Company and Lebanon Valley Cable TV Company from Triangle with a total of 7,600 subscribers.  In January 2000, Mr. Lenfest sold his cable television operations, which by then served 1.2 million subscribers, to Comcast Corporation.  Mr. Lenfest is the owner of various other businesses and is active in many philanthropic activities including Chairman of the Boards of the Curtis Institute, the Lenfest Foundation, the American Revolution Center, and the James Madison Council of the Library of Congress.  Mr. Lenfest is also a Trustee of Columbia University and a former Chair of the Board of the Philadelphia Museum of Art.  Since 1989, Mr. Lenfest has served on the Board of Directors for TelVue Corporation, a broadcast technology company.  Mr. Lenfest is a graduate of Washington and Lee University and Columbia Law School.

7 Mr. Sawyer is a founding partner of J.F. Lehman & Company and currently serves as Executive Advisor.  J.F. Lehman & Company is a private equity investment firm that focuses exclusively on acquiring middle market companies in the defense, aerospace and maritime industries and the technologies that originate from them.  From 1993 to 1995, he served as President and Chief Executive Officer of Sperry Marine, Inc.  Prior thereto, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as President of John J. McMullen Associates, President and Chief Operating Officer of TRE Corporation, Executive Vice President and Director of General Dynamics Corporation, Vice President of International Operations for Bechtel Corporation and Assistant Secretary of the Navy for Shipbuilding and Logistics.  He graduated Phi Beta Kappa from Yale University and completed graduate studies in nuclear engineering at the Knolls Atomic Power Laboratories.  He is also the co-inventor of the Consolidated Nuclear Steam Generator II and served in the US Navy for ten years as a nuclear submariner.  Mr. Sawyer currently serves on the Boards of U.S. Joiner Holding Company, CHI Systems, Inc. and Water Generating Systems, LLC and two non-profit entities (i.e., Lets Go, LLC and the Alexandria Hospital Foundation).  Mr. Sawyer has also served as a Director of Atlantic Marine Holding Company, Black Light Power Inc. and the Webb Institute.

8 Mr. Scott is a retired U. S. Navy Captain and former NASA Astronaut and since 2008 has served as Dean of the College of Aeronautics of the Florida Institute of Technology.  His professional experience includes significant industry and academic positions as well as a 27-year career in the U. S. Navy.  During his Navy career, Mr. Scott accumulated more than 5,000 hours of flight time in 20 different military and civilian aircraft and more than 200 shipboard landings.  Mr. Scott was selected by NASA for their Astronaut program in March 1992.  He served on two space shuttle missions, logging more than 24 days in space including three spacewalks totaling over 19 hours.  Mr. Scott’s civilian experience includes serving as the Vice President for Student Affairs for Florida State University, an Associate Dean and Adjunct Instructor position at FSU College of Engineering, Executive Director of the Florida Space Authority, and as Vice President and Deputy General Manager of the engineering and science contract group for Jacobs Engineering in Houston, Texas.  Mr. Scott holds a B.A. in Music from Florida State University, a M.S. in aeronautical engineering from the U.S. Naval Postgraduate School, and honorary doctorates from Florida Atlantic University and Michigan State University.  Mr. Scott belongs to the American Institute of Aeronautics & Astronautics, Aircraft Owners and Pilots Association, Experimental Aircraft Association, and Bronze Eagles Association of Texas.  Since 2003, Mr. Scott has served as a director of Gulf Power Company, a subsidiary of The Southern Company, a public company which is traded on NYSE.  Mr. Scott also serves as a Director for a non-profit entity (the Astronaut Memorial Fund).

9 Mr. Laurent joined the Company in March 2011, and was named Chief Financial Officer in July 2011.  From 1987 to 2008, Mr. Laurent was with Fedders Corporation where he served as Executive Vice President and Chief Financial Officer from 1987 to 1998 and from 2004 to 2008.  From 1998 to 2004, Mr. Laurent served as Executive Vice President – Acquisitions and Alliances.  Mr. Laurent was a private consultant from 2008 through 2010.  Mr. Laurent received a B.S. in accounting from Villanova University.

10 Mr. Cashel joined the Company in 2008 as General Counsel and was appointed Corporate Secretary in July 2009.  From 1996 through 2008, Mr. Cashel was in private law practice.  Prior to joining the Company, Mr. Cashel was a partner for several years in a large general practice law firm in Philadelphia, Pennsylvania.  Mr. Cashel, who is also a registered patent attorney, received a Bachelor of Science degree in Chemical Engineering from Drexel University in 1987, and from 1987 through 1994 he was employed in various engineering positions.

Information Concerning the Board of Directors, Board Committees and Corporate Governance

Our Board of Directors consists of seven members, one of whom (Mr. Mitchell) is also a member of management.  Each Board member brings a diverse combination of background, education and interests to the Board’s oversight responsibility.  In evaluating a nominee for Board membership, the Nominating and Governance Committee considers a number of factors including education and background, relevant experience, industry affiliations, personal interests, and diversity.

We have structured our Board to address the diverse nature of our businesses and each director brings particular knowledge and experience that enhances the Board as a whole.  The following provides information about each director’s specific experience, qualifications, attributes or skills that led the Board to conclude that he or she should serve as a director of the Company.  Mr. Mitchell has been instrumental in introducing new technologies since the Company’s inception and brings to the Board detailed knowledge of the technology of each of our businesses.  Dr. Anderson, a former flight crew member with the U.S. Air Force, is a medical doctor with extensive experience in hyperbaric medicine and the aeromedical impact of flight.  He is a key supporter of our Authentic Tactical Fighter Systems and a subject matter expert for our hyperbaric monoplace business.  Dr. Brent, because of her prior experience in the defense sector, is knowledgeable of the simulation sector and an asset to the Board and the Company as it seeks to expand the market for its Advanced Disaster Management Simulator (“ADMS”) product.  Mr. Colley is a retired certified public accountant who also was the President of two public companies known as the technical leaders in their respective fields.  He brings to the Board knowledge of the financial aspects affecting the management of a company like ETC.  Mr. Lenfest, an attorney, spent 25 years managing and growing a company, is an investor with a long term horizon, and brings to the Board his understanding and appreciation of the longer development and marketing cycle required to introduce new technologies to an industry.  Mr. Sawyer spent numerous years on both sides of procurement with the U.S. Navy and offers the Board valuable insight to proposal review and the management of complex government contracts.  Mr. Scott, a pilot and former astronaut, assists the Company and the Board with respect to strategic planning for its NASTAR Center.

Audit Committee of the Board of Directors

The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) under the Securities Exchange Act of 1934, as amended.  During fiscal 2012, Stephen F. Ryan served as the Audit Committee Chairman prior to his resignation from the Board of Directors in July 2011; thereafter, Roger Colley served as the Audit Committee Chairman (following his appointment to the Board of Directors in August 2011).  Both Messrs. Ryan and Colley have been designated as the Audit Committee Financial Expert as defined by Item 407(d) (5) of Regulation S-K of the Securities and Exchange Commission during their respective terms.  The other two members of the Audit Committee, currently and at all times during the fiscal year ended February 24, 2012, are Dr. Linda J. Brent and George A. Sawyer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  The rules of the SEC regarding the filing of Section 16(a) reports require that we disclose “late filings” of Section 16(a) reports.

Based solely on our review of the copies of such forms which we received, or written representations from reporting persons that no Section 16(a) reports were required for those persons, there were no instances of late filings during fiscal year 2012.

Code of Ethics

Our Chief Executive Officer and our senior financial officers are required to comply with the Code of Ethics adopted by the Company.  The Code of Ethics sets forth policies covering a range of subjects and requires adherence to laws and regulations applicable to our business.  The Code of Ethics is available on our website at www.etcusa.com under the “Investors-Corporate Governance-Governance Documents” caption.  We will post to our website any amendments to the Code of Ethics, or waiver from the provisions thereof for our Chief Executive Officer and our senior financial officers under the same caption.

Item 11.  Director and Executive Compensation

Objectives and Philosophy of Executive Compensation

ETC’s executive compensation program is administered by the Compensation Committee of the Board of Directors.  The Compensation Committee is currently composed of George A. Sawyer who serves as the Committee Chairman, Dr. George K. Anderson, and Roger Colley, each of whom is independent pursuant to the Company’s standards for director independence.

The Board of Directors adopted and approved a Compensation Committee Charter which sets forth the principles and policies followed by the Compensation Committee in connection with executive compensation.  A copy of ETC’s Compensation Committee Charter is available at the Investor Relations section of ETC’s corporate website (http://www.etcusa.com/corp/etccomp.pdf).

Stated broadly, we seek to provide competitive compensation for our executive officers that attracts and retains qualified executives, rewards individual and company achievement, and aligns the financial interest of our executives with those of our shareholders.  We use a combination of base salary, annual cash incentives, long-term equity incentives, perquisites, and benefits programs to achieve these objectives.  We emphasize performance-based incentive compensation programs for our executives because we believe that these types of programs reward our executives when our financial and operational goals are achieved.

Compensation Philosophy and Objectives

The primary focus of our executive compensation program is to improve our performance in the short and long term.  The executive compensation program is structured to link executive compensation to the overall performance of ETC to more closely align the interests of the executive management team with the interests of ETC’s shareholders.  We seek to maximize the possibilities for enhancing shareholder value by closely aligning compensation for ETC’s executive officers with the overall financial viability of ETC (including but not limited to profitability, cash flow, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and future technology development).  It is considered essential to the success of ETC that its compensation policies enable ETC to attract, retain, and satisfactorily reward executive officers who are contributing to the long-term growth and success of ETC.

Primary Components of Executive Compensation

The primary components of ETC’s executive compensation program consist of base salary, annual cash bonus incentive opportunities, and long-term incentive opportunities in the form of options to acquire Common Stock.

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

During fiscal 2012, our CEO participated in a short term incentive compensation plan.  Each of our other named executive officers participated in a short term incentive compensation plan for the period from March 1, 2011 through February 29, 2012.  Each executive was given a set of individual and common goals that applied for the specific period.  These goals included financial objectives tied into our annual budget, individual goals related to operating or financing objectives, and goals related to personal development.  Depending on their performance under the plan, each executive could earn an annual compensation payment up to a total of 75% of base salary for our CEO and up to 50% of base salary for the other named executive officers.

Incentive payments related to performance in fiscal 2012 under the various short term incentive plans totaled $165,000 for our CEO, $51,360 for our Chief Financial Officer (“CFO”), and $76,399 for our General Counsel and Corporate Secretary.  Certain of these payments ($165,000 for our CEO, $24,360 for our CFO, and $76,399 for our General Counsel and Corporate Secretary) were made subsequent to the end of fiscal 2012.  Our short-term incentive compensation plans are re-evaluated on a fiscal year basis for both the CEO and the other named executive officers.

Long-Term Incentive Compensation

We provide equity-based, long-term incentives to our executive officers as part of their competitive pay package because we believe that they align the interests of the officers directly with the interests of our shareholders.  We also believe that long-term incentive compensation is an important retention tool.  In fiscal 2012, only our CFO was granted stock options pursuant to the Company’s Employee, Director and Consultant Stock Plan.

Executive Benefits and Perquisites

As salaried employees, our executive officers participate in all our standard Company benefit programs.  Our health and welfare plans include medical, dental, life, short-term disability, and other coverages.  The health and related benefits provided to executive officers are offered through broad based plans applicable to all regular full-time ETC employees.  Our executive officers are also eligible to participate in the ETC Retirement Savings Plan, a qualified 401(k) plan that provides all of the executive officers with the opportunity to contribute compensation, up to the limits imposed by the Internal Revenue Code, on a pre-tax or after-tax basis.  We match 100% of the first 4% of salary contributed, and this match vests in equal shares over a period of the five subsequent years.  This Retirement Savings Plan is the same plan offered to all regular full-time ETC employees.

Employment Agreements with Executive Officers

As of February 24, 2012, we have entered into employment agreements with certain of the named executive officers listed in the Summary Compensation Table.

Chief Executive Officer Employment Agreement

On July 24, 2006, ETC entered into an employment agreement with William F. Mitchell (the “CEO Agreement”) pursuant to which Mr. Mitchell is employed as the President and Chief Executive Officer.  Mr. Mitchell also serves as the Chairman of the Board of ETC.  Under the CEO Agreement, Mr. Mitchell is entitled to receive a base salary (currently $330,000), which is subject to increase annually based on a review of his performance by ETC’s Compensation Committee.  Mr. Mitchell is also entitled to receive a bonus based on a formula and targets set forth in the CEO Agreement.

The term of the CEO Agreement was originally three years, and it has been extended for another three years (through July 24, 2012).  Absent a termination for cause, if ETC does not renew the CEO Agreement for any additional three-year periods, Mr. Mitchell is entitled to terminate the CEO Agreement and receive certain benefits under the terms of the CEO Agreement including, without limitation, three years of base salary, bonuses and participation in various benefit plans.  The CEO Agreement also provides Mr. Mitchell with three years of base salary, bonuses, and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if Mr. Mitchell terminates his employment with ETC for good reason, including a change in control of ETC (other than a change of control in connection with an acquisition by Lenfest), each as defined in the CEO Agreement.

General Counsel and Corporate Secretary Employment Agreement

ETC has also entered into employment agreements (the “Employment Agreement”) with James D. Cashel, our General Counsel and Corporate Secretary (the “Executive”).  Under the Employment Agreement, the Executive receives a base salary which is subject to increase annually based on a review of performance.  Additionally, the Executive is entitled to a bonus based on specific annual objectives tailored to his individual areas of responsibility.  Mr. Cashel’s Employment Agreement is effective through November 1, 2013.  Absent a termination for cause, if ETC does not renew Mr. Cashel’s Employment Agreement for an additional two-year period, he is entitled to terminate his Employment Agreement and to receive certain benefits including, without limitation, two years of base salary, bonuses and participation in various benefit plans.  Mr. Cashel’s Employment Agreement also provides him with two years of base salary, bonuses, and participation in various benefit plans of ETC if his employment is terminated due to a disability, by ETC without cause, or if he terminates his employment with ETC for good reason as defined in the Employment Agreement.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation of our Named Executive Officers for fiscal 2012 and fiscal 2011.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards 9 ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William F. Mitchell 1, Chairman of the Board, President, Chief Executive Officer, and Director	2012 2011	330,000 330,000	- -	- -	- -	165,000 247,500	- -	81,5152 73,127 3	$ $	576,515 650,627
Robert L. Laurent, Jr.4, Chief Financial Officer	2012 2011	108,327 -	- -	- -	8,9335 -	51,360 -	- -	3,1226 -		$171,742 -
James D. Cashel 7 , General Counsel, Corporate Secretary	2012 2011	159,342 158,000	- -	- -	- -	76,399 119,445	- -	6,6898 6,6348	$ $	242,430 284,079

1 ETC is party to an employment agreement with Mr. Mitchell, pursuant to which Mr. Mitchell serves as President and Chief Executive Officer.  The terms and conditions of Mr. Mitchell’s employment agreement are summarized above under “Employment Agreement with Executive Officers – Chief Executive Officer Employment Agreement.”

2 Consists of $60,012 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $1,920 in automobile allowance payments for Mr. Mitchell’s company car, $3,155 for reimbursement of a life insurance premium, and $16,428 in contributions on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

3 Consists of $60,012 paid to Mr. Mitchell in connection with ETC’s use of Mr. Mitchell’s properties, $3,315 in automobile allowance payments for Mr. Mitchell’s company car, and $9,800 in contributions on behalf of Mr. Mitchell pursuant to ETC’s Retirement Savings Plan.

4 Mr. Laurent joined the Company in March 2011, and was named Chief Financial Officer in July 2011.

5 On September 12, 2011, Mr. Laurent was awarded stock options for 10,000 shares of the Company’s Common Stock pursuant to the Company’s 2009 Employee, Director and Consultant Stock Plan.  These options are exercisable as follows: 3,334 as of September 12, 2012, 3,333 as of September 12, 2013, and 3,333 as of September 12, 2014.

6 Consists of ETC’s contribution on behalf of Mr. Laurent pursuant to ETC’s Retirement Savings Plan.

7 ETC is party to an employment agreement with Mr. Cashel, pursuant to which Mr. Cashel serves as General Counsel and Corporate Secretary.  The terms and conditions of Mr. Cashel’s employment agreement are summarized above under “Employment Agreement with Executive Officers – General Counsel and Corporate Secretary Employment Agreement.”

8 Consists of ETC’s contribution on behalf of Mr. Cashel pursuant to ETC’s Retirement Savings Plan.

9 The Company determines the grant date fair-value of stock-based compensation using the Black-Scholes valuation model prescribed under the applicable accounting guidance (FASB ASC 718).  For the amounts in column (f), the Company used the following assumptions: expected volatility of 36.6%; risk-free interest rate of 0.35%; and an expected life of ten years.

Outstanding Equity Awards at Fiscal Year-end

This table summarizes the equity awards held by our Named Executive Officers as of February 24, 2012.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date
(a)	(b)	(c)		(e)		(f)
William F. Mitchell, Chairman of the Board, President, Chief Executive Officer, and Director	22,000	11,000	1	$ $	2.64 2.64	12/17/2019 12/17/2019

Robert L. Laurent, Jr., Chief Financial Officer	-	10,000	2		$2.00	9/12/2021

James D. Cashel, General Counsel, Corporate Secretary	10,333	5,167	3	$ $	2.64 2.64	12/17/2019 12/17/2019

1 These options vest as follows: 11,000 vest on 12/17/2012.
2 These options vest as follows: 3,334 vest on 9/12/2012, 3,333 vest on 9/12/2013, and 3,333 vest on 9/12/2014.
3 These options vest as follows: 5,167 vest on 12/17/2012.

Summary of Employee Benefit Plans

Employee, Director and Consultant Stock Plan:

In July 2009, the Company adopted the 2009 Employee, Director and Consultant Stock Plan.  This Plan authorizes the Board of Directors (or a committee appointed under the Board) to grant option awards for the purchase of Common Stock or Common Stock awards of up to 1,000,000 shares of Common Stock to employees, officers, directors, consultants and advisors of the Company and its subsidiaries.  The Plan allows for the establishment of an exercise price at the time each option is granted.  The exercise price shall not be less than the fair market value (or in the case of a ten percent owner, 110%) of a share of the Company’s Common Stock on the date of grant of such option.  The plan also allows the Board or its appointed committee to establish the exercise period(s) of any option awards.  Granted options have a maximum term of 10 years.  This Plan was approved by the shareholders on July 2, 2009.  As of February 24, 2012, there were 877,000 shares available to be granted under this Plan.

Non-employee Director Stock Plan:

In September 2005, the Company adopted a stock option plan which allows for the granting to non-employee members of the Company’s Board of Directors of options to purchase up to 600,000 shares of Common Stock.  The Plan provides that the option exercise price shall not be less than 100% of the current market price of the stock on the date of the grant.  The amount of each individual award and the vesting period are determined by the Board of Directors or its appointed committee.  Granted options have a maximum term of 10 years.  The Plan shall remain in effect until terminated by the Board of Directors.  At February 24, 2012, there were 520,000 shares available to be granted under this Plan.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, which was adopted by the Board of Directors on November 3, 1987.  All employees meeting service requirements, except officers, directors, and 10% shareholders, are eligible to voluntarily purchase Common Stock through payroll deductions up to 10% of salary.  We make a matching contribution equal to 20% of the employee's contribution.  We originally reserved 270,000 shares for issuance under this plan, of which 174,375 shares are still remaining.

Equity Compensation Plan Information

The following table provides certain summary information as of February 24, 2012 concerning our compensation plans under which shares of our Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (#)
	(a)	(b)	(c)
Equity compensation plans approved by Security holders	864,856	$2.20	1,397,000
Equity compensation plans not approved by security holders	-	N/A	174,375 1
Total	864,856	$2.20	1,571,375

1 Represents shares of Common Stock available under the Employee Stock Purchase Plan.

Director Compensation

Currently our directors who do not serve as officers are paid a fee of $5,000 (either in cash or equivalent value of Common Stock of the Company) per calendar quarter for attending annually four Board of Directors meetings, four Audit Committee meetings, and two each of Nominating/Governance and Compensation Committee meetings.  For additional Board meetings, directors receive $1,000 per meeting.  For additional committee meetings, directors receive either $1,500 for each in-person meeting or $250 for each teleconference meeting.  Additionally, non-employee directors may be awarded options to purchase Common Stock of the Company.  However, in fiscal year 2012, no option awards were granted.

Fiscal 2012 Director Compensation Table

The following table sets forth the compensation paid by the Company to each of its non-employee Directors for fiscal 2012.

Name	Fees Earned and Paid in Cash ($)	Fees Earned and Paid in Stock 1 ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation 9 ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George K. Anderson, M.D.2	24,500					2,602	$27,102
Linda J. Brent, Ed.D.3	23,750					1,046	$24,796
Roger Colley 4	12,750					1,015	$13,765
H. F. Lenfest 5		20,000					$20,000
George A. Sawyer 6	2,250	23,000				2,501	$27,751
Winston E. Scott 7	16,500	5,000					$21,500
Stephen F. Ryan 8	5,000					706	$5,706

1 ETC used the closing price of its Common Stock on the date of grant as reported over-the-counter on the OTCQB Market Tier to compute the grant date fair value of these awards in accordance with FASB ASC 718.
2 Dr. Anderson held options to purchase an aggregate of 60,000 shares of our Common Stock as of February 24, 2012.
3 Dr. Brent did not hold any options to purchase shares of our Common Stock as of February 24, 2012.
4 Mr. Colley did not hold any options to purchase shares of our Common Stock as of February 24, 2012.
5 Mr. Lenfest did not hold any options to purchase shares of our Common Stock as of February 24, 2012.
6 Mr. Sawyer held options to purchase an aggregate of 10,000 shares of our Common Stock as of February 24, 2012.
7 Mr. Scott did not hold any options to purchase shares of our Common Stock as of February 24, 2012.
8 Mr. Ryan, who resigned from the Company’s Board of Directors in July 2011, held options to purchase an aggregate of 10,000 shares of our Common Stock as of February 24, 2012.
9 Other compensation represents expense reimbursements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of June 15, 2012, the number of shares and percentage of our Common Stock owned beneficially by each Director, each nominee for Director and each executive officer named in the Summary Compensation Table, and each person beneficially owning, to our knowledge, more than 5% of our outstanding Common Stock 1.  The table also sets forth the holdings of all directors and executive officers as a group.

	Number of shares	Percentage
William F. Mitchell 2	1,316,924 3	14.4%
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

George K. Anderson, M.D.4	57,917 5	*
8 Little Harbor Way
Annapolis, MD 21403

H.F. Lenfest 4	13,902,838 6	66.8%
c/o The Lenfest Group
Fire Tower Bridge-Suite 460
300 Barr Harbor Drive
West Conshohocken, PA 19428

Roger Colley 4	-	*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

George A. Sawyer 4	29,218 7	*
404 North Union Street
Alexandria, VA 22314

Winston E. Scott 4	3,724	*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

Linda J. Brent, Ed.D.4	1,619	*
c/o The Asta Group
2011 Crystal Drive, Suite 400
Arlington, VA 22202

T. Todd Martin, III	999,592 8	10.9%
50 Midtown Park East
Mobile, AL 36606

Pete L. Stephens	653,723	7.2%
22 Triblestone Lane
Hilton Head Island, SC 29928

Robert L. Laurent, Jr. 9	-	*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

James D. Cashel 10	10,333 11	*
c/o Environmental Tectonics Corporation
125 James Way
Southampton, PA 18966

All Directors, Nominees for Director, and Executive Officers as a group (9 persons)	15,322,573 12	74.8%

* less than 1%

1 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.  The “Percent of Common Stock” is based on a denominator for the applicable Beneficial Owner equal to the sum of: (i) 9,134,403 shares of Common Stock outstanding, (ii) the shares of Common Stock, which may be acquired by such Beneficial Owner upon the exercise of options owned by such Beneficial Owner that are presently exercisable or exercisable within sixty days of June 15, 2012, and (iii) the shares of Common Stock beneficially owned by Lenfest set forth in footnote 6 below.

2 Chairman of the Board, President, Chief Executive Officer, and Director of the Company.

3 Includes 45,200 shares of Common Stock held by Mr. Mitchell’s wife.  Also includes 22,000 shares of Common Stock, which may be acquired upon the exercise of options that are presently exercisable.

4 Director of the Company.

5 Includes 56,667 shares of Common Stock, which may be acquired upon the exercise of options that are presently exercisable.

6 Includes 10,870,321 shares of Common Stock issuable upon conversion of 21,741 shares of Series E Preferred Stock, 225,091 shares of Common Stock issuable upon conversion of 386 shares of Series D Preferred Stock, and 593,935 shares of Common Stock issuable upon conversion of 700,000 Common Stock warrants that are presently exercisable.  Mr. Lenfest can currently vote his Preferred Stock on an as-converted basis.

7 Includes 6,667 shares of Common Stock, which may be acquired upon the exercise of options that are presently exercisable.

8 Includes 938,692 shares of Common Stock owned by Advanced Technology Asset Management, LLC, a limited liability company of which T. Todd Martin, III is manager.  Also includes 26,900 shares owned by Allied Williams Co, Inc., a corporation of which Mr. Martin is an officer and director, 17,000 shares owned by Equity Management, LLC, a limited liability company of which Mr. Martin is manager, 7,000 shares owned by trusts of which Mr. Martin is trustee, and 10,000 shares owned by Perdido Investors, LLC, of which Mr. Martin is the manager.

 9 Chief Financial Officer of the Company.

10 General Counsel and Corporate Secretary of the Company.

11 Includes 10,333 shares of Common Stock, which may be acquired upon the exercise of options that are presently exercisable.

12 Includes 85,334 shares of Common Stock, which may be acquired by members of the Board of Directors upon the exercise of options that are presently exercisable.  Additionally, includes 10,870,321 shares of Common Stock issuable upon conversion of 21,741  shares of Series E Preferred Stock, 225,091 shares of Common Stock issuable upon conversion of 386 shares of Series D Preferred Stock, and 593,935 shares of Common Stock issuable upon the exercise of 700,000 Common Stock warrants, all held by Mr. Lenfest.  Also includes 10,333 shares of Common Stock, which may be acquired by Mr. Cashel upon the exercise of options that are presently exercisable.

For information regarding our equity compensation plans, please see the “Summary of Employee Benefit Plans” and “Equity Compensation Plan Information” sections set forth in Item 11 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with H.F. Lenfest

Effective April 24, 2009, we entered into a transaction (the “Lenfest Financing Transaction”) with H.F. Lenfest, a major shareholder and member of our Board of Directors (“Lenfest”) that provided for, among other things, the following: (i) the exchange of the Subordinated Note (as defined below) held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, of the Company, the terms of which are described below; and (ii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank in connection with an increase of the existing $15,000,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000,000 in marketable securities.

In connection with the Lenfest Financing Transaction, the Company established a credit facility in the maximum amount of $7,500,000 with Lenfest (the “Lenfest Credit Facility”).  The Lenfest Credit Facility has expired and the Company has no future obligations to Lenfest under it.  However, at the time when the Lenfest Credit Facility was established, in April 2009, ETC issued to Lenfest a warrant (the “$2 Million Loan Warrant”) to purchase 143,885 shares of ETC Common Stock, at an exercise price per share equal to $1.39, which was equal to the average price of ETC Common Stock for the 120 trading days immediately preceding the date of this warrant.  This warrant is still outstanding and expires on April 24, 2016.

Exchange of Existing Instruments for Series E Preferred Stock

As part of the Lenfest Financing Transaction, the Subordinated Note in the original principal amount of $10,000,000 issued by ETC to Lenfest on February 18, 2003, together with all accrued interest and warrants issuable pursuant to the terms of the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock of the Company held by Lenfest, together with all accrued dividends thereon, were exchanged (the “Series E Exchange”) for shares of a newly-created class of Series E Convertible Preferred Stock of the Company (the “Series E Preferred Stock”).

The Series E Preferred Stock provides for a dividend equal to 10% per annum.  The dividend is payable on the liquidation of ETC, on the conversion of the Series E Preferred Stock or following declaration by the Board of Directors of ETC.  Upon liquidation, dissolution or winding up of ETC, the Series E Preferred Stock will have the right to receive the original investment amount plus accrued dividends.  To the extent of any remaining funds or assets, the Series E Preferred Stock will participate on an as-converted basis in additional distributions.  The Series E Preferred Stock will rank pari passu (i.e., equally and without preference) with the Series D Preferred Stock (the Series D Preferred Stock is discussed below).  The Series E Preferred Stock votes with the ETC Common Stock on an as converted basis on all matters that require the vote of ETC’s shareholders.

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

Repurchase and Retirement of Series E Preferred Stock

On March 10, 2010, August 12, 2010, and February 9, 2011, ETC entered into three separate agreements with Lenfest to repurchase and retire a total of 2,000 shares of Series E Preferred Stock owned by Lenfest.  In the three agreements, the repurchases were made at the stated price of $1,000 per share.  These repurchases were disclosed in our Current Reports on Form 8-K, filed with the SEC on March 10, 2010, August 12, 2010, and February 9, 2011.

Series D Preferred Stock

ETC has also created a class of Series D Preferred Stock.  The Series D Preferred Stock was issued for the payment to Lenfest of the origination fee and interest as described below.  The Series D Preferred Stock provides for a dividend equal to 10% per annum.  The dividend will be paid on the liquidation of ETC, on the conversion of the Series D Preferred Stock or following declaration by the Board of Directors of ETC.  Upon liquidation, dissolution or winding up of ETC, the Series D Preferred Stock will have the right to receive the original investment amount plus accrued dividends.  To the extent of any remaining funds or assets, the Series D Preferred Stock will participate on an as-converted basis in additional distributions.  The Series D Preferred Stock ranks pari passu (i.e., equally and without preference) with the Series E Preferred Stock.  The Series D Preferred Stock votes with the ETC Common Stock on an as converted basis on all matters that require the vote of ETC’s shareholders.

The Series D Preferred Stock is convertible, at Lenfest’s request, into ETC common shares at a conversion price equal to the fair market value of ETC’s Common Stock on the date of issuance of the shares of Series D Preferred Stock.

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

The terms of PNC Bank’s agreement to increase the amount of financing under the 2007 PNC Credit Facility are set forth in a letter agreement, dated April 24, 2009, between ETC and PNC Bank (the “PNC Letter Agreement”).  Subsequent to the execution of the PNC Letter Agreement, ETC and PNC Bank entered into the Amended and Restated Credit Agreement (the “Amended and Restated PNC Credit Agreement”) and the Second Amended and Restated Reimbursement Agreement for Letters of Credit (the “Amended and Restated Reimbursement Agreement”) in the forms attached to the PNC Letter Agreement.  The promissory note executed by ETC in favor of PNC Bank in connection with the 2007 PNC Credit Facility was cancelled and replaced with the Amended and Restated Promissory Note in the principal amount of $20,000,000 in the form attached to the PNC Letter Agreement (the “Amended and Restated PNC Note”).  Lenfest executed and delivered to PNC Bank the following agreements, the forms of with are attached to the PNC Letter Agreement: (i) an Amended and Restated Guaranty Agreement, which would replace the Restated Guaranty executed by Lenfest in connection with the 2007 PNC Credit Facility (the “Amended and Restated Guaranty”), (ii) a Pledge Agreement, pursuant to which Lenfest shall make the Lenfest Pledge, and (iii) a Notification and Control Agreement.  These agreements, together with the Amended and Restated PNC Credit Agreement, the Amended and Restated Reimbursement Agreement and the Amended and Restated PNC Note are collectively referred to herein as the “2009 PNC Financing Documents”.

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

First and Second Amendments to Amended and Restated PNC Credit Agreement

On October 1, 2009, the Amended and Restated PNC Credit Agreement was amended to extend the maturity date to June 30, 2011.  Additionally, the affirmative covenants were adjusted.  The Consolidated Tangible Net Worth covenant was modified to reflect the impact on the Company’s balance sheet of the Lenfest Financing Transaction.  Effective with each fiscal quarter ending after October 1, 2009, the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000,000.  The Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant was changed to a minimum of $1,200,000 for the fiscal quarter ended August 28, 2009, and $1,000,000 for the fiscal quarter ended November 27, 2009.  Beginning with the first fiscal quarter ending after December 1, 2009, and for each fiscal quarter ending thereafter, the Company must maintain a minimum aggregate EBITDA of $4,000,000 for the fiscal quarter then ending and the three preceding fiscal quarters.  At all times prior to February 24, 2012, the Company has operated in compliance with the above-referenced affirmative covenants.

On August 18, 2010, ETC and PNC Bank executed a Second Amendment to the Amended and Restated PNC Credit Agreement, which extended the Expiration Date from June 30, 2011 to June 30, 2013.

When the 2009 PNC Financing Documents were entered into, and ETC paid to Lenfest an origination fee equal to 1% of the Lenfest Pledge and has since paid annual interest equal to 2% of the Lenfest Pledge, each payable in shares of Series D Preferred Stock.  In consideration of Lenfest entering into the Amended and Restated Guaranty, ETC issued to Lenfest warrants to purchase shares of ETC Common Stock equal to 10% of the amount of the $5,000,000 increase in funding available under the Amended and Restated PNC Credit Agreement (the “$5 Million Warrant”).  The warrants are exercisable for seven years following issuance at an exercise price per share equal to $1.11, which was equal to the average price of ETC Common Stock for the 120 trading days immediately preceding the date of this warrant.

Amendments to $2 Million Loan Warrant and the $5 Million Warrant

On January 4, 2011, the Company entered into amendments to each of the warrants issued to Lenfest (i.e., the $2 Million Loan Warrant and the $5 Million Warrant) pursuant to which Lenfest agreed to remove a provision in each of the warrants which provided anti-dilution protection in the event the Company issued securities at a price below the exercise price set forth in the warrants.  These amendments were disclosed in our Current Report on Form 8-K, filed with the SEC on January 7, 2011.

Other Related Party Transactions

ETC purchases industrial products from Industrial Instruments and Supplies, Inc. (“Industrial Instruments”), which is owned by Christine and Charles Walter, the daughter and son-in-law of William F. Mitchell, ETC’s President and Chief Executive Officer.  During fiscal 2012 and fiscal 2011, the Company purchased $634,000 and $492,000, respectively, from Industrial Instruments.  As of February 24, 2012, ETC owed $89,000 to Industrial Instruments.  ETC also rents office space to Industrial Instruments at ETC’s corporate headquarters.  During both fiscal 2012 and fiscal 2011, Industrial Instruments paid to ETC rent in the amounts of $8,000.

ETC purchases travel accommodations from Jet Set Travels, a company that employs Kathleen Mahon, the daughter of Mr. Mitchell.  During fiscal 2012 and fiscal 2011, ETC purchased travel through Jet Set Travels totaling $421,000 and $293,000, respectively, and Ms. Mahon received approximately $22,000 in fiscal 2012 and $10,000 in fiscal 2011 from her employer in commissions on account of such purchases.  Ms. Mahon is also engaged by ETC as a consultant to review expense reports submitted by Company employees.  During both fiscal 2012 and fiscal 2011, Ms. Mahon received $20,000 in consideration of such services.

ETC employs William F. Mitchell, Jr., the son of Mr. Mitchell, as its Vice President, Contracts/Purchasing, and David Mitchell, the son of Mr. Mitchell, as its Business Unit Manager of the Sterilization Systems Group.  In fiscal 2012, Mr. William F. Mitchell, Jr. received $175,000 and Mr. David Mitchell received $211,000 in compensation from ETC.  In fiscal 2011, Mr. William F. Mitchell, Jr. received $167,000 and Mr. David Mitchell received $179,000 in compensation from ETC.

ETC uses two properties owned by Mr. Mitchell.  During both fiscal 2012 and fiscal 2011, ETC paid $60,012 to Mr. Mitchell in connection with ETC’s use of these properties.

Review, Approval, or Ratification of Transactions with Related Parties

We have not adopted any formal policies or procedures for the review, approval, or ratification of certain related-party transactions; however, such transactions, if and when they are proposed or have occurred, have traditionally been, and will continue to be, reviewed by our Audit Committee on a case-by-case basis.  The Audit Committee may consider any relevant factors when reviewing the appropriateness of a related-party transaction, including, but not limited to, the following: (i) the importance of the transaction to ETC; (ii) the amount involved in the proposed transaction; (iii) the specific interest of the director or executive officer (or immediate family members of same) in the proposed transaction; and (iv) the overall fairness of the terms of the transaction to ETC.

Director Independence

Our stock is quoted over-the-counter on the OTCQB Market Tier, which does not have director independence requirements.  The Company, however, according to the Company’s Bylaws and its Audit Committee Charter, requires that a minimum of three Directors qualify as “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a Director.  In determining director independence, the Board considers any transactions and relationships between each director or any member of his or her immediate family and the Company, its subsidiaries, and its officers and employees.  The purpose of this review is to determine whether any such relationship or transaction was inconsistent with a determination that the director is independent.  During fiscal 2012, Messrs. Colley, Ryan, Sawyer, and Scott, and Dr. Anderson and Dr. Brent were our independent Directors.  Independent Directors constitute a majority of our Board of Directors.

Item 14.	Principal Accountant Fees and Services

Under the Company’s Bylaws and the Charter of the Audit Committee of the Board of Directors, authority to select the Company’s independent registered public accounting firm rests with the Audit Committee of the Board of Directors.  Such selection is made through the formal act of the Audit Committee.

Principal Accountant for Fiscal 2012

McGladrey LLP was the Company’s independent registered public accounting firm for fiscal 2012.

Accounting Fees

The following table presents fees for professional audit services rendered by the Company’s independent registered public accounting firm, McGladrey LLP (for fiscal year 2012) and Friedman LLP (for fiscal year 2011), for professional services rendered.  The fees include charges for quarterly financial statement reviews and the annual audit, employee benefit plans, and tax services for fiscal 2012 and fiscal 2011.

	Fiscal 2012	Fiscal 2011
Audit fees	$263,592	$252,533
Audit related fees 1	15,000	35,863
Audit and audit related fees	278,592	288,396
Tax fees 2	49,300	44,316
Total fees	$327,892	$332,712

1 Audit related fees consist of fees related to review of employee benefit plan audits.
2 Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

All services rendered for the Company by McGladrey LLP in fiscal year 2012 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.  The Audit Committee’s Pre-Approval Policy provides for the pre-approval of audit and non-audit services performed by the Company’s independent registered public accounting firm.  Under the policy, the Audit Committee may pre-approve specific services, including fee levels, by the independent registered public accounting firm in a designated category (audit, audit-related, tax services, and all other services).  The Audit Committee may delegate this authority in writing to one or more of its members, provided that the member or members to whom such authority is delegated must report their decisions to the Audit Committee at its next scheduled meeting.

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

(a)(3)	Exhibits:

Number	Item

3.1(i)(1)	Registrant’s Articles of Incorporation, as amended, were filed as Exhibit 3.1. to Registrant’s Form 10-K for the year ended February 28, 1997 and are incorporated herein by reference.
3.1(i)(2)	Statement with respect to shares of Series D Convertible Preferred Stock, was filed on April 27, 2009 as Exhibit 10.1 to Registrant’s Form 8-K and is incorporated herein by reference.
3.1(ii)	Registrant’s amended and restated By-Laws were filed as Exhibit 3.1 to Registrant’s Form 8-K dated May 1, 2012, and are incorporated herein by reference.
3.1(i)(3)	Statement with respect to shares of Series E Convertible Preferred Stock was filed on July 6, 2009 as Exhibit 3.1 to Registrant’s Form 8-K and is incorporated herein by reference.
3.1(i)(4)	Amendment to Articles of Incorporation of the Company was filed on July 6, 2009 as Exhibit 3.2 to Registrant’s Form 8-K and is incorporated herein by reference.
4.1	Secured Promissory Note by the Registrant in favor of H.F. Lenfest, dated as of February 20, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.
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

10.4	Registrant’s 2009 Employee, Director and Consultant Stock Plan was filed on September 4, 2009 on Form S-8 and is incorporated herein by reference. *
10.5	Employment Agreement, dated as of July 24, 2006, between Registrant and William F. Mitchell, was filed on July 24, 2006 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.
10.6	Security Agreement by the Registrant in favor of H.F. Lenfest, dated as of February 18, 2009, was filed on February 26, 2009 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.
10.7
Secured Credit Facility and Warrant Purchase Agreement, dated April 24, 2009, between Registrant and H.F. Lenfest, was filed on November 24, 2010 as Exhibit 10.1 to Form 8-K/A and is incorporated herein by reference.

Number	Item

10.8
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

10.9
Second Amended and Restated Subordination and Intercreditor Agreement, dated April 24, 2009, among PNC Bank, Lenfest and Registrant, was filed on April 27, 2009 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.10
Amended and Restated Open-End Mortgage and Security Agreement, dated as of April 24, 2009, by Registrant in favor of Lenfest was filed on May 12, 2009 as Exhibit 10.32 to Form 10-K and is incorporated herein by reference.

10.11	Letter Agreement by and between the Registrant and H.F. Lenfest was filed on July 6, 2009 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.
10.12	First Amendment to 2009 PNC Credit Facility, between Registrant and PNC Bank, dated October 1, 2009, was filed on October 7, 2009 as Exhibit 1.1 to Form 10-K and is incorporated herein by reference.
10.13	Letter Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.1 to Form 8-K and is incorporated herein by reference.
10.14	Reimbursement Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.2 to Form 8-K and is incorporated herein by reference.
10.15	Pledge Agreement between the Registrant and PNC Bank, dated as of November 16, 2009 was filed on November 20, 2009 as Exhibit 1.3 to Form 8-K and is incorporated herein by reference.
10.16
Amendment to Subordination Agreement between the Registrant, H.F. Lenfest and PNC Bank, dated as of November 16, 2009, was filed on November 20, 2009 as Exhibit 1.4 to Form 8-K and is incorporated herein by reference.

10.17	Stock Repurchase Agreement between the Registrant and H.F. Lenfest, dated March 10, 2010, was filed on March 16, 2010, as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.
10.18
Amendment to Loan Documents dated as of May 7, 2010, between the Registrant, H.F. Lenfest and PNC Bank, National Association was filed on June 1, 2010 as Exhibit 1.1 to Form 8-K and is incorporated herein by reference.

10.19
Amendment to Loan Documents dated as of June 2, 2010 between the Registrant and PNC Bank, National Association was filed on July 12, 2010 as Exhibit 10.2 to Form 10-Q and is incorporated herein by reference.

10.20	Stock Repurchase Agreement between the Registrant and H.F. Lenfest, dated August 10, 2010, was filed on August 12, 2010, as Exhibit 9.01 to Form 8-K and is incorporated herein by reference.
10.21
Amendment to Loan Documents dated as of August 18, 2010 between the Registrant and PNC Bank, National Association was filed on August 20, 2010 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.22
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

10.24	Stock Repurchase Agreement between the Registrant and H.F. Lenfest, dated February 9, 2011, was filed on February 11, 2011, as Exhibit 9.01 to Form 8-K and is incorporated herein by reference.
13
Portions of Registrant’s 2012 Annual Report to Shareholders, which are incorporated herein by reference into this Form 10-K.  Any information incorporated by reference in Items 1, 1A, 2, 3, 5, 7, 8, and 9A of this Form 10-K from the Annual Report to Shareholders is filed with the SEC.  The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

21	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of McGladrey LLP dated August 2, 2012 (Filed herewith).
23.2	Consent of Friedman LLP dated August 2, 2012 (Filed herewith).
31.1	Certification dated August 2, 2012 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer. (Filed herewith)

Number	Item

31.2	Certification dated August 2, 2012 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Robert L. Laurent, Jr., Chief Financial Officer. (Filed herewith)
32
Certification dated August 2, 2012 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer, and Robert L. Laurent, Jr., Chief Financial Officer.  (Filed herewith)

101.INS**	XBRL Instance (Furnished herewith)
101.SCH**	XBRL Taxonomy Extension Schema (Furnished herewith)
101.CAL**	XBRL Taxonomy Extension Calculation (Furnished herewith)
101.LAB**	XBRL Taxonomy Extension Labels (Furnished herewith)
101.PRE**	XBRL Taxonomy Extension Presentation (Furnished herewith)
101.DEF**	XBRL Taxonomy Extension Definition (Furnished herewith)

*	Represents a management contract or a compensatory plan or arrangement.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2012.

ENVIRONMENTAL TECTONICS CORPORATION

By	/s/ William F. Mitchell
William F. Mitchell,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Position	Date

/s/ William F. Mitchell	Chairman of the Board,	August 2, 2012
William F. Mitchell	President, Chief Executive
Officer, and Director
(Principal Executive Officer)

/s/ Robert L. Laurent, Jr.	Chief Financial Officer	August 2, 2012
Robert L. Laurent, Jr.	(Principal Financial and
Accounting Officer)

/s/ George K. Anderson	Director	August 2, 2012
George K. Anderson, M.D.

/s/ Linda J. Brent	Director	August 2, 2012
Linda J. Brent, Ed.D.

/s/ Roger Colley	Director	August 2, 2012
Roger Colley

/s/ H.F. Lenfest	Director	August 2, 2012
H.F. Lenfest

/s/ George A. Sawyer	Director	August 2, 2012
George A. Sawyer

/s/ Winston E. Scott	Director	August 2, 2012
Winston E. Scott

1

EXHIBIT INDEX

Exhibit No.	Item

13	Portions of Registrant’s 2012 Annual Report to Shareholders, which are incorporated by reference into this Form 10-K.
21	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of McGladrey LLP dated August 2, 2012 (Filed herewith).
23.2	Consent of Friedman LLP dated August 2, 2012 (Filed herewith).
31.1	Certification dated August 2, 2012 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by William F. Mitchell, Chief Executive Officer (Filed herewith).
31.2	Certification dated August 2, 2012 pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 made by Robert L. Laurent, Jr., Chief Financial Officer (Filed herewith).
32
Certification dated August 2, 2012 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William F. Mitchell, Chief Executive Officer and Robert L. Laurent, Jr., Chief Financial Officer (Filed herewith).

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
101.DEF**	XBRL Taxonomy Extension Definition
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

1