Form 10-Q
period 2012-05-25
ENVIRONMENTAL TECTONICS CORP
filed 2012-08-22
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2012

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

As of August 14, 2012, there were 9,142,296 shares of the registrant’s Common Stock issued and outstanding.

When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC” and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

Index

  PART I – FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

Environmental Tectonics Corporation
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(in thousands, except per share information)

	Thirteen weeks ended
	May 25, 2012	May 27, 2011
Net sales	$16,070	$16,274
Cost of goods sold	9,622	9,776
Gross profit	6,448	6,498

Operating expenses:
Selling and marketing	1,340	1,291
General and administrative	1,883	2,087
Research and development	310	245
	3,533	3,623

Operating income	2,915	2,875

Other expenses:
Interest expense, net	214	150
Other (income) expense, net	(3)	108
	211	258

Income before income taxes	2,704	2,617
Provision for income taxes	1,014	992

Net income	1,690	1,625
Expense (income) attributable to non-controlling interest	5	(16)

Net income attributable to Environmental Tectonics Corporation	$1,695	$1,609

Foreign currency translation adjustment	156	(217)

Comprehensive income	$1,851	$1,392

Preferred Stock dividend	(552)	(552)

Income attributable to common and participating shareholders	$1,143	$1,057

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-
Preferred	$0.05	$0.05

Undistributed earnings per share:
Common	$0.06	$0.05
Preferred	$0.06	$0.05

Diluted earnings per share	$0.06	$0.05

Basic weighted average common and participating shares:
Common weighted average number of shares	9,136	9,105
Participating preferred shares	11,095	11,095
Total basic weighted average common and participating shares	20,231	20,200
Diluted weighted average shares:
Basic weighted average common and participating shares	20,231	20,200
Dilutive effect of stock warrants and options	150	320
Total diluted weighted average shares	20,381	20,520

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Balance Sheets
(in thousands, except share information)

	May 25, 2012	February 24, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,344	$3,425
Restricted cash	6,158	6,000
Accounts receivable, net	6,124	10,695
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	23,247	18,766
Inventories, net	5,517	4,145
Deferred tax assets, current	4,206	4,170
Prepaid expenses and other current assets	1,121	830
Total current assets	49,717	48,031

Property, plant, and equipment, net	14,967	14,860
Capitalized software development costs, net	609	666
Deferred tax assets, non-current, net	3,194	4,190
Other assets	14	39
Total assets	$68,501	$67,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$108	$8
Accounts payable, trade	5,151	5,639
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	3,399	6,519
Customer deposits	4,526	3,425
Accrued taxes	394	148
Accrued interest and dividends	997	941
Other accrued liabilities	3,630	3,565
Total current liabilities	18,205	20,245

Long-term debt obligations, less current portion:
Credit facility payable to bank	18,141	16,716
Total long-term debt obligations, less current portion	18,141	16,716

Total liabilities	36,346	36,961

Commitments and contingencies

Shareholders’ equity:
Cumulative convertible participating Preferred Stock, Series D, $0.05 par value, 11,000 shares authorized; 386 shares outstanding at May 25, 2012 and February 24, 2012	386	386
Cumulative convertible participating Preferred Stock, Series E, $0.05 par value, 25,000 shares authorized; 21,741 shares outstanding at May 25, 2012 and February 24, 2012	21,741	21,741
Common Stock, $0.05 par value, 50,000,000 shares authorized; 9,142,296 and 9,134,403 shares issued and outstanding at May 25, 2012 and February 24, 2012, respectively	457	456
Additional paid-in capital	9,884	9,892
Accumulated other comprehensive loss	(349)	(505)
Retained earnings (Accumulated deficit)	-	(1,186)
Total shareholders’ equity before non-controlling interest	32,119	30,784
Non-controlling interest	36	41
Total shareholders’ equity	32,155	30,825
Total liabilities and shareholders’ equity	$68,501	$67,786

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirteen weeks ended
	May 25, 2012	May 27, 2011
Cash flows from operating activities:
Net income	$1,690	$1,625
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	453	352
Deferred tax assets	960	998
Increase in allowances for accounts receivable and inventories, net	39	16
Accretion of debt discount	25	54
Stock compensation expense	25	24
Changes in operating assets and liabilities:
Accounts receivable	4,571	(360)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(4,481)	(5,132)
Inventories	(1,411)	(808)
Prepaid expenses and other assets	(291)	(591)
Accounts payable, trade	(488)	868
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(3,120)	(1,680)
Customer deposits	1,101	(339)
Accrued taxes	246	-
Accrued interest and dividends	56	43
Other accrued liabilities	65	750
Net cash used in operating activities	(560)	(4,180)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(481)	(293)
Capitalized software development costs	(22)	(98)
Net cash used in investing activities	(503)	(391)

Cash flows from financing activities:
Borrowings under line of credit	1,425	4,818
Payment of Preferred Stock dividends	(552)	(552)
Increase in restricted cash	(158)	-
Borrowings from (payments of) other debt obligations	100	(21)
Issuance of Common Stock	11	-
Net cash provided by financing activities	826	4,245

Effect of exchange rate changes on cash	156	(217)
Net decrease in cash	(81)	(543)
Cash at beginning of period	3,425	1,423
Cash at end of period	$3,344	$880

Supplemental schedule of cash flow information:
Interest paid	$147	$55
Income taxes paid	$48	$-

Supplemental information on non-cash operating and investing activities:
Accrued dividends on Preferred Stock	$552	$552

The accompanying notes are an integral part of the consolidated financial statements.

Index

ENVIRONMENTAL TECTONICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share information)

Description of Business

ETC is principally engaged in the design, manufacture, and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans, and the design, manufacture, and sale of equipment to control, modify, simulate, and measure environmental conditions.  These products and services include (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight; (2) altitude (hypobaric) chambers; (3) the Advanced Disaster Management Simulator (“ADMS”); (4) steam and gas sterilizers; (5) environmental testing and simulation devices; and (6) hyperbaric (100% oxygen) chambers.  ETC focuses on software enhancements, product extensions, new product development, and new marketplace applications.

We operate in two primary business segments, Aerospace Solutions (“Aerospace”) and Commercial/Industrial Systems (“CIS”).  Aerospace encompasses the design, manufacture, and sale of (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight; collectively, Aircrew Training Systems (“ATS”); (2) altitude (hypobaric) chambers; and (3) ADMS, as well as integrated logistics support for customers who purchase these products.  These products and services provide customers with an offering of comprehensive solutions for improved readiness and reduced operational costs.  Sales of our Aerospace products are made principally to U.S. and foreign government agencies.  CIS operations encompass the design, manufacture, and sale of core technologies including: (1) steam and gas (ethylene oxide) sterilizers; (2) environmental testing and simulation devices; (3) hyperbaric (100% oxygen) chambers for one person (monoplace chambers) and multiple persons (multiplace chambers); and (4) parts and service support.  Sales of our CIS products are made principally to the healthcare, pharmaceutical, and automotive industries.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in February.  Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in fiscal 2013.

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of ETC, our 95%-owned subsidiary, ETC-PZL Aerospace Industries SP. Z 0.0, (“ETC-PZL”), and our 99%-owned subsidiary, Environmental Tectonics Corporation (Europe) Limited (“ETC-Europe”).  The Company’s corporate headquarters and main production plant are located in Southampton, Pennsylvania, USA.  ETC-PZL manufactures simulators and provides software to support our domestic products.  ETC-Europe functions as a sales office in the United Kingdom.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations and the financial results for the periods presented may not be indicative of the full year’s results; however, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the 2012 fiscal year.

References to 2013 first quarter are references to the thirteen week period ended May 25, 2012.  References to 2012 first quarter are references to the thirteen week period ended May 27, 2011.  References to fiscal 2013 or the 2013 fiscal year are references to the fifty-two week period ending February 22, 2013.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ended February 24, 2012.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during fiscal 2013 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the 2012 fiscal year.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

The Company adopted this guidance during the thirteen week period ended February 24, 2012, and chose to present other comprehensive income within the accompanying Consolidated Statements of Income and Comprehensive Income.  The effect of this amended guidance, which is not deemed to be material, has been retrospectively applied to all periods presented.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles˗Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset.  If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset.  ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment.  In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted.  The effect of this amended guidance has been deemed immaterial since the Company does not have any indefinite-lived intangible assets.

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

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

At May 25, 2012 and February 24, 2012, there was $22,127 of cumulative convertible participating Preferred Stock.  These instruments were convertible at exercise prices of:

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

On February 20, 2009, in connection with the issuance of a $2,000 promissory note, the Company issued 200,000 warrants to purchase 143,885 shares of the Company’s Common Stock at $1.39 per share.  Additionally, on July 2, 2009, in consideration of an increase of the guarantee on the line of credit with PNC Bank, National Association (“PNC Bank”), the Company issued 500,000 warrants to purchase 450,450 shares of the Company’s Common Stock at $1.11 per share.  On January 4, 2011, the Company entered into amendments to these warrants to remove a provision in each of the warrants that provided anti-dilution protection in the event the Company issued securities at a price below the exercise price set forth in the warrants.

At May 25, 2012 and May 27, 2011, there were outstanding options to purchase the Company’s Common Stock totaling 270,921 and 260,921 shares at an average price of $4.34 and $4.44 per share, respectively.  Due to the conversion price of the Common Stock options, all 270,921 shares were excluded from the calculation of diluted earnings per share as of May 25, 2012 because the effect of their conversion would be antidulutive; likewise, all 260,921 shares were also excluded from the calculation of diluted earnings per share as of May 27, 2011.

3. Accounts Receivable

The components of accounts receivable are as follows:

	May 25, 2012	February 24, 2012
	(unaudited)

U.S. Government	$2,709	$4,305
U.S. Commercial	1,554	2,994
International	2,261	3,797
	6,524	11,095
Less: allowance for doubtful accounts	(400)	(400)
	$6,124	$10,695

4. Inventories

Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	May 25, 2012	February 24, 2012
	(unaudited)

Raw materials	$49	$42
Work in process	5,468	4,103
Finished goods	-	-
	$5,517	$4,145

Inventory is presented net of an allowance for obsolescence of $1,196 (raw material $50 and work in process $1,146), and $1,157 (raw material $50 and work in process $1,107) at May 25, 2012 and February 24, 2012, respectively.

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
(Dollars in thousands, except per share information)

5. Long-Term Obligations and Credit Arrangements

Lenfest Financing Transaction

On April 24, 2009, the Company entered into a transaction (the “Lenfest Financing Transaction”) with H.F. Lenfest, a major shareholder and member of our Board of Directors (“Lenfest”), that provided for, among other things, the following: (i) the exchange of the Subordinated Note (as defined below) held by Lenfest, together with all accrued interest and warrants issuable under the Subordinated Note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, the terms of which are described below; and (ii) the guarantee by Lenfest of all of ETC’s obligations to PNC Bank in connection with an increase of the existing $15,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000 in marketable securities.

Preferred Stock

Presently, the Company has two classes of Cumulative Convertible Participating Preferred Stock: Series D (11,000 shares authorized) and Series E (25,000 shares authorized) (together, the “Preferred Stock”).  The Preferred Stock was authorized by the Company’s Board of Directors in April 2009 as part of the Lenfest Financing Transaction.  The Preferred Stock has a par value of $0.05 per share and a stated value of $1,000 per share.  The Preferred Stock is entitled to receive cumulative dividends at the rate of 10% per year in preference to the holders of the Company’s Common Stock with respect to dividends.  These dividends are payable only upon a liquidation event or when otherwise declared by the Board of Directors of the Company.  The Company cannot declare or pay any dividends on its Common Stock until the dividends on the Preferred Stock have been paid.  The Preferred Stock holders are entitled to receive any dividends paid with respect to the Common Stock on an “as-converted” basis.  The Preferred Stock may be converted by the holder at any time and from time to time into the Company’s Common Stock by dividing the stated value of the Preferred Stock by the conversion price established at the time of issuance (see Series D Preferred Stock and Series E Preferred Stock, below).  Upon a liquidation event, the holders of the Preferred Stock would be entitled to participate in any proceeds in preference to any common stock holders.  The Preferred Stock would also participate in any liquidation event with the Common Stock holders on an “as-converted” basis.  The Preferred Stock conversion price is subject to adjustment for certain transactions including stock splits and issuance of equity securities below the conversion prices.

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
(Dollars in thousands, except per share information)

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

Interest Payment

On October 6, 2010, the Company issued to Lenfest 231 shares of Series D Preferred Stock with a stated value of $1,000 per share in payment of $231 of interest due under the Lenfest Pledge Agreement for the period July 2, 2009 through August 27, 2010.  The 231 shares have a conversion price per share equal to $3.02 equaling the average closing price of the Company’s Common Stock during the 120 days preceding the issuance of such shares, and would convert into 76,490 shares of the Company’s Common Stock.  As of May 25, 2012, $350 of interest has been accrued for the period August 28, 2010 through May 25, 2012.

Preferred Stock Dividends

As of May 25, 2012, the Series D Preferred Stock totaled $386 and was convertible into 225,091 shares of the Company’s Common Stock.  All Series D Preferred Stock dividends accruing through May 25, 2012 were paid in August 2012.

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

As of May 25, 2012, the Series E Preferred Stock totaled $21,741 and was convertible into 10,870,391 shares of the Company’s Common Stock.  All Series E Preferred Stock dividends accruing through May 25, 2012 were paid in August 2012.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

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

The Company recorded a loan origination deferred charge associated with these warrants of $487 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 91.9%; risk-free interest rate of 0.49%; and an expected life of seven years.  As of May 25, 2012, the unamortized balance of the deferred charge was $110.

As of May 25, 2012, the Company’s availability under the PNC Credit Agreement was $1,077.  This reflected cash borrowing under the PNC Credit Agreement of $18,141 and outstanding letters of credit of approximately $782.  Amounts borrowed under the PNC Credit Agreement can be borrowed, repaid, and reborrowed from time-to-time until June 30, 2013, and bears interest at either the prime rate plus 0.50 percentage points or the London Interbank Offered Rate (“LIBOR”) plus 2.50 percentage points.  Additionally, ETC is obligated to pay a fee of 0.125% per year for unused but available funds under the line of credit.

The PNC Credit Agreement has the following affirmative covenants: (i) a Consolidated Tangible Net Worth covenant, for which the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000 and (ii) an EBITDA covenant for which the Company must maintain a minimum cumulative aggregate Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) of $4,000 for the fiscal quarter then ending and the three preceding fiscal quarters.  The Company is in compliance with its covenants as of May 25, 2012.

Due to the Company’s accumulated deficit as of February 24, 2012, all dividends accruing through this date for the Series D and Series E Preferred Stock issuances have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.  The first $509 of the $552 in dividends accrued for during the 2013 first quarter have been recorded as a reduction to retained earnings.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

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

ETC-PZL Line of Credit Agreement

ETC-PZL has a line of credit in the amount of $175 with a Warsaw bank to fund current activity.  The line of credit will expire in July 2013.  As of May 25, 2012, the Company’s availability under this line of credit was $71.  This reflected cash borrowing under this line of credit of $104.

Summary of Long-Term Debt Obligations

Long-term debt obligations at May 25, 2012 and February 24, 2012 consist of the following:

	May 25, 2012	February 24, 2012
	(unaudited)

Note payable to bank	$18,141	$16,716
ETC-PZL line of credit	104	-
Equipment lease	4	8
Total long-term debt obligations	18,249	16,724
Less: current portion of long-term debt obligations	(108)	(8)
Total long-term debt obligations, less current portion	$18,141	$16,716

6. Income Taxes

Effective tax rates were 37.5% and 37.9% for the 2013 first quarter and 2012 first quarter, respectively.  Income tax provisions of $1,014 and $992 were recorded in the 2013 first quarter and the 2012 first quarter, respectively.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year.  The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense.

As of May 25, 2012, the Company had approximately $20.5 million of federal net loss carryforwards available to offset future income tax liabilities, which begin to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

7. Commitments and Contingencies

Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against us.  We believe, after consultation with legal counsel handling these specific matters, all such matters are reserved for or adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not be expected to have a significant effect on our financial position or results of operations if determined adversely against us.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

8. Segment Information (unaudited)

As indicated, we operate in two business segments – Aerospace and CIS.

Aerospace encompasses the design, manufacture, and sale of (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight, (2) altitude (hypobaric) chambers; and (3) ADMS, as well as integrated logistics support for customers who purchase these products.  These products and services provide customers with an offering of comprehensive solutions for improved readiness and reduced operational costs.

CIS operations encompass the design, manufacture, and sale of core technologies including (1) steam and gas (ethylene oxide) sterilizers; (2) environmental testing and simulation devices for the automotive industry; and (3) hyperbaric (100% oxygen) chambers for one person (monoplace chambers) and multiple persons (multiplace chambers), as well as parts and service support.

The following unaudited segment information reflects the accrual basis of accounting.

Thirteen weeks ended May 25, 2012:	Aerospace	CIS	Corporate	Company Total

Net sales	$10,479	$5,591	$-	$16,070
Interest expense, net	140	74	-	214
Depreciation and amortization	298	142	13	453
Operating income (loss)	2,324	1,215	(624)	2,915
Provision for income taxes	-	-	1,014	1,014
Identifiable assets	40,984	8,667	18,850	68,501
Expenditures for segment assets	410	26	67	503

Thirteen weeks ended May 27, 2011:

Net sales	$12,092	$4,182	$-	$16,274
Interest expense, net	111	39	-	150
Depreciation and amortization	263	89	-	352
Operating income (loss)	2,473	1,238	(836)	2,875
Provision for income taxes	-	-	992	992
Identifiable assets	29,708	4,757	25,106	59,571
Expenditures for segment assets	299	92	-	391

Reconciliation to consolidated net income attributable to		Thirteen weeks ended
Environmental Tectonics Corporation:		May 25, 2012	May 27, 2011
Operating income		$2,915	$2,875
Interest expense, net		(214)	(150)
Other income (expense), net		3	(108)
Provision for income taxes		(1,014)	(992)
Expense (income) attributable to non-controlling interest		5	(16)
Net income attributable to Environmental Tectonics Corporation		$1,695	$1,609

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

8. Segment Information (unaudited) (continued)

Approximately 60.1% of net sales in the 2013 first quarter, totaling $9,657, were made to the U.S. Government under three contracts, to one Domestic commercial customer, and to one International customer.  Approximately 68.9% of net sales in the 2012 first quarter, totaling $11,220, were made to the U.S. Government under three contracts, one Domestic commercial customer, and to one International customer.

The segment information for the 2013 first quarter includes export sales of $4,201, including sales to the Korean government of $1,932.  The segment information for the 2012 first quarter includes export sales of $4,368, including sales to the Korean government of $2,058.

As of both May 25, 2012 and May 27, 2011, substantially all of the Company’s long-lived assets were located in the United States.

9.  Subsequent Events

On June 8, 2012, the Company disclosed on a Current Report on Form 8-K that it would miss the extended deadline of June 8, 2012 to file its Annual Report on Form 10-K for the 2012 fiscal year, which was subsequently filed on August 2, 2012.  As disclosed by the Company in its Form 12b-25 filed on May 24, 2012, the delay in filing its Annual Report on Form 10-K for the 2012 fiscal year was related to an independent internal investigation of accounting practices at one of the Company’s foreign subsidiaries that was being conducted by the Audit Committee of the Company’s Board of Directors.  The Company discussed with PNC Bank the delay in filing its Annual Report on Form 10-K for the 2012 fiscal year because the delay in filing would result in a breach of a covenant in the Company’s line of credit, and the Company received from PNC Bank waivers through August 3, 2012, within which its Annual Report on Form 10-K for the 2012 fiscal year has been filed; consequently, the Company did not breach a covenant in its line of credit and remains in compliance with its bank covenants.  The delay in filing the Annual Report on Form 10-K for the 2012 fiscal year contributed to the delay in filing the Form 10-Q for the 2013 first quarter, as disclosed by the Company in its Form 12b-25 filed on July 9, 2012.

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

These forward-looking statements include statements with respect to the Company’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including, but not limited to, (i) projections of revenues, costs of materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure, other financial items and the effects of currency fluctuations, (ii) statements of our plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) statements of assumptions and other statements about the Company or its business, (v) statements made about the possible outcomes of litigation involving the Company, (vi) statements regarding the Company’s ability to obtain financing to support its operations and other expenses, and (vii) statements preceded by, followed by or that include terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors.  Some of these risks and uncertainties, in whole or in part, are beyond the Company’s control.  Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the 2012 fiscal year, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Shareholders are urged to review these risks carefully prior to making an investment in the Company’s Common Stock.

The Company cautions that the foregoing list of factors that could affect forward-looking statements by ETC is not exclusive.  Except as required by federal securities law, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

References to 2013 first quarter are references to the thirteen week period ended May 25, 2012.  References to 2012 first quarter are references to the thirteen week period ended May 27, 2011.  References to fiscal 2013 or the 2013 fiscal year are references to the fifty-two week period ending February 22, 2013.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ended February 24, 2012.

Overview

ETC was incorporated in 1969 in Pennsylvania.  For over forty-three years, we have provided our customers with products, service, and support.  Innovation, continuous technological improvement and enhancement, and product quality are core values that are critical to our success.  We are a significant supplier and innovator in the following product areas: (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight; (2) altitude (hypobaric) chambers; (3) the Advanced Disaster Management Simulator (“ADMS”); (4) steam and gas sterilizers; (5) environmental testing and simulation devices; and (6) hyperbaric (100% oxygen) chambers.

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

CIS operations encompass the design, manufacture, and sale of core technologies including (1) steam and gas (ethylene oxide) sterilizers; (2) environmental testing and simulation devices; and (3) hyperbaric (100% oxygen) chambers for one person (monoplace chambers) and multiple persons (multiplace chambers), as well as parts and service support.

Net sales, operating income, identifiable assets, and other financial information regarding our segments may be found in Note 8 – Segment Information (unaudited) of the Notes to the Consolidated Financial Statements.

Index

We sell integrated training services and products.  Some of our products are customized, using our proprietary software based on specifications provided by our customers.  Some of our products take more than one year to manufacture and deliver to the customer.

In the Aerospace segment, we offer integrated aircrew training services to commercial, governmental, and military defense agencies, and training devices to governmental and military defense agencies both in the United States and internationally.  We sell our disaster management simulation training and products to fire and emergency training schools, and state and local governments.

In the CIS segment, we sell our sterilizers to pharmaceutical and medical device manufacturers.  We sell our environmental testing systems primarily to commercial automobile manufacturers and heating, ventilation and air conditioning (HVAC) manufacturers.  We sell our hyperbaric products to hospitals and clinics (primarily “monoplace” chambers) and to the military (primarily “multiplace” chambers).  We also provide upgrade, maintenance, and repair services for our products and for products manufactured by other parties.

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

In December 2011, we learned of potential non-compliant accounting practices at one of these foreign subsidiaries, relating to the manner in which internal personnel costs were allocated to certain contracts.  The Audit Committee of our Board of Directors initiated an independent internal investigation to determine the extent and materiality of the potential non-compliance with respect to the Company’s financial reporting for fiscal 2012, and the investigation has now been completed.

Based on the information obtained during the course of the investigation, including a forensic audit of selected electronically stored information, and interviews with certain employees and management of the foreign subsidiary, the Audit Committee’s independent counsel did not find a sufficient basis from which to conclude that the reallocation of personnel costs was due to an illegitimate purpose or motive.  However, it was noted that reallocations of time entries among contracts had occurred and that the subsidiary did not have a uniform centralized system for recording personnel time and retaining source data, thereby creating a situation where there was insufficient maintenance of records that reflect the transactions in reasonable detail so as to permit the timely preparation of financial statements in accordance with generally accepted accounting principles.  In addition, the corporate governance structure of the foreign subsidiary, which vested significant control of the subsidiary in the subsidiary’s management board, did not allow for prompt and effective intervention by the Company or its Board and significantly complicated the investigation.  Taken together, our Chief Executive Officer and Chief Financial Officer have concluded that these circumstances constitute a material weakness in our internal control over financial reporting (see Item 4. Controls and Procedures, below).

The following factors had an impact on our financial performance, cash flow, and financial position for the 2013 first quarter:

•	Production under U.S. Government contracts

The Base Realignment and Closure (BRAC) Act passed by Congress in 2005 mandated base closures and consolidations through all the U.S. defense services.  As a result of this Act, we were awarded three major contracts for pilot training simulators.  Our fiscal 2013 opening backlog of firm orders included approximately $39.0 million for three significant contracts including one from the U.S. Navy for a research disorientation device and two from the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers.  As a result of engineering and production activity on these three contracts beginning to wind down, sales to the U.S. Government decreased by $1.2 million or 16.3% during the 2013 first quarter versus the 2012 first quarter.  Although at the current time we still have a significant sales backlog with the U.S. Government for equipment being procured under the BRAC Act, given the current domestic economic conditions and political environment, it should not be assumed that any additional contracts will be awarded to us.

•	Provisions for income taxes

During fiscal 2012, an income tax provision of $2.6 million was recorded in our Consolidated Statement of Income and Comprehensive Income.  This provision primarily reflected the realization of the Company’s net loss carryforwards.  During the 2013 first quarter, an income tax provision of $1.0 million was recorded in our Consolidated Statement of Income and Comprehensive Income.  As of May 25, 2012, the Company had approximately $20.5 million of federal net loss carryforwards available to offset future income tax liabilities.

•	The independent internal investigation by the Audit Committee of our Board of Directors

We have incurred substantial costs and diverted management resources in connection with the aforementioned independent internal investigation.  In addition, the enhancements to be implemented to remediate the material weakness (see Item 4. Controls and Procedures, below) will require us to incur additional costs and to divert management resources in the upcoming fiscal quarters.

Index

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements, entitled Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the 2012 fiscal year.

Index

Results of Operations

Thirteen weeks ended May 25, 2012 compared to thirteen weeks ended May 27, 2011

We have historically experienced significant variability in our quarterly revenue, earnings, and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results
	(amounts in thousands)
	(unaudited)
	Thirteen weeks ended		Variance	Variance
	May 25, 2012	May 27, 2011	$	%
Net sales:
Domestic	$5,481	$4,274	$1,207	28.2
U.S. Government	6,388	7,632	(1,244)	(16.3)
International	4,201	4,368	(167)	(3.8)
Total net sales	16,070	16,274	(204)	(1.3)

Gross profit	6,448	6,498	(50)	(0.8)

Selling and marketing expenses	1,340	1,291	49	3.8
General and administrative expenses	1,883	2,087	(204)	(9.8)
Research and development expenses	310	245	65	26.5
Operating income	2,915	2,875	40	1.4
Interest expense, net	214	150	64	42.7
Other (income) expense, net	(3)	108	(111)	(102.8)
Income before income taxes	2,704	2,617	87	3.3
Provision for income taxes	1,014	992	22	2.2
Expense (income) attributable to non-controlling interest	5	(16)	21	(131.3)
Net income attributable to ETC	$1,695	$1,609	$86	5.3

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.05	$0.05	$-
Undistributed earnings per share:
Common	$0.06	$0.05	$0.01
Preferred	$0.06	$0.05	$0.01

Diluted earnings per share	$0.06	$0.05	$0.01

Net Income Attributable To ETC

Net income attributable to ETC was $1.7 million, or $0.06 diluted earnings per share, in the 2013 first quarter, compared to $1.6 million or $0.05 diluted earnings per share, during the 2012 first quarter, representing an increase of $0.1 million, or 5.3%.  This increase reflects an increase in income before income taxes of $65 thousand, a result of higher operating income, primarily from an increase in gross profit margin as a percentage of sales, albeit on lower net sales, a $90 thousand reduction in operating expenses, and a $111 thousand reduction in other expenses, offset in part, by a $64 thousand increase in interest expense as a result of increased borrowings.

Index

Net Sales

The following schedule presents the Company’s unaudited net sales by segment, business unit, and geographic area (amounts in thousands):

	Thirteen weeks ended May 25, 2012				Thirteen weeks ended May 27, 2011
	Domestic	U.S. Gov’t	International	Total	Domestic	U.S. Gov’t	International	Total
Aerospace Solutions
ATS	$49	$3,079	$3,193	$6,321	$391	$6,407	$2,645	$9,443
Chambers	-	3,309	245	3,554	2	1,225	694	1,921
Simulation	11	-	81	92	304	-	126	430
ETC-PZL and other	106	-	404	510	31	-	267	298
Subtotal	166	6,388	3,923	10,477	728	7,632	3,732	12,092

Commercial/Industrial Systems
Environmental	542	-	3	545	135	-	-	135
Sterilizers	3,799	-	-	3,799	2,149	-	57	2,206
Hyperbaric	493	-	275	768	668	-	530	1,198
Service and spares	481	-	-	481	594	-	49	643
Subtotal	5,315	-	278	5,593	3,546	-	636	4,182
Total net sales	$5,481	$6,388	$4,201	$16,070	$4,274	$7,632	$4,368	$16,274

Net sales for the 2013 first quarter were $16.1 million, a decrease of $0.2 million, or 1.3%, compared to 2012 first quarter net sales of $16.3 million.  The decrease reflects decreased sales to the U.S. Government and International customers, offset in part, by increased sales to Domestic customers.

Domestic Sales

Domestic sales in the 2013 first quarter were $5.5 million, an increase of $1.2 million, or 28.2%, over 2012 first quarter sales of $4.3 million.  The increase in Domestic sales is due primarily to an increase in Sterilizer sales within the CIS segment.  Domestic sales represented 34.1% of the Company’s total net sales in the 2013 first quarter compared to 26.3% of the Company’s total net sales in the 2012 first quarter.

U.S. Government Sales

U.S. Government sales in the 2013 first quarter were $6.4 million, a decrease of $1.2 million, or 16.3%, compared to 2012 first quarter sales of $7.6 million, and represented 39.8% of total net sales in the 2013 first quarter compared to 46.9% for the 2012 first quarter.  This decrease is the result of lower ATS sales, offset in part, by an increase in sales related to a suite of research altitude chambers.  Given the existing progress made on U.S. Government sales contracts in the Company’s backlog, the Company anticipates the concentration of sales to the U.S. Government will continue to lessen in fiscal 2013.

International Sales

International sales for the 2013 first quarter, including those of the Company’s foreign subsidiaries, were $4.2 million compared to $4.4 million in the 2012 first quarter, a decrease of $0.2 million, or 3.8%, and represented 26.1% of total net sales in the 2013 first quarter compared to 26.8% in the 2012 first quarter.  The decrease in International sales reflects a decrease in Hyperbaric and Chambers sales, offset in part, by an increase in ATS sales.  International sales in the 2013 first quarter included $1.9 million in sales to the Korean government.  International sales in the 2012 first quarter included $2.1 million in sales to the Korean government.

Gross Profit

Gross profit for the 2013 first quarter was $6.4 million as compared to $6.5 million in the 2012 first quarter, a decrease of $0.1 million, or 0.8%.  The slight reduction in gross profit was a result of slightly lower net sales; however, gross profit margin as a percentage of net sales increased to 40.1% in the 2013 first quarter from 39.9% in the 2012 first quarter.

Index

Selling and Marketing Expenses

Selling and marketing expenses for the 2013 first quarter of $1.3 million remained unchanged compared to the 2012 first quarter.  As a percentage of net sales, selling and marketing expenses increased slightly to 8.3% in the 2013 first quarter from 7.9% in the 2012 first quarter.  Although the dollar amount of selling and marketing expenses did not change, there was an increase in salaries and proposal related expenses, offset by a decrease in travel related expenses.

General and Administrative Expenses

General and administrative expenses for the 2013 first quarter were $1.9 million, a decrease of $0.2 million, or 9.8%, compared to the 2012 first quarter.  As a percentage of net sales, general and administrative expenses decreased to 11.7% in the 2013 first quarter from 12.8% in the 2012 first quarter.  The dollar decrease was primarily a result of a one-time charge to vacation expense in the 2012 first quarter, offset in part, by an increase in expenses related to ETC-Europe.

Research and Development Expenses

Research and development expenses include spending for potential new products and technologies, and internationally, work performed under government grant programs.  This spending, net of grant payments from the Polish and Turkish governments, totaled $0.3 million for the 2013 first quarter compared to $0.2 million for the 2012 first quarter, an increase of $0.1 million, or 26.5%.  The increase was a result of less research and development employees being assigned to specific contracts; thus, expenses related to these employees were included in research and development expenses in the 2013 first quarter.  Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.  As a percentage of sales, research and development expenses were 1.9% in the 2013 first quarter compared to 1.5% in the 2012 first quarter.

Operating Income

Operating income for the 2013 first quarter of $2.9 million remained unchanged compared to the 2012 first quarter.  Operating income as a percentage of net sales increased to 18.1% from 17.7% in the 2012 first quarter.  On a segment basis, Aerospace had operating income of $2.3 million for the 2013 first quarter, a $0.2 million decrease from operating income of $2.5 million in the 2012 first quarter.  CIS had operating income of $1.2 million in the 2013 first quarter, which remained unchanged compared to the 2012 first quarter.  These segment operating results were offset, in part, by unallocated corporate expenses of $0.6 million and $0.8 million in the 2013 first quarter and the 2012 first quarter, respectively.

Interest Expense, Net

Interest expense, net, for the 2013 first quarter was $214 thousand as compared to $150 thousand in the 2012 first quarter, representing a higher level of bank borrowing as a result of cash used in operations, primarily for costs and estimated earnings in excess of billings on uncompleted long-term contracts, offset in part, by reduced debt at ETC-PZL.

Other (Income) Expense, Net

Other income, net for the 2013 first quarter was $3 thousand compared to other expense, net of $108 thousand in the 2012 first quarter, a decrease of $111 thousand.  Other (income) expense, net consists primarily of bank and letter of credit fees, as well as foreign currency exchange gains and losses.

Income Taxes

As of May 25, 2012, the Company reviewed the components of its deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating to its federal net operating loss carryforwards.  The Company has a net deferred tax asset related primarily to its federal net operating loss carryforwards of $7.4 million.  Income tax provisions of $1.0 million were recorded in both the 2013 first quarter and the 2012 first quarter.

As of May 25, 2012, the Company had approximately $20.5 million of federal net loss carryforwards available to offset future income tax liabilities, which begin to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Index

Liquidity and Capital Resources

As a result of a continued elevated level of production to satisfy the requirements of long-term contracts in the Company’s backlog of $74.5 million that existed at February 24, 2012, the Company borrowed under its line of credit to fund operating activities during the 2013 first quarter.  The Company’s availability at May 25, 2012 was $1.1 million under its line of credit with PNC Bank, which has increased to $5.6 million at August 14, 2012.  The Company expects the availability to continue increasing as several of our long-term contracts with back loaded cash receipts begin to wind down.  Working capital, or current assets less current liabilities, was $31.5 million at May 25, 2012 compared with $27.8 million at February 24, 2012.  The increase in working capital was primarily the result of the Company borrowing against its long-term line of credit to finance increasing costs in excess of billings on uncompleted long-term contracts, which will reduce upon the achievement of certain milestones.  The Company’s current ratio, current assets divided by current liabilities, improved to 2.7:1 at May 25, 2012 from 2.4:1 at February 24, 2012.

With unused availability under the PNC Bank line of credit and the Company’s ability to generate cash from operations, the Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures, and debt repayment obligations for the twelve months subsequent to May 25, 2012.

The schedule below presents the Company’s available borrowings under its existing credit facilities (amounts in thousands):

	As of May 25, 2012			As of February 24, 2012
Credit facility*	Total Facility	Amount Borrowed	Amount Available**	Total Facility	Amount Borrowed	Amount Available**

PNC Bank line of credit	$20,000	$18,141	$1,077	$20,000	$16,716	$2,502
Dedicated line of credit	5,422	5,422	-	5,422	5,422	-
ETC-PZL line of credit	175	104	71	-	-	-
Total	$25,597	$23,667	$1,148	$25,422	$22,138	$2,502

*See Note 5 to the Consolidated Unaudited Financial Statements, entitled Long-Term Obligations and Credit Arrangements, in this quarterly report on Form 10-Q.

** Amount available takes into account letters of credit outstanding against the PNC Bank line of credit of $782 thousand as of both May 25, 2012 and February 24, 2012, respectively.

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

During the 2013 first quarter, as a result of elevated production levels to meet the requirements of the $74.5 million backlog at February 24, 2012, the Company utilized $0.6 million of cash in operating activities compared to cash used in operating activities of $4.2 million in the 2012 first quarter.  Cash was utilized primarily for the increase in costs and estimated earnings in excess of billings and the decrease in billings in excess of costs and estimated earnings on uncompleted long-term percentage of completion (“POC”) contracts.  Under POC revenue recognition, these accounts represent the timing differences of spending on production activities versus collecting on long-term contracts.  Increased inventories purchased for projects also utilized cash during the period.  The aforementioned utilization of cash was offset, in part, by a decrease in accounts receivable due to collections.

Cash flows from investing activities

Cash used for investing activities primarily relates to funds used for capital expenditures in equipment and software development.  The Company’s investing activities used $0.5 million in the 2013 first quarter, and consisted primarily of costs for the acquisition of computer equipment and the manufacturing of demonstration simulators for our NASTAR Center, coupled with software enhancements for our Advanced Tactical Fighter Systems technology and Hyperbaric products.  This is comparable to cash used in investing activities of $0.4 million in the 2012 first quarter.

Cash flows from financing activities

The Company’s financing activities provided $0.8 million of cash in the 2013 first quarter.  This primarily reflected borrowings under the Company’s PNC Bank line of credit to fund the higher level of activity that was offset, in part, by dividends paid on Preferred Stock.  In the 2012 first quarter, net cash provided by financing activities totaled $4.2 million, primarily for borrowings under the line of credit, offset in part, by dividends paid on Preferred Stock.

Index

Outlook

We expect to use our cash, cash equivalents, and credit facilities for working capital and general corporate purposes, products, product rights, technologies, property, plant and equipment, the payment of contractual and other legal obligations, including scheduled interest payments on our credit facilities and dividends on our Preferred Stock, the potential acquisition of businesses, and/or the purchase, redemption or retirement of our credit facilities and Preferred Stock.  We expect that net sales of our currently marketed products, combined with availability under our lines of credit, should continue to provide us sufficient funds for fiscal 2013.  At this time, however, we cannot accurately predict the effect of certain developments on our anticipated rate of sales growth in fiscal 2014 and beyond, because of factors such as the degree of market acceptance, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our efforts to develop our products.

At the end of each fiscal quarter in fiscal 2013, and through the current term of the PNC Bank line of credit, we expect to maintain, per bank covenant requirement, a minimum aggregate EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of $4.0 million for the fiscal quarter then ending and the three immediately preceding fiscal quarters.

Backlog

Below is a breakdown of the Company’s May 25, 2012 and February 24, 2012 sales backlog (unaudited – amounts in thousands except percentages):

May 25, 2012:
	Business segment
Geographic area	Aerospace	CIS	Total	%
Domestic	$664	$9,326	$9,990	13.8%
U.S. Government	32,883	-	32,883	45.5
International	28,375	993	29,368	40.7
Total	$61,923	$10,319	$72,242	100.0%
% of Total	85.7%	14.3%	100.0%

February 24, 2012:
	Business segment
Geographic area	Aerospace	CIS	Total	%
Domestic	$389	$12,102	$12,491	16.8%
U.S. Government	39,501	-	39,501	53.0
International	21,354	1,167	22,521	30.2
Total	$61,244	$13,269	$74,513	100.0%
% of Total	82.2%	17.8%	100.0%

Our sales backlog at May 25, 2012 and February 24, 2012 for work to be performed and revenue to be recognized under written agreements after such dates was $72.2 million and $74.5 million, respectively.  Of the May 25, 2012 sales backlog, approximately $15.2 million represents two International contracts for multiple aircrew training simulators.  Approximately 98.3% of the U.S. Government backlog relates to three contracts.

The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Index

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  A control system cannot provide absolute assurances, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at May 25, 2012 because of the material weakness in internal control over financial reporting related to (i) a foreign subsidiary not having a uniform centralized system for recording personnel time and retaining source data for certain contracts, and (ii) this subsidiary’s corporate governance structure, as more fully described in our Annual Report on Form 10-K for the 2012 fiscal year.  We performed additional analysis and other post-closing procedures with regard to this foreign subsidiary to provide reasonable assurance that our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended May 25, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  During the last three quarters of fiscal 2013, the Company expects to implement the following additional enhancements to its internal control over financial reporting that are designed to address the material weakness described in the Annual Report on Form 10-K for the 2012 fiscal year:

•	A uniform centralized system for recording personnel time will be implemented at the foreign subsidiary, and employees will be trained with respect to the system’s functionality.

•	The reorganization of the management composition of the foreign subsidiary so as to assist in the acculturation of the subsidiary into the Company’s organizational culture.

•	The Company will issue a series of policies and procedures applicable to the foreign subsidiary, including but not limited to record retention, so as to improve the governance over the subsidiary.

•	On a quarterly basis, Company management will perform a detailed review of the recording of employee time, and the allocation of these personnel costs to the foreign subsidiary’s contracts.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against us.  We believe, after consultation with legal counsel handling these specific matters, all such matters are reserved for or adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not be expected to have a significant effect on our financial position or results of operations if determined adversely against us.

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

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

ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: August 22, 2012	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 22, 2012	By:	/s/ Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)