Form 10-Q
period 2012-08-24
ENVIRONMENTAL TECTONICS CORP
filed 2012-10-09
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2012

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

As of October 4, 2012, there were 9,148,010 shares of the registrant’s Common Stock issued and outstanding.

When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC”, and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Environmental Tectonics Corporation
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(in thousands, except per share information)

	Thirteen weeks ended		Twenty-six weeks ended
	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Net sales	$16,502	$15,851	$32,572	$32,125
Cost of goods sold	10,405	9,932	20,027	19,708
Gross profit	6,097	5,919	12,545	12,417

Operating expenses:
Selling and marketing	1,277	1,336	2,617	2,627
General and administrative	2,022	1,788	3,905	3,875
Research and development	337	136	647	381
	3,636	3,260	7,169	6,883

Operating income	2,461	2,659	5,376	5,534

Other expenses:
Interest expense, net	231	207	445	357
Other (income) expense, net	(61)	(24)	(64)	84
	170	183	381	441

Income before income taxes	2,291	2,476	4,995	5,093
Provision for income taxes	994	952	2,008	1,944

Net income	1,297	1,524	2,987	3,149
Loss (gain) attributable to non-controlling interest	1	(2)	6	(18)

Net income attributable to Environmental Tectonics Corporation	$1,298	$1,522	$2,993	$3,131

Foreign currency translation adjustment	(101)	137	55	(80)

Comprehensive income	$1,197	$1,659	$3,048	$3,051

Preferred Stock dividend	(552)	(552)	(1,104)	(1,104)

Income attributable to common and participating shareholders	$746	$970	$1,889	$2,027

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-	$-
Preferred	$0.05	$0.05	$0.10	$0.10

Undistributed earnings per share:
Common	$0.04	$0.05	$0.09	$0.10
Preferred	$0.04	$0.05	$0.09	$0.10

Diluted earnings per share	$0.04	$0.05	$0.09	$0.10

Basic weighted average common and participating shares:
Common weighted average number of shares	9,142	9,106	9,139	9,106
Participating preferred shares	11,095	11,095	11,095	11,095
Total basic weighted average common and participating shares	20,237	20,201	20,234	20,201

Diluted weighted average shares:
Basic weighted average common and participating shares	20,237	20,201	20,234	20,201
Dilutive effect of stock warrants and options	154	294	152	305
Total diluted weighted average shares	20,391	20,495	20,386	20,506

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Balance Sheets
(in thousands, except share information)

	August 24, 2012	February 24, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,096	$3,425
Restricted cash	6,159	6,000
Accounts receivable, net	6,427	10,695
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	21,633	18,766
Inventories, net	4,227	4,145
Deferred tax assets, current	3,961	4,170
Prepaid expenses and other current assets	1,079	830
Total current assets	46,582	48,031

Property, plant, and equipment, net	14,870	14,860
Capitalized software development costs, net	533	666
Deferred tax assets, non-current, net	2,560	4,190
Other assets	4	39
Total assets	$64,549	$67,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$-	$8
Accounts payable, trade	4,656	5,639
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	4,815	6,519
Customer deposits	3,610	3,425
Accrued taxes	339	148
Accrued interest and dividends	1,016	941
Other accrued liabilities	3,235	3,565
Total current liabilities	17,671	20,245

Long-term debt obligations, less current portion:
Credit facility payable to bank	14,043	16,716
Total long-term debt obligations, less current portion	14,043	16,716

Total liabilities	31,714	36,961

Commitments and contingencies

Shareholders’ equity:
Cumulative convertible participating Preferred Stock, Series D, $0.05 par value, 11,000 shares authorized; 386 shares outstanding at August 24, 2012 and February 24, 2012	386	386
Cumulative convertible participating Preferred Stock, Series E, $0.05 par value, 25,000 shares authorized; 21,741 shares outstanding at August 24, 2012 and February 24, 2012	21,741	21,741
Common Stock, $0.05 par value, 50,000,000 shares authorized; 9,148,010 and 9,134,403 shares issued and outstanding at August 24, 2012 and February 24, 2012, respectively	457	456
Additional paid-in capital	9,963	9,892
Retained earnings (Accumulated deficit)	703	(1,186)
Accumulated other comprehensive loss	(450)	(505)
Total shareholders’ equity before non-controlling interest	32,800	30,784
Non-controlling interest	35	41
Total shareholders’ equity	32,835	30,825
Total liabilities and shareholders’ equity	$64,549	$67,786

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Twenty-six weeks ended
	August 24, 2012	August 26, 2011
Cash flows from operating activities:
Net income	$2,987	$3,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	914	770
Deferred tax assets	1,839	1,348
Increase in allowances for accounts receivable and inventories, net	2	156
Accretion of loan origination deferred charge	50	105
Stock compensation expense	51	49
Changes in operating assets and liabilities:
Accounts receivable	4,268	(1,817)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	(2,867)	(6,387)
Inventories	(84)	(2,613)
Prepaid expenses and other assets	(264)	(607)
Accounts payable, trade	(983)	468
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(1,704)	207
Customer deposits	185	61
Accrued taxes	191	813
Accrued interest and dividends	75	94
Other accrued liabilities	(330)	402
Net cash provided by (used in) operating activities	4,330	(3,802)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(766)	(944)
Capitalized software development costs	(25)	(146)
Net cash used in investing activities	(791)	(1,090)

Cash flows from financing activities:
(Repayments) borrowings under line of credit	(2,673)	9,389
Payment of Preferred Stock dividends	(1,104)	(1,104)
Increase in restricted cash	(159)	(18)
Payments of other debt obligations	(8)	(61)
Issuance of Common Stock	21	28
Net cash (used in) provided by financing activities	(3,923)	8,234

Effect of exchange rate changes on cash	55	(80)
Net (decrease) increase in cash	(329)	3,262
Cash at beginning of period	3,425	1,423
Cash at end of period	$3,096	$4,685

Supplemental schedule of cash flow information:
Interest paid	$310	$153
Income taxes paid	$69	$-

Supplemental information on non-cash operating and investing activities:
Accrued dividends on Preferred Stock	$552	$552

The accompanying notes are an integral part of the consolidated financial statements.

Index

ENVIRONMENTAL TECTONICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share information)

Description of Business

ETC is principally engaged in the design, manufacture, and sale of software driven products and services used to recreate and monitor the physiological effects of motion on humans, and the design, manufacture, and sale of equipment to control, modify, simulate, and measure environmental conditions.  These products and services include; (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight; (2) altitude (hypobaric) chambers; (3) the Advanced Disaster Management Simulator (“ADMS”); (4) steam and gas sterilizers; (5) environmental testing and simulation devices; and (6) hyperbaric (100% oxygen) chambers.  ETC focuses on software enhancements, product extensions, new product development, and new marketplace applications.

We operate in two primary business segments, Aerospace Solutions (“Aerospace”) and Commercial/Industrial Systems (“CIS”).  Aerospace encompasses the design, manufacture, and sale of; (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight; collectively, Aircrew Training Systems (“ATS”); (2) altitude (hypobaric) chambers; (3) hyperbaric chambers for multiple persons (multiplace chambers); and (4) ADMS, as well as integrated logistics support for customers who purchase these products.  These products and services provide customers with an offering of comprehensive solutions for improved readiness and reduced operational costs.  Sales of our Aerospace products are made principally to U.S. and foreign government agencies.  The CIS segment encompasses the design, manufacture, and sale of; (1) steam and gas (ethylene oxide) sterilizers; (2) environmental testing and simulation devices; (3) hyperbaric chambers for one person (monoplace chambers); and (4) parts and service support.  Sales of our CIS products are made principally to the healthcare, pharmaceutical, and automotive industries.

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

References to 2013 second quarter are references to the thirteen week period ended August 24, 2012.  References to 2012 second quarter are references to the thirteen week period ended August 26, 2011.  References to 2013 first half are references to the twenty-six week period ended August 24, 2012.  References to 2012 first half are references to the twenty-six week period ended August 26, 2011.  References to fiscal 2013 or the 2013 fiscal year are references to the fifty-two week period ending February 22, 2013.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ended February 24, 2012.

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

The Company adopted this guidance during the thirteen week period ended February 24, 2012, and chose to present other comprehensive income within the accompanying Consolidated Statements of Income and Comprehensive Income.  The effect of this amended guidance has been retrospectively applied to all periods presented.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles˗Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset.  If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset.  ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment.  In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted.  The effect of this amended guidance is not expected to have a significant impact on the consolidated financial statements.

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

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

At August 24, 2012 and February 24, 2012, there was $22,127 of cumulative convertible participating Preferred Stock.  These instruments were convertible at exercise prices of:

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

At August 24, 2012 and August 26, 2011, there were outstanding options to purchase the Company’s Common Stock totaling 240,921 and 260,921 shares at an average price of $4.26 and $4.44 per share, respectively.  Due to the conversion price of the Common Stock options, all 240,921 shares were excluded from the calculation of diluted earnings per share as of August 24, 2012 because the effect of their conversion would be antidulutive; likewise, all 260,921 shares were also excluded from the calculation of diluted earnings per share as of August 26, 2011.

3. Accounts Receivable

The components of accounts receivable are as follows:

	August 24, 2012	February 24, 2012
	(unaudited)
U.S. Government	$3,045	$4,305
U.S. Commercial	1,123	2,994
International	2,659	3,797
	6,827	11,095
Less: allowance for doubtful accounts	(400)	(400)
	$6,427	$10,695

4. Inventories

Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	August 24, 2012	February 24, 2012
	(unaudited)

Raw materials	$39	$42
Work in process	4,188	4,103
	$4,227	$4,145

Inventory is presented net of an allowance for obsolescence of $1,159 (raw material $80 and work in process $1,079), and $1,157 (raw material $50 and work in process $1,107) at August 24, 2012 and February 24, 2012, respectively.

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

Due to the Company’s accumulated deficit as of February 24, 2012, all dividends accruing through this date for the Series D and Series E Preferred Stock issuances have been recorded in the accompanying financial statements as a reduction in additional paid-in capital.  As of August 24, 2012, the Company entered into a position of retained earnings; thus, all $1,104 in dividends accrued for during the 2013 first half have been recorded as a reduction to retained earnings.

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

Interest Payment

On October 6, 2010, the Company issued to Lenfest 231 shares of Series D Preferred Stock with a stated value of $1,000 per share in payment of $231 of interest due under the Lenfest Pledge Agreement for the period July 2, 2009 through August 27, 2010.  The 231 shares have a conversion price per share equal to $3.02 equaling the average closing price of the Company’s Common Stock during the 120 days preceding the issuance of such shares, and would convert into 76,490 shares of the Company’s Common Stock.  As of August 24, 2012, $400 of interest has been accrued for the period August 28, 2010 through August 24, 2012.

Preferred Stock Dividends

As of August 24, 2012, the Series D Preferred Stock totaled $386 and was convertible into 225,091 shares of the Company’s Common Stock.  All Series D Preferred Stock dividends accruing through August 24, 2012 will be paid in October 2012.

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

As of August 24, 2012, the Series E Preferred Stock totaled $21,741 and was convertible into 10,870,391 shares of the Company’s Common Stock.  All Series E Preferred Stock dividends accruing through August 24, 2012 will be paid in October 2012.

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

The Company recorded a loan origination deferred charge associated with these warrants of $487 using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 91.9%; risk-free interest rate of 0.49%; and an expected life of seven years.  As of August 24, 2012, the unamortized balance of the deferred charge was $85.

As of August 24, 2012, the Company’s availability under the PNC Credit Agreement was $5,005.  This reflected cash borrowing under the PNC Credit Agreement of $14,043 and outstanding letters of credit of approximately $952.  Amounts borrowed under the PNC Credit Agreement can be borrowed, repaid, and reborrowed from time-to-time until June 30, 2013, and bears interest at either the prime rate plus 0.50 percentage points or the London Interbank Offered Rate (“LIBOR”) plus 2.50 percentage points.  Additionally, ETC is obligated to pay a fee of 0.125% per year for unused but available funds under the line of credit.

The PNC Credit Agreement has the following financial covenants: (i) a Consolidated Tangible Net Worth covenant, for which the Company must maintain a minimum Consolidated Tangible Net Worth of at least $10,000 and (ii) an EBITDA covenant for which the Company must maintain a minimum cumulative aggregate Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) of $4,000 for the fiscal quarter then ending and the three preceding fiscal quarters.  The Company is in compliance with these financial covenants as of August 24, 2012.

Financial Restructuring

On September 28, 2012, the Company announced a financial restructuring agreement that will reduce its annual net cash payments for dividends and interest by approximately $1,500, and reduce the number of participating preferred shares equivalent to 5,032,091 shares of Common Stock.  As part of the financial restructuring, the Company’s revolving line of credit with PNC Bank was reduced from $20,000 to $15,000, with the expiration date extended to October 31, 2015.  PNC Bank also provided to the Company a five-year term loan of $15,000, which will expire on September 28, 2017.  For further details, see Note 9 to the Consolidated Financial Statements.

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

ETC-PZL Line of Credit Agreement

ETC-PZL has a line of credit in the amount of $175 with a Warsaw bank to fund current activity.  The line of credit will expire in July 2013.  As of August 24, 2012, there were no outstanding borrowings under this line of credit.

Summary of Long-Term Debt Obligations

Long-term debt obligations at August 24, 2012 and February 24, 2012 consist of the following:

	August 24, 2012	February 24, 2012
	(unaudited)

Note payable to bank	$14,043	$16,716
Equipment lease	-	8
Total long-term debt obligations	14,043	16,724
Less: current portion of long-term debt obligations	-	(8)
Total long-term debt obligations, less current portion	$14,043	$16,716

6. Income Taxes

Effective tax rates were 43.4% and 38.4% for the 2013 second quarter and the 2012 second quarter, respectively.  Effective tax rates were 40.2% and 38.2% for the 2013 first half and the 2012 first half, respectively.  Income tax provisions of $994 and $952 were recorded in the 2013 second quarter and the 2012 second quarter, respectively.  Income tax provisions of $2,008 and $1,944 were recorded in the 2013 first half and the 2012 first half, respectively.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year.  The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense.

As of August 24, 2012, the Company had approximately $18.4 million of federal net loss carryforwards available to offset future income tax liabilities, which begin to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

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

Aerospace encompasses the design, manufacture, and sale of; (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight, (2) altitude (hypobaric) chambers; (3) hyperbaric (100% oxygen) chambers for multiple persons (multiplace chambers); and (4) ADMS, as well as integrated logistics support for customers who purchase these products.  These products and services provide customers with an offering of comprehensive solutions for improved readiness and reduced operational costs.

CIS encompasses the design, manufacture, and sale of; (1) steam and gas (ethylene oxide) sterilizers; (2) environmental testing and simulation devices for the automotive industry; and (3) hyperbaric (100% oxygen) chambers for one person (monoplace chambers), as well as parts and service support.

The following unaudited segment information reflects the accrual basis of accounting.

Thirteen weeks ended August 24, 2012:	Aerospace	CIS	Corporate	Company Total

Net sales	$11,140	$5,362	$-	$16,502
Interest expense, net	156	75	-	231
Depreciation and amortization	282	164	15	461
Operating income (loss)	1,688	1,452	(679)	2,461
Provision for income taxes	-	-	994	994
Identifiable assets	38,912	7,967	17,670	64,549
Expenditures for segment assets	239	24	25	288

Thirteen weeks ended August 26, 2011:

Net sales	$12,469	$3,382	$-	$15,851
Interest expense, net	163	44	-	207
Depreciation and amortization	322	84	12	418
Operating income (loss)	2,479	810	(630)	2,659
Provision for income taxes	-	-	952	952
Identifiable assets	34,511	9,696	19,975	64,182
Expenditures for segment assets	519	89	91	699

Reconciliation to consolidated net income attributable to	Thirteen weeks ended
Environmental Tectonics Corporation:	August 24, 2012	August 26, 2011
Operating income	$2,461	$2,659
Interest expense, net	(231)	(207)
Other income (expense), net	61	24
Provision for income taxes	(994)	(952)
Loss (gain) attributable to non-controlling interest	1	(2)
Net income attributable to Environmental Tectonics Corporation	$1,298	$1,522

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

8. Segment Information (unaudited) (continued)

Twenty-six weeks ended August 24, 2012:	Aerospace	CIS	Corporate	Company Total

Net sales	$21,617	$10,955	$-	$32,572
Interest expense, net	295	150	-	445
Depreciation and amortization	580	306	28	914
Operating income (loss)	4,012	2,667	(1,303)	5,376
Provision for income taxes	-	-	2,008	2,008
Identifiable assets	38,912	7,967	17,670	64,549
Expenditures for segment assets	649	50	92	791

Twenty-six weeks ended August 26, 2011:

Net sales	$24,561	$7,564	$-	$32,125
Interest expense, net	274	83	-	357
Depreciation and amortization	585	173	12	770
Operating income (loss)	4,952	2,048	(1,466)	5,534
Provision for income taxes	-	-	1,944	1,944
Identifiable assets	34,511	9,696	19,975	64,182
Expenditures for segment assets	818	181	91	1,090

Reconciliation to consolidated net income attributable to	Twenty-six weeks ended
Environmental Tectonics Corporation:	August 24, 2012	August 26, 2011
Operating income	$5,376	$5,534
Interest expense, net	(445)	(357)
Other income (expense), net	64	(84)
Provision for income taxes	(2,008)	(1,944)
Loss (gain) attributable to non-controlling interest	6	(18)
Net income attributable to Environmental Tectonics Corporation	$2,993	$3,131

Approximately 62.2% of net sales in the 2013 second quarter, totaling $10,259, were made to the U.S. Government under three contracts, to one Domestic commercial customer, and to one International customer.  Approximately 68.1% of net sales in the 2012 second quarter, totaling $10,796, were made to the U.S. Government under three contracts, one Domestic commercial customer, and to one International customer.

The segment information for the 2013 second quarter includes export sales of $4,772, including sales to the Korean government of $2,632.  The segment information for the 2012 second quarter includes export sales of $4,611, including sales to the Korean government of $1,846.

Approximately 62.4% of net sales in the 2013 first half, totaling $20,312, were made to the U.S. Government under three contracts, to one Domestic commercial customer, and to one International customer.  Approximately 68.5% of net sales in the 2012 first half, totaling $22,016, were made to the U.S. Government under three contracts, one Domestic commercial customer, and to one International customer.

The segment information for the 2013 first half includes export sales of $8,973, including sales to the Korean government of $4,564.  The segment information for the 2012 first half includes export sales of $8,978, including sales to the Korean government of $3,904.

As of both August 24, 2012 and August 26, 2011, substantially all of the Company’s long-lived assets were located in the United States.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

9.  Subsequent Events

On September 28, 2012, the Company announced a financial restructuring agreement that will reduce its annual net cash payments for dividends and interest by approximately $1,500, and reduce the number of participating preferred shares equivalent to 5,032,091 shares of Common Stock.  As part of the financial restructuring, the Company’s revolving line of credit with PNC Bank was reduced from $20,000 to $15,000, with the expiration date extended to October 31, 2015.  The interest rate on the PNC line of credit will remain unchanged.  PNC Bank also provided to the Company a five-year term loan of $15,000, which will expire on September 28, 2017.  The Company utilized $10,000 of the proceeds from the term loan to repurchase and retire 10,000 shares of 10% Preferred Stock, equivalent to 5,032,091 shares of Common Stock.  The revolving line of credit will no longer be guaranteed by H.F. Lenfest, a major shareholder and member of our Board of Directors, and will instead be secured by substantially all of the Company’s assets.  Mr. Lenfest will provide a guarantee on the new $15,000 term loan for a period of thirty months, after which his guarantee will be removed.  In addition, dividends on the remaining Series E Preferred Stock will be reduced from ten percent (10%) to four percent (4%), subject to shareholder approval.

Other than the disclosures above, we did not identify any other events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

References to 2013 second quarter are references to the thirteen week period ended August 24, 2012.  References to 2012 second quarter are references to the thirteen week period ended August 26, 2011.  References to 2013 first half are references to the twenty-six week period ended August 24, 2012.  References to 2012 first half are references to the twenty-six week period ended August 26, 2011.  References to fiscal 2013 or the 2013 fiscal year are references to the fifty-two week period ending February 22, 2013.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ended February 24, 2012.

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

Aerospace encompasses the design, manufacture, and sale of; (1) software driven products and services used to create and monitor the physiological effects of flight, including high performance jet tactical flight simulation, upset recovery and spatial disorientation, and both suborbital and orbital commercial human spaceflight; collectively, Aircrew Training Systems (“ATS”), (2) altitude (hypobaric) chambers, (3) hyperbaric (100% oxygen) chambers for multiple persons (multiplace chambers); and (4) ADMS, as well as integrated logistics support for customers who purchase these products.  These products and services provide customers with an offering of comprehensive solutions for improved readiness and reduced operational costs.

CIS encompasses the design, manufacture, and sale of; (1) steam and gas (ethylene oxide) sterilizers; (2) environmental testing and simulation devices; and (3) hyperbaric (100% oxygen) chambers for one person (monoplace chambers), as well as parts and service support.

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

In the Aerospace segment, we offer integrated aircrew training services to commercial, governmental, and military defense agencies, and training devices to governmental and military defense agencies both in the United States and internationally.  We sell our multiplace hyperbaric chambers to the military.  We sell our disaster management simulation training and products to fire and emergency training schools, and to state and local governments.

In the CIS segment, we sell our sterilizers to pharmaceutical and medical device manufacturers.  We sell our environmental testing systems primarily to commercial automobile manufacturers and heating, ventilation and air conditioning (HVAC) manufacturers.  We sell our monoplace hyperbaric chambers to hospitals and clinics.  We also provide upgrade, maintenance, and repair services for our products and for products manufactured by other parties.

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

The following factors had an impact on our financial performance, cash flow, and financial position for the 2013 first half:

•	Production under U.S. Government contracts

The Base Realignment and Closure (BRAC) Act passed by Congress in 2005 mandated base closures and consolidations through all the U.S. defense services.  As a result of this Act, we were awarded three major contracts for pilot training simulators.  Our fiscal 2013 opening backlog of firm orders included approximately $39.0 million for three significant contracts including one from the U.S. Navy for a research disorientation device and two from the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers.  As a result of engineering and production activity on these three contracts beginning to wind down, sales to the U.S. Government decreased by $3.0 million or 18.5% during the 2013 first half compared to the 2012 first half.  Although at the current time we still have a significant sales backlog with the U.S. Government for equipment being procured under the BRAC Act, given the current domestic economic conditions and political environment, it should not be assumed that any additional contracts will be awarded to us.

•	Provisions for income taxes

During fiscal 2012, an income tax provision of $2.6 million was recorded in our Consolidated Statement of Income and Comprehensive Income.  This provision primarily reflected the realization of the Company’s federal net loss carryforwards.  During the 2013 first half, an income tax provision of $2.0 million was recorded in our Consolidated Statement of Income and Comprehensive Income.  As of August 24, 2012, the Company had approximately $18.4 million of federal net loss carryforwards available to offset future income tax liabilities.

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

Index

Results of Operations

Thirteen weeks ended August 24, 2012 compared to thirteen weeks ended August 26, 2011

We have historically experienced significant variability in our quarterly revenue, earnings, and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results (amounts in thousands) (unaudited)
	Thirteen weeks ended		Variance	Variance
	August 24, 2012	August 26, 2011	$	%
Net sales:
Domestic	$4,988	$2,756	$2,232	81.0
U.S. Government	6,742	8,484	(1,742)	(20.5)
International	4,772	4,611	161	3.5
Total net sales	16,502	15,851	651	4.1

Gross profit	6,097	5,919	178	3.0

Selling and marketing expenses	1,277	1,336	(59)	(4.4)
General and administrative expenses	2,022	1,788	234	13.1
Research and development expenses	337	136	201	147.8
Operating income	2,461	2,659	(198)	(7.4)
Interest expense, net	231	207	24	11.6
Other (income) expense, net	(61)	(24)	(37)	(154.2)
Income before income taxes	2,291	2,476	(185)	(7.5)
Provision for income taxes	994	952	42	4.4
Loss (gain) attributable to non-controlling interest	1	(2)	3	150.0
Net income attributable to ETC	$1,298	$1,522	$(224)	(14.7)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.05	$0.05	$-
Undistributed earnings per share:
Common	$0.04	$0.05	$(0.01)
Preferred	$0.04	$0.05	$(0.01)

Diluted earnings per share	$0.04	$0.05	$(0.01)

Net Income Attributable To ETC

Net income attributable to ETC was $1.3 million, or $0.04 diluted earnings per share, in the 2013 second quarter, compared to $1.5 million or $0.05 diluted earnings per share, during the 2012 second quarter, representing a decrease of $224 thousand, or 14.7%.  This decrease reflects a decrease in income before income taxes of $185 thousand, a result of a $178 thousand increase in gross profit, which was more than offset by a $376 thousand increase in operating expenses.

Index

Net Sales

The following schedule presents the Company’s unaudited net sales by segment, business unit, and geographic area (amounts in thousands):

	Thirteen weeks ended August 24, 2012				Thirteen weeks ended August 26, 2011
	Domestic	U.S. Gov’t	International	Total	Domestic	U.S. Gov’t	International	Total
Aerospace Solutions
ATS	$199	$2,471	$3,221	$5,891	$110	$6,114	$2,454	$8,678
Chambers	-	4,271	328	4,599	-	2,370	210	2,580
Simulation	200	-	56	256	460	-	106	566
ETC-PZL and other	85	-	309	394	15	-	630	645
Subtotal	484	6,742	3,914	11,140	585	8,484	3,400	12,469

Commercial/Industrial Systems
Environmental	1,031	-	479	1,510	95	-	86	181
Sterilizers	2,382	-	41	2,423	1,502	-	-	1,502
Hyperbaric	458	-	274	732	4	-	1,081	1,085
Service and spares	633	-	64	697	570	-	44	614
Subtotal	4,504	-	858	5,362	2,171	-	1,211	3,382
Total net sales	$4,988	$6,742	$4,772	$16,502	$2,756	$8,484	$4,611	$15,851

Net sales for the 2013 second quarter were $16.5 million, an increase of $0.6 million, or 4.1%, compared to 2012 second quarter net sales of $15.9 million.  The increase reflects increased sales to Domestic customers, offset in part, by decreased sales to the U.S. Government.

Domestic Sales

Domestic sales in the 2013 second quarter were $5.0 million, an increase of $2.2 million, or 81.0%, over 2012 second quarter sales of $2.8 million.  The increase in Domestic sales is due primarily to an increase in Environmental, Sterilizer, and Hyperbaric sales within the CIS segment.  Domestic sales represented 30.2% of the Company’s total net sales in the 2013 second quarter compared to 17.4% of the Company’s total net sales in the 2012 second quarter.

U.S. Government Sales

U.S. Government sales in the 2013 second quarter were $6.7 million, a decrease of $1.8 million, or 20.5%, compared to 2012 second quarter sales of $8.5 million, and represented 40.9% of total net sales in the 2013 second quarter compared to 53.5% for the 2012 second quarter.  This decrease is the result of lower ATS sales, offset in part, by an increase in sales related to a suite of research altitude chambers.  Given the existing progress made on U.S. Government sales contracts in the Company’s backlog, the Company anticipates the concentration of sales to the U.S. Government will continue to lessen in fiscal 2013.

International Sales

International sales for the 2013 second quarter, including those of the Company’s foreign subsidiaries, were $4.8 million compared to $4.6 million in the 2012 second quarter, an increase of $0.2 million, or 3.5%, and represented 28.9% of total net sales in the 2013 second quarter compared to 29.1% in the 2012 second quarter.  The increase in International sales reflects an increase in ATS sales, offset in part, by a decrease in Hyperbaric sales.  International sales in the 2013 second quarter included $2.6 million in sales to the Korean government.  International sales in the 2012 second quarter included $1.8 million in sales to the Korean government.

Gross Profit

Gross profit for the 2013 second quarter was $6.1 million as compared to $5.9 million in the 2012 second quarter, an increase of $0.2 million, or 3.0%.  The increase in gross profit was a result of an increase in net sales; however, gross profit margin as a percentage of net sales decreased slightly to 36.9% in the 2013 second quarter from 37.3% in the 2012 second quarter.

Index

Selling and Marketing Expenses

Selling and marketing expenses for the 2013 second quarter of $1.3 million remained unchanged compared to the 2012 second quarter.  As a percentage of net sales, selling and marketing expenses decreased to 7.7% in the 2013 second quarter from 8.4% in the 2012 second quarter.  Although the dollar amount of selling and marketing expenses did not change, there was a decrease in commission generating revenue in the 2013 second quarter compared to the 2012 second quarter; thus, commission expense as a percentage of net sales was lower in the 2013 second quarter compared to the 2012 second quarter.

General and Administrative Expenses

General and administrative expenses for the 2013 second quarter were $2.0 million, an increase of $0.2 million, or 13.1%, compared to $1.8 million for the 2012 second quarter.  As a percentage of net sales, general and administrative expenses increased to 12.3% in the 2013 second quarter from 11.3% in the 2012 second quarter.  The increase is primarily the result of an increase in domestic salary expenses and expenses related to ETC-PZL, offset in part, by a decrease in consulting expenses.

Research and Development Expenses

Research and development expenses include spending for potential new products and technologies, and internationally, work performed under government grant programs.  This spending, net of grant payments from the Polish and Turkish governments, totaled $0.3 million for the 2013 second quarter compared to $0.1 million for the 2012 second quarter, an increase of $0.2 million.  The increase was a result of less research and development employees being assigned to specific contracts; thus, expenses related to these employees were included in research and development expenses in the 2013 second quarter.  Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.  As a percentage of sales, research and development expenses were 2.0% in the 2013 second quarter compared to 0.9% in the 2012 second quarter.

Operating Income

Operating income decreased by $0.2 million, or 7.4%, to $2.5 million for the 2013 second quarter compared to $2.7 million in the 2012 second quarter.  Operating income as a percentage of net sales decreased to 14.9% from 16.8% in the 2012 second quarter.  On a segment basis, Aerospace had operating income of $1.7 million for the 2013 second quarter, a $0.8 million decrease from operating income of $2.5 million in the 2012 second quarter.  CIS had operating income of $1.5 million in the 2013 second quarter, a $0.7 million increase from operating income of $0.8 million in the 2012 second quarter.  These segment operating results were offset, in part, by unallocated corporate expenses of $0.7 million and $0.6 million in the 2013 second quarter and the 2012 second quarter, respectively.

Interest Expense, Net

Interest expense, net, for the 2013 second quarter was $231 thousand compared to $207 thousand in the 2012 second quarter, representing a higher level of bank borrowing as a result of cash used in operations through the better part of the 2013 second quarter, primarily for costs and estimated earnings in excess of billings on uncompleted long-term contracts.

Other (Income) Expense, Net

Other income, net for the 2013 second quarter was $61 thousand compared to other income, net of $24 thousand in the 2012 second quarter, an increase of $37 thousand.  Other (income) expense, net consists primarily of bank and letter of credit fees, as well as foreign currency exchange gains and losses.

Income Taxes

As of August 24, 2012, the Company reviewed the components of its deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating to its federal net operating loss carryforwards.  The Company has a net deferred tax asset related primarily to its federal net operating loss carryforwards of $6.5 million.  Income tax provisions of $1.0 million were recorded in both the 2013 second quarter and the 2012 second quarter.

As of August 24, 2012, the Company had approximately $18.4 million of federal net loss carryforwards available to offset future income tax liabilities, which begin to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Index

Twenty-six weeks ended August 24, 2012 compared to twenty-six weeks ended August 26, 2011

We have historically experienced significant variability in our quarterly revenue, earnings, and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results (amounts in thousands) (unaudited)
	Twenty-six weeks ended		Variance	Variance
	August 24, 2012	August 26, 2011	$	%
Net sales:
Domestic	$10,469	$7,030	$3,439	48.9
U.S. Government	13,130	16,117	(2,987)	(18.5)
International	8,973	8,978	(5)	(0.1)
Total net sales	32,572	32,125	447	1.4

Gross profit	12,545	12,417	128	1.0

Selling and marketing expenses	2,617	2,627	(10)	(0.4)
General and administrative expenses	3,905	3,875	30	0.8
Research and development expenses	647	381	266	69.8
Operating income	5,376	5,534	(158)	(2.9)
Interest expense, net	445	357	88	24.6
Other (income) expense, net	(64)	84	(148)	(176.2)
Income before income taxes	4,995	5,093	(98)	(1.9)
Provision for income taxes	2,008	1,944	64	3.3
Loss (gain) attributable to non-controlling interest	6	(18)	24	(133.3)
Net income attributable to ETC	$2,993	$3,131	$(138)	(4.4)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.10	$0.10	$-
Undistributed earnings per share:
Common	$0.09	$0.10	$(0.01)
Preferred	$0.09	$0.10	$(0.01)

Diluted earnings per share	$0.09	$0.10	$(0.01)

Net Income Attributable To ETC

Net income attributable to ETC was $3.0 million, or $0.09 diluted earnings per share, in the 2013 first half, compared to $3.1 million or $0.10 diluted earnings per share, during the 2012 first half, representing a decrease of $138 thousand, or 4.4%.  This decrease reflects a decrease in operating income of $158 thousand, a result of a $128 thousand increase in gross profit, which was more than offset by a $286 thousand increase in operating expenses.

Index

Net Sales

The following schedule presents the Company’s unaudited net sales by segment, business unit, and geographic area (amounts in thousands):

	Twenty-six weeks ended August 24, 2012				Twenty-six weeks ended August 26, 2011
	Domestic	U.S. Gov’t	International	Total	Domestic	U.S. Gov’t	International	Total
Aerospace Solutions
ATS	$248	$5,550	$6,414	$12,212	$501	$12,521	$5,098	$18,120
Chambers	-	7,580	573	8,153	-	3,596	904	4,500
Simulation	211	-	137	348	765	-	233	998
ETC-PZL and other	191	-	713	904	46	-	896	942
Subtotal	650	13,130	7,837	21,617	1,312	16,117	7,131	24,560

Commercial/Industrial Systems
Environmental	1,573	-	482	2,055	231	-	86	317
Sterilizers	6,181	-	41	6,222	3,651	-	57	3,708
Hyperbaric	951	-	549	1,500	672	-	1,611	2,283
Service and spares	1,114	-	64	1,178	1,164	-	93	1,257
Subtotal	9,819	-	1,136	10,955	5,718	-	1,847	7,565
Total net sales	$10,469	$13,130	$8,973	$32,572	$7,030	$16,117	$8,978	$32,125

Net sales for the 2013 first half were $32.6 million, an increase of $0.5 million, or 1.4%, compared to 2012 first half net sales of $32.1 million.  The increase reflects increased sales to Domestic customers, offset in part, by decreased sales to the U.S. Government.

Domestic Sales

Domestic sales in the 2013 first half were $10.5 million, an increase of $3.5 million, or 48.9%, over 2012 first half sales of $7.0 million.  The increase in Domestic sales is due primarily to an increase in Environmental and Sterilizer sales within the CIS segment, offset in part, by a decrease in Simulation sales.  Domestic sales represented 32.1% of the Company’s total net sales in the 2013 first half compared to 21.9% of the Company’s total net sales in the 2012 first half.

U.S. Government Sales

U.S. Government sales in the 2013 first half were $13.1 million, a decrease of $3.0 million, or 18.5%, compared to 2012 first half sales of $16.1 million, and represented 40.3% of total net sales in the 2013 first half compared to 50.2% for the 2012 first half.  This decrease is the result of lower ATS sales, offset in part, by an increase in sales related to a suite of research altitude chambers.  Given the existing progress made on U.S. Government sales contracts in the Company’s backlog, the Company anticipates the concentration of sales to the U.S. Government will continue to lessen in fiscal 2013.

International Sales

International sales for the 2013 first half, including those of the Company’s foreign subsidiaries, of $9.0 million remained unchanged compared to the 2012 first half, and represented 27.5% of total net sales in the 2013 first half compared to 27.9% in the 2012 first half.  Although the dollar amount of International sales did not change, there was an increase in ATS and Environmental sales, offset in part, by a decrease in Hyperbaric sales.  International sales in the 2013 first half included $4.6 million in sales to the Korean government.  International sales in the 2012 first half included $3.9 million in sales to the Korean government.

Gross Profit

Gross profit for the 2013 first half was $12.5 million compared to $12.4 million in the 2012 first half, an increase of $0.1 million, or 1.0%.  The increase in gross profit was a result of an increase in net sales; however, gross profit margin as a percentage of net sales decreased slightly to 38.5% in the 2013 first half from 38.7% in the 2012 first half.

Index

Selling and Marketing Expenses

Selling and marketing expenses for the 2013 first half of $2.6 million remained unchanged compared to the 2012 first half.  As a percentage of net sales, selling and marketing expenses decreased to 8.0% in the 2013 first half from 8.2% in the 2012 first half.  Although the dollar amount of selling and marketing expenses did not change, there was a decrease in commission generating revenue in the 2013 first half compared to the 2012 first half; thus, commission expense as a percentage of net sales was lower in the 2013 first half compared to the 2012 first half.

General and Administrative Expenses

General and administrative expenses for the 2013 first half of $3.9 million remained unchanged compared to the 2012 first half.  As a percentage of net sales, general and administrative expenses decreased to 12.0% in the 2013 first half from 12.1% in the 2012 first half.  Although the dollar amount of general and administrative expenses did not change, there was an increase in domestic salary expenses and expenses related to ETC-PZL and ETC-Europe, offset by a decrease in consulting expenses and the absence of a one-time charge to vacation expense in the 2012 first half.

Research and Development Expenses

Research and development expenses include spending for potential new products and technologies, and internationally, work performed under government grant programs.  This spending, net of grant payments from the Polish and Turkish governments, totaled $0.6 million for the 2013 first half compared to $0.4 million for the 2012 first half, an increase of $0.2 million, or 69.8%.  The increase was a result of less research and development employees being assigned to specific contracts; thus, expenses related to these employees were included in research and development expenses in the 2013 first half.  Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.  As a percentage of sales, research and development expenses were 2.0% in the 2013 first half compared to 1.2% in the 2012 first half.

Operating Income

Operating income decreased by $0.1 million, or 2.9%, to $5.4 million for the 2013 first half compared to $5.5 million in the 2012 first half.  Operating income as a percentage of net sales decreased to 16.5% from 17.2% in the 2012 first half.  On a segment basis, Aerospace had operating income of $4.0 million for the 2013 first half, a $1.0 million decrease from operating income of $5.0 million in the 2012 first half.  CIS had operating income of $2.7 million in the 2013 first half, a $0.7 million increase from operating income of $2.0 million in the 2012 first half.  These segment operating results were offset, in part, by unallocated corporate expenses of $1.3 million and $1.5 million in the 2013 first half and the 2012 first half, respectively.

Interest Expense, Net

Interest expense, net, for the 2013 first half was $445 thousand as compared to $357 thousand in the 2012 first half, representing a higher level of bank borrowing as a result of cash used in operations through the better part of the 2013 first half, primarily for costs and estimated earnings in excess of billings on uncompleted long-term contracts.

Other (Income) Expense, Net

Other income, net for the 2013 first half was $64 thousand compared to other expense, net of $84 thousand in the 2012 first half, a difference of $148 thousand.  Other (income) expense, net consists primarily of bank and letter of credit fees, as well as foreign currency exchange gains and losses.

Income Taxes

As of August 24, 2012, the Company reviewed the components of its deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating to its federal net operating loss carryforwards.  The Company has a net deferred tax asset related primarily to its federal net operating loss carryforwards of $6.5 million.  Income tax provisions of $2.0 million and $1.9 million were recorded in the 2013 first half and the 2012 first half, respectively.

As of August 24, 2012, the Company had approximately $18.4 million of federal net loss carryforwards available to offset future income tax liabilities, which begin to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Index

Liquidity and Capital Resources

As a result of collections pertaining to several of our long-term contracts as they begin to wind down, the Company reduced the amount outstanding on its line of credit during the 2013 first half.  The Company’s availability under its line of credit with PNC Bank at August 24, 2012 was $5.0 million.  The Company expects the availability to continue increasing as several of our long-term contracts with back loaded cash receipts continue to wind down.  Working capital, or current assets less current liabilities, was $28.9 million at August 24, 2012 compared with $27.8 million at February 24, 2012.  The increase in working capital was primarily the result of an increase in costs and estimated earnings in excess of billings on uncompleted long-term contracts, which will reduce upon the achievement of certain milestones, as well as a decrease in billings in excess of costs and estimated earnings on uncompleted long-term contracts.  The Company’s current ratio, current assets divided by current liabilities, improved to 2.6:1 at August 24, 2012 from 2.4:1 at February 24, 2012.

With unused availability under the PNC Bank line of credit, the Company’s ability to generate cash from operations, and the Company’s expectation of extending the expiration date of the PNC Bank line of credit, the Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures, and debt repayment obligations for the twelve months subsequent to August 24, 2012.

The schedule below presents the Company’s available borrowings under its existing credit facilities (amounts in thousands):

	As of August 24, 2012			As of February 24, 2012
Credit facility*	Total Facility	Amount Borrowed	Amount Available**	Total Facility	Amount Borrowed	Amount Available**

PNC Bank line of credit	$20,000	$14,043	$5,005	$20,000	$16,716	$2,502
Dedicated line of credit	5,422	5,422	-	5,422	5,422	-
ETC-PZL line of credit	175	-	175	-	-	-
Total	$25,597	$19,465	$5,180	$25,422	$22,138	$2,502

*See Note 5 to the Consolidated Financial Statements, entitled Long-Term Obligations and Credit Arrangements, in this quarterly report on Form 10-Q.

** Amount available takes into account letters of credit outstanding against the PNC Bank line of credit of $952 thousand and $782 thousand as of August 24, 2012 and February 24, 2012, respectively.

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

During the 2013 first half, as a result of collections pertaining to several of our long-term contracts as they begin to wind down, the Company generated $4.3 million of cash from operating activities compared to cash used in operating activities of $3.8 million in the 2012 first half.  The aforementioned generation of cash was offset, in part, by cash utilized for the increase in costs and estimated earnings in excess of billings and the decrease in billings in excess of costs and estimated earnings on uncompleted long-term percentage of completion (“POC”) contracts.  Under POC revenue recognition, these accounts represent the timing differences of spending on production activities versus collecting on long-term contracts.

Cash flows from investing activities

Cash used for investing activities primarily relates to funds used for capital expenditures in equipment and software development.  The Company’s investing activities used $0.8 million in the 2013 first half, and consisted primarily of costs for the acquisition of computer equipment and the manufacturing of demonstration simulators for our NASTAR Center, coupled with software enhancements for our Advanced Tactical Fighter Systems technology and Hyperbaric products.  This is comparable to cash used in investing activities of $1.1 million in the 2012 first half.

Cash flows from financing activities

The Company’s financing activities used $3.9 million of cash in the 2013 first half.  This primarily reflected repayments under the Company’s PNC Bank line of credit and dividends paid on Preferred Stock.  In the 2012 first half, net cash provided by financing activities totaled $8.2 million, primarily for borrowings under the line of credit, offset in part, by dividends paid on Preferred Stock.

Index

Outlook

On September 28, 2012, the Company announced a financial restructuring agreement that will reduce its annual net cash payments for dividends and interest by approximately $1.5 million, and reduce the number of participating preferred shares in the amount equating to 5,032,091 shares of Common Stock; as a result, positively impacting the Company’s earnings.  As part of the financial restructuring, the Company’s revolving line of credit with PNC Bank was reduced from $20 million to $15 million, with the expiration date extended to October 31, 2015.  The interest rate on the PNC line of credit will remain unchanged.  PNC Bank also provided to the Company a five-year term loan of $15 million, which will expire on September 28, 2017.  The Company utilized $10 million of the proceeds from the term loan to repurchase and retire 10,000 shares of 10% Preferred Stock, equivalent to 5,032,091 shares of Common Stock.  The revolving line of credit will no longer be guaranteed by H.F. Lenfest, a major shareholder and member of our Board of Directors, and will instead be secured by substantially all of the Company’s assets.  Mr. Lenfest will provide a guarantee on the new $15 million term loan for a period of thirty months, after which his guarantee will be removed.  In addition, dividends on the remaining Series E Preferred Stock will be reduced from ten percent (10%) to four percent (4%), subject to shareholder approval.

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

At the end of each fiscal quarter in fiscal 2013, and through the term of the new PNC Bank credit facility, we expect to maintain, per bank covenant requirement, a minimum Consolidated Tangible Net Worth of $15.0 million, a maximum Operating Leverage Ratio (defined as Senior Funded Debt divided by EBITDA) of 3.25:1 (which will reduce to 3.00:1 at the end of the first fiscal year and 2.90:1 at the end of the second fiscal year and will remain at this level at all times thereafter), and a minimum Fixed Charge Coverage Ratio (defined as EBITDA divided by the sum of Current Maturities plus interest expense, cash taxes paid, dividends, and Unfunded Capital Expenditures) of 1.10:1.

Backlog

Below is a breakdown of the Company’s August 24, 2012 and February 24, 2012 sales backlog (unaudited – amounts in thousands except percentages):

August 24, 2012:
	Business segment
Geographic area	Aerospace	CIS	Total	%
Domestic	$852	$7,964	$8,816	14.0%
U.S. Government	26,141	-	26,141	41.6
International	25,455	2,424	27,879	44.4
Total	$52,448	$10,388	$62,836	100.0%
% of Total	83.5%	16.5%	100.0%

February 24, 2012:
	Business segment
Geographic area	Aerospace	CIS	Total	%
Domestic	$389	$12,102	$12,491	16.8%
U.S. Government	39,501	-	39,501	53.0
International	21,354	1,167	22,521	30.2
Total	$61,244	$13,269	$74,513	100.0%
% of Total	82.2%	17.8%	100.0%

Our sales backlog at August 24, 2012 and February 24, 2012 for work to be performed and revenue to be recognized under written agreements after such dates was $62.8 million and $74.5 million, respectively.  Of the August 24, 2012 sales backlog, approximately $12.4 million represents two International contracts for multiple aircrew training simulators.  Approximately 99.3% of the U.S. Government backlog relates to three contracts.

The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  A control system cannot provide absolute assurances, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at August 24, 2012 because of the material weakness in internal control over financial reporting related to (i) a foreign subsidiary not having a uniform centralized system for recording personnel time and retaining source data for certain contracts, and (ii) this subsidiary’s corporate governance structure, as more fully described in our Annual Report on Form 10-K for the 2012 fiscal year.  We performed additional analysis and other post-closing procedures with regard to this foreign subsidiary to provide reasonable assurance that our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended August 24, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fiscal quarter ended August 24, 2012, the Company reorganized the management composition of the foreign subsidiary so as to assist in the acculturation of the subsidiary into the Company’s organizational culture.

During the last two quarters of fiscal 2013, the Company expects to implement the following additional enhancements to its internal control over financial reporting that are designed to address the material weakness described in the Annual Report on Form 10-K for the 2012 fiscal year:

●	A uniform centralized system for recording personnel time will be implemented at the foreign subsidiary, and employees will be trained with respect to the system’s functionality.

●	The Company will issue a series of policies and procedures applicable to the foreign subsidiary, including but not limited to record retention, so as to improve the governance over the subsidiary.

●	On a quarterly basis, Company management will perform a detailed review of the recording of employee time, and the allocation of these personnel costs to the foreign subsidiary’s contracts.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

The following risk factor is an update to, and should be read in conjunction with, the risk factors in Item 1A - Risk Factors in our Annual Report on Form 10-K for the Fiscal Year ended February 24, 2012:

We derive a significant portion of our revenues from U.S. Government contracts, which are dependent on continued political support and funding.

Approximately 40.3% of our revenues for the 2013 first half were derived from U.S. Government contracts, and approximately 41.6% of our firm backlog as of August 24, 2012 is derived from U.S. Government contracts.  The Budget Control Act of 2011 commits the U.S. Government to reduce the federal deficit over ten years through caps on discretionary spending.  The Budget Control Act of 2011 also established a Congressional Joint Select Committee on Deficit Reduction (the “Super Committee”) responsible for identifying an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011.  With the failure of the Super Committee to produce a deficit reduction proposal by this deadline, “sequestration” was triggered, which calls for automatic spending cuts split between defense and non-defense programs beginning in 2013 and continuing over a ten-year period.  While Congress is discussing various options to prevent or defer sequestration, we cannot predict whether any such efforts will succeed.  While the impact of sequestration on our U.S. Government contracts, if any, is unknown, a funding delay or cancellation could have a material adverse impact on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

Number	Item
10.1
Loan Agreement, dated September 28, 2012, between Registrant and PNC Bank, with the Term Note and the Line of Credit Note (each as defined in such Loan Agreement) attached thereto as exhibits, which was filed on October 2, 2012 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.2	Security Agreement by the Registrant in favor of PNC Bank, dated as of September 28, 2012, which was filed on October 2, 2012 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.3	Pledge Agreement between the Registrant and PNC Bank, dated as of September 28, 2012, which was filed on October 2, 2012 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

10.4
Open-End Mortgage and Security Agreement by the Registrant in favor of PNC Bank, dated as of September 28, 2012, which was filed on October 2, 2012 as Exhibit 10.4 to Form 8-K and is incorporated herein by reference.

10.5
Third Amended and Restated Reimbursement Agreement for Letters of Credit between the Registrant and PNC Bank, dated as of September 28, 2012, which was filed on October 2, 2012 as Exhibit 10.5 to Form 8-K and is incorporated herein by reference.

10.6
Preferred Stock Repurchase and Financial Restructuring Agreement between the Registrant and H.F. Lenfest, dated September 28, 2012, which was filed on October 2, 2012 as Exhibit 10.6 to Form 8-K and is incorporated herein by reference.

10.7
Amended and Restated Guaranty Agreement, dated September 28, 2012, by H.F. Lenfest in favor of PNC Bank, which was filed on October 2, 2012 as Exhibit 10.7 to Form 8-K and is incorporated herein by reference.

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

ENVIRONMENTAL TECTONICS CORPORATION (Registrant)

Date: October 9, 2012	By:	/s/ William F. Mitchell
William F. Mitchell
President and Chief
Executive Officer
(Principal Executive Officer)

Date: October 9, 2012	By:	/s/ Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)