Form 10-Q
period 2012-11-23
ENVIRONMENTAL TECTONICS CORP
filed 2013-01-07
CIK 33113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2012

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

As of December 27, 2012, there were 9,157,741 shares of the registrant’s Common Stock issued and outstanding.

When used in this Quarterly Report on Form 10-Q, except where the context otherwise requires, the terms “we”, “us”, “our”, “ETC”, and the “Company” refer to Environmental Tectonics Corporation and its subsidiaries.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Environmental Tectonics Corporation
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(in thousands, except per share information)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Net sales	$15,148	$17,259	$47,720	$49,384
Cost of goods sold	8,657	11,606	28,684	31,314
Gross profit	6,491	5,653	19,036	18,070

Operating expenses:
Selling and marketing	1,508	1,386	4,125	4,013
General and administrative	2,038	2,060	5,943	5,935
Research and development	258	171	905	552
	3,804	3,617	10,973	10,500

Operating income	2,687	2,036	8,063	7,570

Other expenses:
Interest expense, net	319	195	764	552
Other expense, net	91	26	27	110
	410	221	791	662

Income before income taxes	2,277	1,815	7,272	6,908
Provision for income taxes	1,074	996	3,082	2,940

Net income	1,203	819	4,190	3,968
Income attributable to non-controlling interest	(25)	(10)	(19)	(28)

Net income attributable to Environmental Tectonics Corporation	$1,178	$809	$4,171	$3,940

Foreign currency translation adjustment and unrealized loss on cash flow hedge	(24)	(129)	31	(209)

Comprehensive income	$1,154	$680	$4,202	$3,731

Preferred Stock dividend	(286)	(552)	(1,390)	(1,656)

Income attributable to common and participating shareholders	$892	$257	$2,781	$2,284

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-	$-
Preferred	$0.04	$0.05	$0.14	$0.15

Undistributed earnings per share:
Common	$0.05	$0.01	$0.14	$0.11
Preferred	$0.05	$0.01	$0.14	$0.11

Diluted earnings per share	$0.05	$0.01	$0.14	$0.11

Basic weighted average common and participating shares:
Common weighted average number of shares	9,152	9,118	9,143	9,111
Participating preferred shares	7,999	11,095	10,063	11,095
Total basic weighted average common and participating shares	17,151	20,213	19,206	20,206

Diluted weighted average shares:
Basic weighted average common and participating shares	17,151	20,213	19,206	20,206
Dilutive effect of stock warrants and options	166	287	157	302
Total diluted weighted average shares	17,317	20,500	19,363	20,508

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Balance Sheets
(in thousands, except share information)

	November 23, 2012	February 24, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,227	$3,425
Restricted cash	6,160	6,000
Accounts receivable, net	14,327	10,695
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	17,884	18,766
Inventories, net	3,886	4,145
Deferred tax assets, current	3,804	4,170
Prepaid expenses and other current assets	1,805	830
Total current assets	50,093	48,031

Property, plant, and equipment, net	14,634	14,860
Capitalized software development costs, net	455	666
Deferred tax assets, non-current, net	1,726	4,190
Other assets	15	39
Total assets	$66,923	$67,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$3,000	$8
Accounts payable, trade	3,839	5,639
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	4,024	6,519
Customer deposits	2,778	3,425
Accrued taxes	361	148
Accrued interest and dividends	935	941
Other accrued liabilities, current	3,568	3,565
Total current liabilities	18,505	20,245

Long-term debt obligations, less current portion:
Credit facility payable to bank	12,985	16,716
Term loan	11,750	-
Total long-term debt obligations, less current portion	24,735	16,716

Other accrued liabilities, non-current	28	-

Total liabilities	43,268	36,961

Commitments and contingencies

Shareholders’ equity:
Cumulative convertible participating Preferred Stock, Series D, $0.05 par value, 11,000 shares authorized; 0 and 386 shares outstanding at November 23, 2012 and February 24, 2012, respectively	-	386
Cumulative convertible participating Preferred Stock, Series E, $0.05 par value, 25,000 shares authorized; 12,127 and 21,741 shares outstanding at November 23, 2012 and February 24, 2012, respectively	12,127	21,741
Common Stock, $0.05 par value, 50,000,000 shares authorized; 9,155,343 and 9,134,403 shares issued and outstanding at November 23, 2012 and February 24, 2012, respectively	457	456
Additional paid-in capital	9,890	9,892
Retained earnings (Accumulated deficit)	1,595	(1,186)
Accumulated other comprehensive loss	(474)	(505)
Total shareholders’ equity before non-controlling interest	23,595	30,784
Non-controlling interest	60	41
Total shareholders’ equity	23,655	30,825
Total liabilities and shareholders’ equity	$66,923	$67,786

The accompanying notes are an integral part of the consolidated financial statements.

Index

Environmental Tectonics Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Thirty-nine weeks ended
	November 23, 2012	November 25, 2011
Cash flows from operating activities:
Net income	$4,190	$3,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,375	1,256
Deferred tax assets	2,830	1,779
Increase in valuation allowance for deferred tax assets	-	343
Increase in allowances for accounts receivable and inventories, net	35	41
Accretion of loan origination deferred charge and deferred financing costs	141	130
Stock compensation expense	68	76
Changes in operating assets and liabilities:
Accounts receivable	(3,632)	(4,862)
Costs and estimated earnings in excess of billings on uncompleted long-term contracts	882	(8,480)
Inventories	224	(2,569)
Prepaid expenses and other assets	(1,056)	(131)
Accounts payable, trade	(1,800)	2,266
Billings in excess of costs and estimated earnings on uncompleted long-term contracts	(2,495)	(2,126)
Customer deposits	(647)	314
Accrued taxes	213	443
Accrued interest and dividends	(6)	157
Other accrued liabilities	3	(541)
Net cash provided by (used in) operating activities	325	(7,936)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(913)	(1,357)
Capitalized software development costs	(25)	(163)
Net cash used in investing activities	(938)	(1,520)

Cash flows from financing activities:
Proceeds from Term Loan	15,000	-
Repurchase of Preferred Stock	(10,000)	-
(Repayments) borrowings under line of credit	(3,731)	14,075
Payment of Preferred Stock dividends	(1,390)	(1,656)
Increase in restricted cash	(160)	(379)
Payments on the Term Loan and of other debt obligations	(258)	(250)
Payments of deferred financing and Preferred Stock repurchase costs	(136)	-
Issuance of Common Stock	31	37
Net cash (used in) provided by financing activities	(644)	11,827

Effect of exchange rate changes on cash	59	(209)
Net (decrease) increase in cash	(1,198)	2,162
Cash at beginning of period	3,425	1,423
Cash at end of period	$2,227	$3,585

Supplemental schedule of cash flow information:
Interest paid	$886	$278
Income taxes paid	$181	$631

Supplemental information on non-cash operating and investing activities:
Accrued dividends on Preferred Stock	$838	$552
Unrealized loss on cash flow hedge	$28	$-

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

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of ETC, our 95%-owned subsidiary, ETC-PZL Aerospace Industries SP. Z 0.0, (“ETC-PZL”), and our 99%-owned subsidiary, Environmental Tectonics Corporation (Europe) Limited (“ETC-Europe”).  The Company’s corporate headquarters and main production plant are located in Southampton, Pennsylvania, USA.  ETC-PZL manufactures simulators for our Aerospace segment and provides software to support our domestic products.  ETC-Europe functions as a sales office in the United Kingdom.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

References to 2013 third quarter are references to the thirteen week period ended November 23, 2012.  References to 2012 third quarter are references to the thirteen week period ended November 25, 2011.  References to 2013 first three quarters are references to the thirty-nine week period ended November 23, 2012.  References to 2012 first three quarters are references to the thirty-nine week period ended November 25, 2011.  References to fiscal 2013 or the 2013 fiscal year are references to the fifty-two week period ending February 22, 2013.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ended February 24, 2012.

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

2. Earnings per Share

The Company utilizes the two-class method for computing and presenting earnings per share.  The Company currently has authorized one class of common stock (the “Common Stock”) and two classes of cumulative participating preferred stock, Series D and Series E (the “Preferred Stock”).  Under its terms, the Preferred Stock is entitled to participate in any cash dividends on a one-for-one basis for the equivalent converted common shares if the Preferred Stock were to be converted by the holder by the dividend record date.  Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

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

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

At November 23, 2012, there was $12,127 of cumulative convertible participating Series E Preferred Stock convertible at an exercise price of $2.00 per share, equating to 6,063,321 shares of Common Stock, issued in July 2009.

At February 24, 2012, there was $22,127 of cumulative convertible participating Preferred Stock.  These instruments were convertible at exercise prices of:

●	Series D Preferred Stock of $55 at $0.94 per share, equating to 58,511 shares of Common Stock, issued in April 2009;
●	Series D Preferred Stock of $100 at $1.11 per share, equating to 90,090 shares of Common Stock, issued in July 2009;
●	Series D Preferred Stock of $231 at $3.02 per share, equating to 76,490 shares of Common Stock, issued in October 2010; and
●	Series E Preferred Stock of $21,741 at $2.00 per share, equating to 10,870,321 shares of Common Stock, issued in July 2009.

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

At November 23, 2012 and November 25, 2011, there were outstanding options to purchase the Company’s Common Stock totaling 240,921 and 270,921 shares at an average price of $4.26 and $4.35 per share, respectively.  Due to the conversion price of the Common Stock options, all 240,921 shares were excluded from the calculation of diluted earnings per share as of November 23, 2012 because the effect of their conversion would be antidulutive; likewise, all 270,921 shares were also excluded from the calculation of diluted earnings per share as of November 25, 2011.

3. Accounts Receivable

The components of accounts receivable are as follows:

	November 23, 2012	February 24, 2012
	(unaudited)
U.S. Government	$4,467	$4,305
U.S. Commercial	1,237	2,994
International	9,072	3,797
	14,777	11,095
Less: allowance for doubtful accounts	(450)	(400)
	$14,327	$10,695

4. Inventories

Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

	November 23, 2012	February 24, 2012
	(unaudited)

Raw materials	$122	$42
Work in process	3,764	4,103
	$3,886	$4,145

Inventory is presented net of an allowance for obsolescence of $1,142 (raw material $41 and work in process $1,101), and $1,157 (raw material $50 and work in process $1,107) at November 23, 2012 and February 24, 2012, respectively.

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

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

5. Long-Term Obligations and Credit Arrangements

2009 Lenfest Financing Transaction

On April 24, 2009, the Company entered into a transaction (the “2009 Lenfest Financing Transaction”) with H.F. Lenfest, a major shareholder and member of our Board of Directors (“Lenfest”), that provided for, among other things, the following:

(i)	a $7,500 credit facility provided by Lenfest to ETC (the “Lenfest Credit Facility”), which has expired;
(ii)
the exchange of the senior subordinated convertible promissory note in the original principal amount of $10,000 issued by ETC to Lenfest on February 18, 2003, together with all accrued interest and warrants issuable under the note, and all Series B Preferred Stock and Series C Preferred Stock held by Lenfest, together with all accrued dividends thereon, for a new class of preferred stock, Series E Preferred Stock, the terms of which are described below; and

(iii)
the guarantee by Lenfest of all of ETC’s obligations to PNC Bank, National Association (“PNC Bank”) in connection with an increase of the existing $15,000 revolving line of credit with PNC Bank (the “2007 PNC Credit Facility”) to $20,000, and in connection with this guarantee, the pledge by Lenfest to PNC Bank of $10,000 in marketable securities to secure ETC’s obligations to PNC Bank (the “Lenfest Pledge”).

2012 Financial Restructuring

On September 28, 2012, the Company entered into transactions (the “2012 Financial Restructuring”) that provided for, among other things, the following:

(i)
the Company’s credit facility with PNC Bank was reduced from $20,000 to $15,000 (the “Line of Credit”); however, the term of the Line of Credit was extended twenty-eight (28) months, from June 30, 2013 to October 31, 2015.

(ii)
PNC Bank provided to the Company a new five-year term loan of $15,000 (the “Term Loan”).  The Company used $10,000 of the proceeds from the Term Loan to repurchase and retire 10,000 shares of its Series D and Series E Preferred Stock owned by Lenfest at the stated price of $1,000 per share.  The remaining $5,000 was used to repay indebtedness currently outstanding to PNC Bank and to pay Lenfest $417 of interest due under the Lenfest Pledge, in cash, in lieu of Series D Preferred Stock.  The $10,000 in marketable securities associated with the Lenfest Pledge has been returned to Lenfest and the Lenfest Pledge has been terminated; therefore, as of November 23, 2012, no interest has been accrued for under the Lenfest Pledge.

(iii)
the Line of Credit is no longer guaranteed by Lenfest.  Instead, the Line of Credit and Term Loan are secured by substantially all of the Company’s assets.  In addition, the Term Loan is guaranteed by Lenfest for a period of thirty months, (i.e., until March 31, 2015), after which the guarantee will be removed.

(iv)
following the close of the transactions on September 28, 2012, the dividend rate on the Series D and Series E Preferred Stock was reduced from ten percent (10%) to four percent (4%), subject to approval of the Company’s Common Stock shareholders at the Company’s next Annual Meeting of Stockholders.

The material agreements providing for these transactions are described below:

Loan Agreement

Effective September 28, 2012, ETC and PNC Bank entered into a Loan Agreement, which included ETC executing a Term Loan Note and the Line of Credit Note (as defined below).  As set forth in the Loan Agreement, the Company’s Line of Credit was reduced from $20,000 to $15,000; however, the term of the Line of Credit was extended twenty-eight (28) months, from June 30, 2013 to October 31, 2015.  PNC Bank also provided to the Company a Term Loan of $15,000.  The Company used $10,000 of the proceeds from the Term Loan to repurchase and retire 10,000 shares of the Series D and Series E Preferred Stock owned by Lenfest, at the stated price of $1,000 per share (as described in more detail below under the heading “Preferred Stock Repurchase Agreement”).  The remaining $5,000 was used to repay indebtedness currently outstanding to PNC Bank and to pay Lenfest $417 of interest due under the Lenfest Pledge, in cash, in lieu of Series D Preferred Stock.

The Line of Credit is no longer guaranteed by Lenfest.  Instead both the Line of Credit and the Term Loan are secured by substantially all of the Company’s assets, including a mortgage on the Company’s headquarters in Southampton, Pennsylvania.

The Term Loan is guaranteed by Lenfest for a period of thirty months, (i.e., until March 31, 2015), after which the guarantee will be removed.  The Company’s obligation to repay the Term Loan is set forth in a Term Loan Note (the “Term Loan Note”).  The interest rate on the Term Loan Note will be based on the PNC LIBOR rate (currently 2.9610%) plus a margin of 2.25% to 2.75% depending on the Operating Leverage Ratio (currently 2.75%).

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

Borrowings under the Line of Credit will be available for working capital and other general business purposes and for issuances of letters of credit.  Amounts borrowed under the Line of Credit may be borrowed, repaid, and re-borrowed from time to time until October 31, 2015.  The Company’s obligation to repay the advances under the Line of Credit is set forth in the Amended and Restated Committed Line of Credit Note (the “Line of Credit Note”).  At the Company’s option, the interest rate on the Line of Credit Note will be based on either (i) the PNC Base Rate (currently 3.00%) plus a margin of -0.25% to 0.25% depending on the Company’s Operating Leverage Ratio (currently 0.25%) or (ii) the PNC LIBOR rate (currently 2.9610%) plus a margin of 2.25% to 2.75% depending on the Operating Leverage Ratio (currently 2.75%).  The Company will also be obligated to pay a fee of 0.25% for unused but available funds under the Line of Credit.  As of November 23, 2012, the Company’s availability under the Line of Credit was $1,237.  This reflected cash borrowing under the Line of Credit of $12,985 and outstanding letters of credit of approximately $778.

As security for repayment of the Line of Credit Note and the Term Loan Note as noted above, the Company also concurrently entered into the Third Amended and Restated Reimbursement Agreement for Letters of Credit between ETC and PNC Bank dated September 28, 2012, a Security Agreement between ETC and PNC Bank dated September 28, 2012, a Pledge Agreement executed by ETC on September 28, 2012 in favor of PNC Bank (“Pledge Agreement”), an Amended and Restated Guaranty and Suretyship Agreement executed by Lenfest on September 28, 2012 in favor of PNC Bank, and an Open-End Mortgage and Security Agreement between ETC and PNC Bank dated September 28, 2012.  Pursuant to the Pledge Agreement, the Company pledged to PNC as collateral the Company’s ownership interest in certain subsidiaries of the Company.

The Loan Agreement contains affirmative and negative covenants that are customary for transactions of this type, including a minimum net worth, a maximum operating leverage ratio, and a minimum fixed charge coverage ratio, as well as limitations with respect to indebtedness, liens, investments, distributions, dispositions of assets, change of business, and transactions with affiliates.  The financial covenants in the Loan Agreement, with which the Company is in compliance with as of November 23, 2012, are as follows:

•	ETC must maintain a minimum Tangible Net Worth of $15,000.
•
ETC must maintain an Operating Leverage Ratio (i.e., ratio of Senior Funded Debt to EDITDA, which is defined as earnings before interest, taxes, depreciation, and amortization) of less than 3.25 to 1.  This ratio will reduce at the end of the first fiscal year to 3.00 to 1 and after the second fiscal year to 2.9 to 1, and will remain at that level at all times thereafter.

•	ETC must maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a Fixed Charge Coverage Ratio of at least 1.10 to 1.

The Loan Agreement provides for customary events of default, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of certain judgments, and the liquidation of ETC.  Upon an event of default under the Loan Agreement, including the non-payment of principal or interest, the obligations of the Company under the Loan Agreement may be accelerated and the assets securing the obligations secured.

Interest Rate Swap

On September 28, 2012, the Company entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate initially on $5,000 of our $15,000 variable rate Term Loan.  The effective date of the interest rate swap was September 28, 2012, and it is scheduled to expire on September 28, 2017.  The notional amount of $5,000 will decrease ratably over the duration of the interest rate swap agreement.  The interest rate swap effectively fixes our LIBOR interest rate on the notional amount at a rate of 0.74% in excess of the margin.  We have recognized the fair value of our interest rate swap as a long-term liability of approximately $28 as of November 23, 2012.  We have designated our current interest rate swap as a cash flow hedge instrument.  As of November 23, 2012, we have determined the hedge to be effective.

Preferred Stock Repurchase Agreement

Effective September 28, 2012, ETC and Lenfest entered into a Preferred Stock Repurchase and Financial Restructuring Agreement.

Immediately following the closing of the Loan Agreement with PNC Bank, the Company purchased from Lenfest, at the stated price of $1,000 per share, (i) 386 shares of Series D Preferred Stock, representing all of the Company’s issued and outstanding shares of Series D Preferred Stock, and (ii) 9,614 shares of Series E Preferred Stock, representing a significant portion of the Company’s issued and outstanding Series E Preferred Stock.  Lenfest is the only holder of the outstanding Series E Preferred Stock, and 12,127 shares of Series E Preferred Stock remain outstanding as of November 23, 2012.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

Following the execution of the Preferred Stock Repurchase and Financial Restructuring Agreement, the dividend rate on the Series D and Series E Preferred Stock was reduced from ten percent (10%) to four percent (4%).  The reduction of the Preferred Stock dividend will require the approval of the Company’s shareholders at the Company’s next Annual Meeting of Stockholders, and until that time Lenfest has agreed that all dividends on the outstanding Series E Preferred Stock will be paid at the rate of 4% per year.

Termination of Certain Lenfest Agreements

On September 28, 2012, upon the execution of the Preferred Stock Repurchase and Financial Restructuring Agreement described above, the following prior agreements between ETC and Lenfest were terminated: (i) Secured Credit Facility and Warrant Purchase Agreement between the Company and Lenfest, dated as of April 24, 2009; (ii) the Security Agreement, dated February 18, 2009, by the Company in favor of Lenfest; (iii) the Security Agreement, dated April 24, 2009, among the Company, Entertainment Technology Corporation, a Pennsylvania corporation and a wholly-owned subsidiary of the Company (“ETC Entertainment”), and Lenfest; (iv) the Guaranty, dated April 24, 2009, by ETC Entertainment in favor of Lenfest; and (v) the Amended and Restated Open-End Mortgage and Security Agreement, dated April 24, 2009, by the Company in favor of Lenfest.  These Agreements were entered into as part of, or directly related to, the “2009 Lenfest Financing Transaction".  As part of the 2012 Financial Restructuring, the $10,000 in marketable securities associated with the Lenfest Pledge has been returned to Lenfest and the Lenfest Pledge has been terminated.

The warrants ETC issued to Lenfest as part of the “2009 Lenfest Financing Transaction” were not terminated.  See Common Stock Warrants, below.

Preferred Stock

Presently, the Company has two classes of Cumulative Convertible Participating Preferred Stock authorized: Series D (11,000 shares authorized) and Series E (25,000 shares authorized) (together, the “Preferred Stock”).  The Preferred Stock was authorized by the Company’s Board of Directors in April 2009 as part of the 2009 Lenfest Financing Transaction.  The Preferred Stock has a par value of $0.05 per share and a stated value of $1,000 per share.  The Preferred Stock is currently entitled to receive cumulative dividends at the rate of 4% per year in preference to the holders of the Company’s Common Stock with respect to dividends.  These dividends are payable only upon a liquidation event or when otherwise declared by the Board of Directors of the Company.  The Company cannot declare or pay any dividends on its Common Stock until the dividends on the Preferred Stock have been paid.  The Preferred Stock holders are entitled to receive any dividends paid with respect to the Common Stock on an “as-converted” basis.  The Preferred Stock may be converted by the holder at any time and from time to time into the Company’s Common Stock by dividing the stated value of the Preferred Stock by the conversion price established at the time of issuance (see Series D Preferred Stock and Series E Preferred Stock, below).  Upon a liquidation event, the holders of the Preferred Stock would be entitled to participate in any proceeds in preference to any common stock holders.  The Preferred Stock would also participate in any liquidation event with the Common Stock holders on an “as-converted” basis.  The Preferred Stock conversion price is subject to adjustment for certain transactions including stock splits and issuance of equity securities below the conversion prices.

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

Due to the Company’s accumulated deficit as of February 24, 2012, all dividends accruing through this date for the Series D and Series E Preferred Stock issuances were recorded in the accompanying financial statements as a reduction in additional paid-in capital.  During the current fiscal year, the Company entered into a position of retained earnings; thus, all $1,390 of dividends recorded during the 2013 first three quarters have been recorded as a reduction to retained earnings.

Issuances of the Preferred Stock are as follows:

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

Series D Preferred Stock

Lenfest Credit Facility

On April 24, 2009, the Company paid to Lenfest an origination fee of 1% of the committed amount of the Lenfest Credit Facility.  The value of the origination fee was $55.  The origination fee was paid in 55 shares of Series D Preferred Stock, which have a conversion price of $0.94 per share, equaling the closing price of the Company’s Common Stock on that day and would convert into 58,511 shares of the Company’s Common Stock.  As part of the 2012 Financial Restructuring, and immediately following the September 28, 2012 closing of the Loan Agreement with PNC Bank, the Company purchased from Lenfest, at the stated price of $1,000 per share, all of these 55 shares of Series D Preferred Stock.

2007 PNC Credit Facility

On April 24, 2009, in connection with the execution of the documents to increase the Company’s existing $15,000 revolving line of credit with PNC Bank to $20,000, ETC paid to Lenfest an origination fee of 100 shares of Series D Preferred Stock, which is equal to one percent (1%) of the market value of the $10,000 in marketable securities associated with the Lenfest Pledge.  The 100 shares of Series D Preferred Stock have a stated value of $1,000 per share, or $100 in the aggregate.  These shares of Series D Preferred Stock have a conversion price per share equal to $1.11, equaling the average closing price of the Company’s Common Stock during the 120 days preceding the issuance of such shares and would convert into 90,090 shares of the Company’s Common Stock.  As part of the 2012 Financial Restructuring, and immediately following the September 28, 2012 closing of the Loan Agreement with PNC Bank, the Company purchased from Lenfest, at the stated price of $1,000 per share, all of these 100 shares of Series D Preferred Stock.

Interest Payment

On October 6, 2010, the Company issued to Lenfest 231 shares of Series D Preferred Stock with a stated value of $1,000 per share in payment of $231 of interest due under the Lenfest Pledge for the period July 2, 2009 through August 27, 2010.  The 231 shares have a conversion price per share equal to $3.02, equaling the average closing price of the Company’s Common Stock during the 120 days preceding the issuance of such shares, and would convert into 76,490 shares of the Company’s Common Stock.  As part of the 2012 Financial Restructuring, and immediately following the September 28, 2012 closing of the Loan Agreement with PNC Bank, the Company purchased from Lenfest, at the stated price of $1,000 per share, all of these 231 shares of Series D Preferred Stock.  In addition, the Company paid to Lenfest $417 of interest due under the Lenfest Pledge for the period August 28, 2010 through September 28, 2012, in cash, in lieu of Series D Preferred Stock.  Also as part of the 2012 Financial Restructuring, the $10,000 in marketable securities associated with the Lenfest Pledge were returned to Lenfest and the Lenfest Pledge has been terminated; therefore, as of November 23, 2012, no interest has been accrued under the Lenfest Pledge.

Preferred Stock Dividends

On September 28, 2012, as part of the 2012 Financial Restructuring and immediately following the closing of the Loan Agreement with PNC Bank, the Company purchased from Lenfest, at the stated price of $1,000 per share, 386 shares of Series D Preferred Stock (i.e., the 55, 100, and 231 shares noted above), representing all of the Company’s issued and outstanding shares of Series D Preferred Stock.  Since there were no outstanding shares of Series D Preferred Stock for the period September 28, 2012 through November 23, 2012, there were no dividends accrued during this period.  All Series D Preferred Stock dividends accrued as of November 23, 2012, which totaled $13 and represented dividends accrued during the period May 26, 2012 through September 28, 2012, were scheduled to be paid in cash subsequent to November 23, 2012; $10 was paid in December 2012 and $3 is to be paid in January 2013.

Series E Preferred Stock

On July 2, 2009, the Company issued 23,741 shares of Series E Preferred Stock to Lenfest in connection with the 2009 Lenfest Financing Transaction.  The shares of Series E Preferred Stock are convertible to Common Stock at a conversion price per share equal to $2.00 and would convert into 11,870,391 shares of the Company’s Common Stock.

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

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

On September 28, 2012, as part of the 2012 Financial Restructuring and immediately following the closing of the Loan Agreement with PNC Bank, the Company purchased from Lenfest, at the stated price of $1,000 per share, 9,614 shares of Series E Preferred Stock, representing a significant portion of the Company’s issued and outstanding Series E Preferred Stock.  Lenfest is the only holder of the outstanding Series E Preferred Stock, and 12,127 shares of Series E Preferred Stock remain outstanding as of November 23, 2012.

As of November 23, 2012, the Series E Preferred Stock totaled $12,127 and was convertible into 6,063,321 shares of the Company’s Common Stock.  All Series E Preferred Stock dividends accruing through November 23, 2012, which totaled $825, were scheduled to be paid in cash subsequent to November 23, 2012; $542 was paid in December 2012 and $283 is to be paid in January 2013.

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

ETC-PZL Line of Credit Agreement

As of August 24, 2012, ETC-PZL had a line of credit in the amount of $175 with a Warsaw bank to fund current activity.  The line of credit would have expired in July 2013.  On November 20, 2012, this line of credit was increased to $1,125 and extended to November 2013.  As of November 23, 2012, there were no outstanding borrowings under this line of credit.

Summary of Long-Term Debt Obligations

Long-term debt obligations at November 23, 2012 and February 24, 2012 consist of the following:

	November 23, 2012	February 24, 2012
	(unaudited)

Credit facility payable to bank	$12,985	$16,716
Term loan	14,750	-
Equipment lease	-	8
Total long-term debt obligations	27,735	16,724
Less: current portion of long-term debt obligations	(3,000)	(8)
Total long-term debt obligations, less current portion	$24,735	$16,716

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

6. Income Taxes

Effective tax rates were 47.2% and 54.9% for the 2013 third quarter and the 2012 third quarter, respectively.  Effective tax rates were 42.4% and 42.6% for the 2013 first three quarters and the 2012 first three quarters, respectively.  Income tax provisions of $1,074 and $996 were recorded in the 2013 third quarter and the 2012 third quarter, respectively.  Income tax provisions of $3,082 and $2,940 were recorded in the 2013 first three quarters and the 2012 first three quarters, respectively.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year.  The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense.

As of November 23, 2012, the Company had approximately $15,700 of federal net loss carryforwards available to offset future income tax liabilities, which begin to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

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

The following unaudited segment information reflects the accrual basis of accounting.

Thirteen weeks ended November 23, 2012:	Aerospace	CIS	Corporate	Company Total

Net sales	$10,569	$4,579	$-	$15,148
Interest expense, net	220	99	-	319
Depreciation and amortization	341	109	11	461
Operating income (loss)	2,887	718	(918)	2,687
Provision for income taxes	-	-	1,074	1,074
Identifiable assets	43,044	7,762	16,117	66,923
Expenditures for segment assets	139	5	3	147

Thirteen weeks ended November 25, 2011:

Net sales	$12,860	$4,399	$-	$17,259
Interest expense, net	145	50	-	195
Depreciation and amortization	339	110	37	486
Operating income (loss)	1,848	884	(696)	2,036
Provision for income taxes	-	-	996	996
Identifiable assets	38,507	10,725	18,113	67,345
Expenditures for segment assets	324	61	45	430

Reconciliation to consolidated net income attributable to	Thirteen weeks ended
Environmental Tectonics Corporation:	November 23, 2012	November 25, 2011
Operating income	$2,687	$2,036
Interest expense, net	(319)	(195)
Other expense, net	(91)	(26)
Provision for income taxes	(1,074)	(996)
Income attributable to non-controlling interest	(25)	(10)
Net income attributable to Environmental Tectonics Corporation	$1,178	$809

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

8. Segment Information (unaudited) (continued)

Thirty-nine weeks ended November 23, 2012:	Aerospace	CIS	Corporate	Company Total

Net sales	$32,186	$15,534	$-	$47,720
Interest expense, net	515	249	-	764
Depreciation and amortization	921	415	39	1,375
Operating income (loss)	6,899	3,385	(2,221)	8,063
Provision for income taxes	-	-	3,082	3,082
Identifiable assets	43,044	7,762	16,117	66,923
Expenditures for segment assets	788	55	95	938

Thirty-nine weeks ended November 25, 2011:

Net sales	$37,421	$11,963	$-	$49,384
Interest expense, net	419	133	-	552
Depreciation and amortization	924	283	49	1,256
Operating income (loss)	6,800	2,932	(2,162)	7,570
Provision for income taxes	-	-	2,940	2,940
Identifiable assets	38,507	10,725	18,113	67,345
Expenditures for segment assets	1,142	242	136	1,520

Reconciliation to consolidated net income attributable to	Thirty-nine weeks ended
Environmental Tectonics Corporation:	November 23, 2012	November 25, 2011
Operating income	$8,063	$7,570
Interest expense, net	(764)	(552)
Other expense, net	(27)	(110)
Provision for income taxes	(3,082)	(2,940)
Income attributable to non-controlling interest	(19)	(28)
Net income attributable to Environmental Tectonics Corporation	$4,171	$3,940

Approximately 47.2% of net sales in the 2013 third quarter, totaling $7,146, were made to the U.S. Government under three contracts, to one Domestic commercial customer, and to one International customer.  Approximately 61.0% of net sales in the 2012 third quarter, totaling $10,528, were made to the U.S. Government under three contracts, one Domestic commercial customer, and to one International customer.

The segment information for the 2013 third quarter includes export sales of $5,453, including sales to the Korean government of $1,346.  The segment information for the 2012 third quarter includes export sales of $6,417, including sales to the Korean government of $3,668.

Approximately 57.5% of net sales in the 2013 first three quarters, totaling $27,441, were made to the U.S. Government under three contracts, to one Domestic commercial customer, and to one International customer.  Approximately 65.1% of net sales in the 2012 first three quarters, totaling $32,145, were made to the U.S. Government under three contracts, one Domestic commercial customer, and to one International customer.

The segment information for the 2013 first three quarters includes export sales of $14,426, including sales to the Korean government of $5,910.  The segment information for the 2012 first three quarters includes export sales of $15,394, including sales to the Korean government of $7,572.

As of both November 23, 2012 and November 25, 2011, substantially all of the Company’s long-lived assets were located in the United States.

Index

Environmental Tectonics Corporation
Notes to the Consolidated Financial Statements, continued
(Dollars in thousands, except per share information)

9. Fair Value Measurements and Interest Rate Swap

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on interest rate swap contracts.  We use significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate contracts and inputs corroborated by observable market data including interest rate curves.

As of November 23, 2012, we had one interest rate swap contract in place to reduce our exposure to fluctuations in interest rates on our Term Loan.  The swap converts the variable interest rate to a fixed interest rate initially on $5,000 of our $15,000 Term Loan.  The effective date of the interest rate swap was September 28, 2012, and it is scheduled to expire on September 28, 2017.  The notional amount of $5,000 will decrease ratably over the duration of the interest rate swap agreement.  The interest rate swap effectively fixes our LIBOR interest rate on the notional amount at a rate of 0.74% in excess of the margin.  We have recognized the fair value of our interest rate swap as a long-term liability of approximately $28 as of November 23, 2012.

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparty as an adjustment to interest expense over the life of the swap.  We have designated the swap as a cash flow hedge and we record the changes in the estimated fair value of the swap to accumulated other comprehensive loss.  If our interest rate swap became ineffective, we would immediately recognize the change in the estimated fair value of our swap in earnings.  Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness.

Failure of our swap counterparty would result in the loss of any potential benefit to us under our swap contracts.  In this case, we would still be obligated to pay the variable interest payments underlying the Term Loan.  Additionally, failure of our swap counterparty would not eliminate our obligation to continue to make payments under our existing swap contract if we continue to be in a net pay position.

10. Subsequent Events

On December 19, 2012, the Company entered into an Export Import Loan Agreement through PNC Bank, whereby the Company has an Export Import Committed Line of Credit through which it may borrow against eligible export inventory and eligible export accounts receivable up to a maximum of $2,000.  The agreement expires on October 31, 2015.  Interest on advances under the agreement will be at the LIBOR rate plus 2.5%.  The agreement includes covenants that are generally consistent with its Line of Credit with PNC Bank.

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

References to 2013 third quarter are references to the thirteen week period ended November 23, 2012.  References to 2012 third quarter are references to the thirteen week period ended November 25, 2011.  References to 2013 first three quarters are references to the thirty-nine week period ended November 23, 2012.  References to 2012 first three quarters are references to the thirty-nine week period ended November 25, 2011.  References to fiscal 2013 or the 2013 fiscal year are references to the fifty-two week period ending February 22, 2013.  References to fiscal 2012 or the 2012 fiscal year are references to the fifty-two week period ended February 24, 2012.

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

Index

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

We presently have two operating subsidiaries.  ETC-PZL, our 95%-owned subsidiary in Warsaw, Poland, manufactures simulators for our Aerospace segment and provides software to support our domestic products.  ETC-Europe, our 99%-owned subsidiary, functions as a sales office in the United Kingdom.

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

The following factors had an impact on our financial performance, cash flow, and financial position for the 2013 first three quarters:

●	Production under U.S. Government contracts

The Base Realignment and Closure (BRAC) Act passed by Congress in 2005 mandated base closures and consolidations through all the U.S. defense services.  As a result of this Act, we were awarded three major contracts for pilot training simulators.  Our fiscal 2013 opening backlog of firm orders included approximately $39.0 million for three significant contracts including one from the U.S. Navy for a research disorientation device and two from the U.S. Air Force to provide a high performance human centrifuge and a suite of research altitude chambers.  As a result of engineering and production activity on these three contracts beginning to wind down, sales to the U.S. Government decreased by $4.4 million or 19.3% during the 2013 first three quarters compared to the 2012 first three quarters.  Although at the current time we still have a significant sales backlog with the U.S. Government for equipment being procured under the BRAC Act, given the current domestic economic conditions and political environment, it should not be assumed that any additional contracts will be awarded to us.

●	The independent internal investigation by the Audit Committee of our Board of Directors

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

Index

Results of Operations

Thirteen weeks ended November 23, 2012 compared to thirteen weeks ended November 25, 2011

We have historically experienced significant variability in our quarterly revenue, earnings, and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results (amounts in thousands) (unaudited)
	Thirteen weeks ended
	November 23, 2012	November 25, 2011	Variance $	Variance %
Net sales:
Domestic	$4,305	$4,024	$281	7.0
U.S. Government	5,390	6,818	(1,428)	(20.9)
International	5,453	6,417	(964)	(15.0)
Total net sales	15,148	17,259	(2,111)	(12.2)

Gross profit	6,491	5,653	838	14.8

Selling and marketing expenses	1,508	1,386	122	8.8
General and administrative expenses	2,038	2,060	(22)	(1.1)
Research and development expenses	258	171	87	50.9
Operating income	2,687	2,036	651	32.0
Interest expense, net	319	195	124	63.6
Other expense, net	91	26	65	250.0
Income before income taxes	2,277	1,815	462	25.5
Provision for income taxes	1,074	996	78	7.8
Income attributable to non-controlling interest	(25)	(10)	(15)	150.0
Net income attributable to ETC	$1,178	$809	$369	45.6

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.04	$0.05	$(0.01)	(20.0)
Undistributed earnings per share:
Common	$0.05	$0.01	$0.04	400.0
Preferred	$0.05	$0.01	$0.04	400.0

Diluted earnings per share	$0.05	$0.01	$0.04	400.0

Net Income Attributable To ETC

Net income attributable to ETC was $1.2 million, or $0.05 diluted earnings per share, in the 2013 third quarter, compared to $0.8 million or $0.01 diluted earnings per share, during the 2012 third quarter, representing an increase of $0.4 million, or 45.6% in dollars and 400.0% based on diluted earnings per share.  The increase in net income attributable to ETC reflects an increase in income before income taxes of $462 thousand, a result of an $838 thousand increase in gross profit, which was offset by a $187 thousand increase in operating expenses, a $124 thousand increase in interest expense, a $65 thousand increase in other expense, and a $78 increase in the provision for income taxes.  The significant increase in diluted earnings per share was due in part to increased income and also to reduced shares outstanding following the repurchase of 386 shares of Series D Preferred Stock, representing all of the Company’s issued and outstanding shares of Series D Preferred Stock, and 9,614 shares of Series E Preferred Stock, representing a significant portion of the Company’s issued and outstanding Series E Preferred Stock.

Index

Net Sales

The following schedule presents the Company’s unaudited net sales by segment, business unit, and geographic area (amounts in thousands):

	Thirteen weeks ended				Thirteen weeks ended
	November 23, 2012				November 25, 2011
	Domestic	U.S. Gov’t	International	Total	Domestic	U.S. Gov’t	International	Total
Aerospace Solutions
ATS	$3	$2,619	$2,725	$5,347	$73	$3,926	$3,887	$7,886
Chambers	-	2,771	615	3,386	-	2,892	710	2,892
Simulation (ADMS)	513	-	576	1,089	510	-	156	666
ETC-PZL and other	27	-	720	747	-	-	706	706
Subtotal	543	5,390	4,636	10,569	583	6,818	5,459	12,860

Commercial/Industrial Systems
Environmental	945	-	9	954	608	-	291	1,609
Sterilizers	1,348	-	244	1,592	1,912	-	-	1,912
Hyperbaric	1,044	-	550	1,594	453	-	642	1,095
Service and spares	425	-	14	439	468	-	25	493
Subtotal	3,762	-	817	4,579	3,441	-	958	4,399
Total net sales	$4,305	$5,390	$5,453	$15,148	$4,024	$6,818	$6,417	$17,259

Net sales for the 2013 third quarter were $15.2 million, a decrease of $2.1 million, or 12.2%, compared to 2012 third quarter net sales of $17.3 million.  The decrease reflects decreased sales to the U.S. Government and to International customers, offset in part, by increased sales to Domestic customers.

Domestic Sales

Domestic sales in the 2013 third quarter were $4.3 million, an increase of $0.3 million, or 7.0%, over 2012 third quarter sales of $4.0 million.  The increase in Domestic sales is due primarily to an increase in Environmental and Hyperbaric sales, offset in part, by decreased Sterilizer sales, within the CIS segment.  Domestic sales as a percentage of the Company’s total net sales increased to 28.4% in the 2013 third quarter compared to 23.3% in the 2012 third quarter.

U.S. Government Sales

U.S. Government sales in the 2013 third quarter were $5.4 million, a decrease of $1.4 million, or 20.9%, compared to 2012 third quarter sales of $6.8 million, and represented 35.6% of total net sales in the 2013 third quarter compared to 39.5% for the 2012 third quarter.  This decrease is the result of lower ATS sales.  Given the existing progress made on U.S. Government sales contracts in the Company’s backlog, the Company anticipates the concentration of sales to the U.S. Government will continue to lessen in fiscal 2013.

International Sales

International sales for the 2013 third quarter, including those of the Company’s foreign subsidiaries, were $5.4 million compared to $6.4 million in the 2012 third quarter, a decrease of $1.0 million, or 15.0%, and represented 36.0% of total net sales in the 2013 third quarter compared to 37.2% in the 2012 third quarter.  The decrease in International sales reflects a decrease in ATS sales, offset in part, by an increase in Simulation sales.  International sales in the 2013 third quarter included $1.3 million in sales to the Korean government.  International sales in the 2012 third quarter included $3.7 million in sales to the Korean government.

Gross Profit

Gross profit for the 2013 third quarter was $6.5 million as compared to $5.7 million in the 2012 third quarter, an increase of $0.8 million, or 14.8%.  The increase in gross profit was achieved despite a decrease in net sales, due to the increase in gross profit margin as a percentage of net sales to 42.9% in the 2013 third quarter from 32.8% in the 2012 third quarter.  The increase in gross profit margin as a percentage of net sales was due to several high margin completed contract sales recognized in the 2013 third quarter, compared to a reduced margin in the 2012 third quarter due to an increase in costs related to a U.S. Government contract.

Index

Selling and Marketing Expenses

Selling and marketing expenses for the 2013 third quarter were $1.5 million, an increase of $0.1 million, or 8.8%, compared to $1.4 million for the 2012 third quarter.  As a percentage of net sales, selling and marketing expenses increased to 10.0% in the 2013 third quarter from 8.0% in the 2012 third quarter.  The increase is primarily the result of an increase in commission expense as there was an increase in commission generating revenue in the 2013 third quarter compared to the 2012 third quarter; thus, commission expense as a percentage of net sales was higher in the 2013 third quarter compared to the 2012 third quarter.

General and Administrative Expenses

General and administrative expenses for the 2013 third quarter of $2.0 million remained unchanged compared to the 2012 third quarter.  As a percentage of net sales, general and administrative expenses increased to 13.5% in the 2013 third quarter from 11.9% in the 2012 third quarter.

Research and Development Expenses

Research and development expenses include spending for potential new products and technologies, and internationally, work performed under government grant programs.  This spending, net of grant payments from the Polish and Turkish governments, totaled $0.3 million for the 2013 third quarter compared to $0.2 million for the 2012 third quarter, an increase of $0.1 million.  The increase was a result of less research and development employees being assigned to specific contracts; thus, expenses related to these employees were included in research and development expenses in the 2013 third quarter.  Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.  As a percentage of sales, research and development expenses were 1.7% in the 2013 third quarter compared to 1.0% in the 2012 third quarter.

Operating Income

Operating income increased by $0.7 million, or 32.0%, to $2.7 million for the 2013 third quarter compared to $2.0 million in the 2012 third quarter.  Operating income as a percentage of net sales increased to 17.7% from 11.8% in the 2012 third quarter.  On a segment basis, Aerospace had operating income of $2.9 million for the 2013 third quarter, a $1.1 million increase from operating income of $1.8 million in the 2012 third quarter.  CIS had operating income of $0.7 million in the 2013 third quarter, a $0.2 million decrease from operating income of $0.9 million in the 2012 third quarter.  These segment operating results were offset, in part, by unallocated corporate expenses of $0.9 million and $0.7 million in the 2013 third quarter and the 2012 third quarter, respectively.

Interest Expense, Net

Interest expense, net, for the 2013 third quarter was $0.3 million compared to $0.2 million in the 2012 third quarter, representing a higher level of bank borrowing that now includes the recently entered into Term Loan.

Other Expense, Net

Other expense, net for the 2013 third quarter was $91 thousand compared to other expense, net of $26 thousand in the 2012 third quarter, an increase of $65 thousand.  Other expense, net consists primarily of bank and letter of credit fees, as well as foreign currency exchange gains and losses.

Income Taxes

As of November 23, 2012, the Company reviewed the components of its deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating to its federal net operating loss carryforwards.  The Company has a net deferred tax asset related primarily to its federal net operating loss carryforwards of $5.5 million as of November 23, 2012.  Income tax provisions of $1.1 million and $1.0 million were recorded in the 2013 third quarter and the 2012 third quarter, respectively.

As of November 23, 2012, the Company had approximately $15.7 million of federal net loss carryforwards available to offset future income tax liabilities, which begin to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Index

Thirty-nine weeks ended November 23, 2012 compared to thirty-nine weeks ended November 25, 2011

We have historically experienced significant variability in our quarterly revenue, earnings, and other operating results, and our performance may fluctuate significantly in the future.

	Summary Table of Results (amounts in thousands) (unaudited)
	Thirty-nine weeks ended
	November 23,	November 25,	Variance	Variance
	2012	2011	$	%
Net sales:
Domestic	$14,774	$11,055	$3,719	33.6
U.S. Government	18,520	22,935	(4,415)	(19.3)
International	14,426	15,394	(968)	(6.3)
Total net sales	47,720	49,384	(1,664)	(3.4)

Gross profit	19,036	18,070	966	5.3

Selling and marketing expenses	4,125	4,013	112	2.8
General and administrative expenses	5,943	5,935	8	0.1
Research and development expenses	905	552	353	63.9
Operating income	8,063	7,570	493	6.5
Interest expense, net	764	552	212	38.4
Other expense, net	27	110	(83)	(75.5)
Income before income taxes	7,272	6,908	364	5.3
Provision for income taxes	3,082	2,940	142	4.8
Income attributable to non-controlling interest	(19)	(28)	9	(32.1)
Net income attributable to ETC	$4,171	$3,940	$231	5.9

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-
Preferred	$0.14	$0.15	$(0.01)	(6.7)
Undistributed earnings per share:
Common	$0.14	$0.11	$0.03	27.3
Preferred	$0.14	$0.11	$0.03	27.3

Diluted earnings per share	$0.14	$0.11	$0.03	27.3

Net Income Attributable To ETC

Net income attributable to ETC was $4.2 million, or $0.14 diluted earnings per share, in the 2013 first three quarters, compared to $3.9 million or $0.11 diluted earnings per share, during the 2012 first three quarters, representing an increase of $231 thousand, or 5.9% in dollars and 27.3% based on diluted earnings per share.  The increase in net income attributable to ETC reflects an increase in income before income taxes of $364 thousand, a result of a $966 thousand increase in gross profit, which was offset by a $473 thousand increase in operating expenses and a $212 thousand increase in interest expense, offset by a $142 thousand increase in the provision for income taxes.  The significant increase in diluted earnings per share was due in part to increased income and also to reduced shares outstanding following the repurchase of 386 shares of Series D Preferred Stock, representing all of the Company’s issued and outstanding shares of Series D Preferred Stock, and 9,614 shares of Series E Preferred Stock, representing a significant portion of the Company’s issued and outstanding Series E Preferred Stock.

Index

Net Sales

The following schedule presents the Company’s unaudited net sales by segment, business unit, and geographic area (amounts in thousands):

	Thirty-nine weeks ended				Thirty-nine weeks ended
	November 23, 2012				November 25, 2011
	Domestic	U.S. Gov’t	International	Total	Domestic	U.S. Gov’t	International	Total
Aerospace Solutions
ATS	$251	$8,169	$9,139	$17,559	$611	$16,447	$8,984	$26,042
Chambers	-	10,351	1,188	11,539	-	6,488	1,615	8,103
Simulation (ADMS)	724	-	713	1,437	1,285	-	389	1,674
ETC-PZL and other	218	-	1,433	1,651	-	-	1,602	1,602
Subtotal	1,193	18,520	12,473	32,186	1,896	22,935	12,590	37,421

Commercial/Industrial Systems
Environmental	2,518	-	491	3,009	839	-	376	1,215
Sterilizers	7,529	-	285	7,814	5,563	-	57	5,620
Hyperbaric	1,995	-	1,099	3,094	1,125	-	2,253	3,378
Service and spares	1,539	-	78	1,617	1,632	-	118	1,750
Subtotal	13,581	-	1,953	15,534	9,159	-	2,804	11,963
Total net sales	$14,774	$18,520	$14,426	$47,720	$11,055	$22,935	$15,394	$49,384

Net sales for the 2013 first three quarters were $47.7 million, a decrease of $1.7 million, or 3.4%, compared to 2012 first three quarters net sales of $49.4 million.  The decrease reflects decreased sales to the U.S. Government and to International customers, offset in part, by increased sales to Domestic customers.

Domestic Sales

Domestic sales for the 2013 first three quarters were $14.8 million, an increase of $3.7 million, or 33.6%, over 2012 first three quarters sales of $11.1 million.  The increase in Domestic sales is due primarily to an increase in Environmental, Sterilizer, and Hyperbaric sales within the CIS segment, offset in part, by a decrease in Simulation and ATS sales within the Aerospace segment.  Domestic sales represented 31.0% of the Company’s total net sales in the 2013 first three quarters compared to 22.4% of the Company’s total net sales in the 2012 first three quarters.

U.S. Government Sales

U.S. Government sales for the 2013 first three quarters were $18.5 million, a decrease of $4.4 million, or 19.3%, compared to sales in the 2012 first three quarters of $22.9 million, and represented 38.8% of total net sales in the 2013 first three quarters compared to 46.4% for the 2012 first three quarters.  This decrease is the result of lower ATS sales, offset in part, by an increase in sales related to a suite of research altitude chambers.  Given the existing progress made on U.S. Government sales contracts in the Company’s backlog, the Company anticipates the concentration of sales to the U.S. Government will continue to lessen in fiscal 2013.

International Sales

International sales for the 2013 first three quarters, including those of the Company’s foreign subsidiaries, were $14.4 million a decrease of $1.0 million, or 6.3%, compared to sales in the 2012 first three quarters of $15.4 million, and represented 30.2% of total net sales in the 2013 first three quarters compared to 31.2% in the 2012 first three quarters.  This decrease is primarily the result of lower Chambers and Hyperbaric sales, offset in part, by an increase in Simulation sales.  International sales in the 2013 first three quarters included $5.9 million in sales to the Korean government.  International sales in the 2012 first three quarters included $7.6 million in sales to the Korean government.

Gross Profit

Gross profit for the 2013 first three quarters was $19.0 million compared to $18.1 million in the 2012 first three quarters, an increase of $0.9 million, or 5.3%.  The increase in gross profit was achieved despite a decrease in net sales, due to the increase in gross profit margin as a percentage of net sales to 39.9% in the 2013 first three quarters from 36.6% in the 2012 first three quarters.  The increase in gross profit margin as a percentage of net sales was due to several high margin completed contract sales recognized primarily in the 2013 third quarter, compared to a reduced margin in the 2012 first three quarters due to an increase in costs related to a U.S. Government contract.

Index

Selling and Marketing Expenses

Selling and marketing expenses for the 2013 first three quarters were $4.1 million, an increase of $0.1 million, or 2.8%, compared to $4.0 million for the 2012 first three quarters.  As a percentage of net sales, selling and marketing expenses increased to 8.6% in the 2013 first three quarters from 8.1% in the 2012 first three quarters.  The increase is primarily the result of salaries and benefits related to an increase in headcount of sales and marketing employees.

General and Administrative Expenses

General and administrative expenses for the 2013 first three quarters of $5.9 million remained unchanged compared to the 2012 first three quarters.  As a percentage of net sales, general and administrative expenses increased to 12.5% in the 2013 first three quarters from 12.0% in the 2012 first three quarters.  Although the dollar amount of general and administrative expenses did not change, there was an increase in expenses related to our foreign operating subsidiaries, offset by a decrease in consulting expenses and the absence of a one-time charge to vacation expense in the 2012 first three quarters.

Research and Development Expenses

Research and development expenses include spending for potential new products and technologies, and internationally, work performed under government grant programs.  This spending, net of grant payments from the Polish and Turkish governments, totaled $0.9 million for the 2013 first three quarters compared to $0.6 million for the 2012 first three quarters, an increase of $0.3 million, or 63.9%.  The increase was a result of less research and development employees being assigned to specific contracts; thus, expenses related to these employees were included in research and development expenses in the 2013 first three quarters.  Most of the Company’s research efforts, which were and continue to be a significant cost of its business, are included in cost of sales for applied research for specific contracts, as well as research for feasibility and technology updates.  As a percentage of sales, research and development expenses were 1.9% in the 2013 first three quarters compared to 1.1 % in the 2012 first three quarters.

Operating Income

Operating income increased by $0.5 million, or 6.5%, to $8.1 million for the 2013 first three quarters compared to $7.6 million in the 2012 first three quarters.  Operating income as a percentage of net sales increased to 16.9% in the 2013 first three quarters from 15.3% in the 2012 first three quarters.  On a segment basis, Aerospace had operating income of $6.9 million for the 2013 first three quarters, a $0.1 million increase from operating income of $6.8 million in the 2012 first three quarters.  CIS had operating income of $3.4 million in the 2013 first three quarters, a $0.5 million increase from operating income of $2.9 million in the 2012 first three quarters.  These segment operating results were offset, in part, by unallocated corporate expenses of $2.2 million and $2.1 million in the 2013 first three quarters and the 2012 first three quarters, respectively.

Interest Expense, Net

Interest expense, net, for the 2013 first three quarters was $0.8 million as compared to $0.6 million in the 2012 first three quarters, representing a higher level of bank borrowing that now includes the recently entered into Term Loan.

Other Expense, Net

Other expense, net for the 2013 first three quarters was $27 thousand compared to other expense, net of $110 thousand in the 2012 first three quarters, a decrease of $83 thousand.  Other expense, net consists primarily of bank and letter of credit fees, as well as foreign currency exchange gains and losses.

Income Taxes

As of November 23, 2012, the Company reviewed the components of its deferred tax assets and determined, based upon all available information, that its current and expected future operating income will more likely than not result in the realization of its deferred tax assets relating to its federal net operating loss carryforwards.  The Company has a net deferred tax asset related primarily to its federal net operating loss carryforwards of $5.5 million as of November 23, 2012.  Income tax provisions of $3.1 million and $2.9 million were recorded in the 2013 first three quarters and the 2012 first three quarters, respectively.

As of November 23, 2012, the Company had approximately $15.7 million of federal net loss carryforwards available to offset future income tax liabilities, which begin to expire in 2025.  In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Index

Liquidity and Capital Resources

As a result of the 2012 Financial Restructuring (as defined below under “Outlook”), the Company reduced the amount outstanding on its line of credit during the 2013 first three quarters.  The Company’s availability under its line of credit with PNC Bank at November 23, 2012 was $1.2 million which has increased to $7.7 million at January 3, 2013.  The Company expects the availability to increase as several of our long-term contracts with back loaded cash receipts continue to wind down.  Working capital, or current assets less current liabilities, was $31.6 million at November 23, 2012 compared with $27.8 million at February 24, 2012.  The increase in working capital was primarily the result of an increase in accounts receivable, which increased due to certain milestones on long-term contracts becoming billable, offset in part, by an increase in the current portion of long-term debt obligations due to the recently entered into Term Loan.  The Company’s current ratio, current assets divided by current liabilities, improved to 2.7:1 at November 23, 2012 from 2.4:1 at February 24, 2012.

With unused availability under the PNC Bank line of credit and the Company’s ability to generate cash from operations, the Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures, and debt repayment obligations for the twelve months subsequent to November 23, 2012.

The schedule below presents the Company’s available borrowings under its existing credit facilities (amounts in thousands):

	As of November 23, 2012			As of February 24, 2012
Credit facility*	Total Facility	Amount Borrowed	Amount Available**	Total Facility	Amount Borrowed	Amount Available**

PNC Bank line of credit	$15,000	$12,985	$1,237	$20,000	$16,716	$2,502
Dedicated line of credit	5,422	5,422	-	5,422	5,422	-
ETC-PZL line of credit	1,125	-	1,125	-	-	-
Total	$21,547	$18,407	$2,362	$25,422	$22,138	$2,502

*See Note 5 to the Consolidated Financial Statements, entitled Long-Term Obligations and Credit Arrangements, in this quarterly report on Form 10-Q.

** Amount available takes into account letters of credit outstanding against the PNC Bank line of credit of $778 thousand and $782 thousand as of November 23, 2012 and February 24, 2012, respectively.

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

During the 2013 first three quarters, as a result of a decrease in costs and estimated earnings in excess of billings and the decrease in billings in excess of costs and estimated earnings on uncompleted long-term percentage of completion (“POC”) contracts, the Company generated $0.3 million of cash from operating activities compared to cash used in operating activities of $7.9 million in the 2012 first three quarters.  Under POC revenue recognition, these accounts represent the timing differences of spending on production activities versus collecting on long-term contracts.  The aforementioned generation of cash was offset, in part, by cash utilized for the increase in accounts receivable, which increased due to certain milestones on long-term contracts becoming billable.

Cash flows from investing activities

Cash used for investing activities primarily relates to funds used for capital expenditures in equipment and software development.  The Company’s investing activities used $0.9 million in the 2013 first three quarters, and consisted primarily of costs for the acquisition of computer equipment and the manufacturing of demonstration simulators for our NASTAR Center, coupled with software enhancements for our Advanced Tactical Fighter Systems technology and Hyperbaric products.  This is comparable to cash used in investing activities of $1.5 million in the 2012 first three quarters.

Cash flows from financing activities

The Company’s financing activities used $0.6 million of cash in the 2013 first three quarters.  This primarily reflected the repurchasing of Preferred Stock, repayments under the Company’s PNC Bank line of credit, and dividends paid on Preferred Stock.  The aforementioned usage of cash was offset, in part, by cash received from the recently entered into Term Loan.  In the 2012 first three quarters, net cash provided by financing activities totaled $11.8 million, primarily for borrowings under the line of credit, offset in part, by dividends paid on Preferred Stock.

Index

Outlook

On September 28, 2012, the Company announced a financial restructuring agreement, referred to herein as the 2012 Financial Restructuring, that will reduce its annual net cash payments for dividends and interest by approximately $1.5 million, and reduce the number of participating preferred shares in the amount equating to 5,032,091 shares of Common Stock; as a result, positively impacting the Company’s earnings.  As part of the 2012 Financial Restructuring, the Company’s revolving Line of Credit with PNC Bank was reduced from $20.0 million to $15.0 million, with the expiration date extended to October 31, 2015.  The interest rate on the PNC Line of Credit will remain unchanged.  PNC Bank also provided to the Company a five-year Term Loan of $15.0 million, which will expire on September 28, 2017.  The Company utilized $10.0 million of the proceeds from the term loan to repurchase and retire 10,000 shares of 10% Preferred Stock, equivalent to 5,032,091 shares of Common Stock.  The revolving Line of Credit will no longer be guaranteed by H.F. Lenfest, a major shareholder and member of our Board of Directors, and will instead be secured by substantially all of the Company’s assets.  Mr. Lenfest provided a guarantee on the new $15.0 million Term Loan for a period of thirty months, after which his guarantee will be removed.  In addition, dividends on the remaining Series E Preferred Stock will be reduced from ten percent (10%) to four percent (4%), subject to shareholder approval.

We expect to use our cash, cash equivalents, and credit facilities for working capital and general corporate purposes, products, product rights, technologies, property, plant and equipment, the payment of contractual and other legal obligations, including scheduled interest payments on our credit facilities and dividends on our Preferred Stock, the potential acquisition of businesses, and/or the purchase, redemption or retirement of our credit facilities and Preferred Stock.  We expect that net sales of our currently marketed products, combined with availability under our lines of credit, should continue to provide us sufficient funds for fiscal 2013.  At this time, however, we cannot accurately predict the effect of certain developments on our anticipated rate of sales growth in fiscal 2014 and beyond, because of factors such as the degree of market acceptance, the impact of competition, the effectiveness of our sales and marketing efforts, the outcome of our efforts to develop our products and uncertainties with respect to the United States and International economies.

At the end of each fiscal quarter in fiscal 2013, and through the term of the new Loan Agreement with PNC Bank, we expect to maintain, per bank covenant requirement, a minimum Consolidated Tangible Net Worth of $15.0 million, a maximum Operating Leverage Ratio (defined as Senior Funded Debt divided by EBITDA) of 3.25:1 (which will reduce to 3.00:1 at the end of the first fiscal year and 2.90:1 at the end of the second fiscal year and will remain at this level at all times thereafter), and a minimum Fixed Charge Coverage Ratio (defined as EBITDA divided by the sum of Current Maturities plus interest expense, cash taxes paid, dividends, and Unfunded Capital Expenditures) of 1.10:1.

Backlog

Below is a breakdown of the Company’s November 23, 2012 and February 24, 2012 sales backlog (unaudited – amounts in thousands except percentages):

November 23, 2012:
	Business segment
Geographic area	Aerospace	CIS	Total	%
Domestic	$967	$8,530	$9,497	15.8%
U.S. Government	21,789	-	21,789	36.2
International	26,545	2,346	28,891	48.0
Total	$49,301	$10,876	$60,177	100.0%
% of Total	81.9%	18.1%	100.0%

February 24, 2012:
	Business segment
Geographic area	Aerospace	CIS	Total	%
Domestic	$389	$12,102	$12,491	16.8%
U.S. Government	39,501	-	39,501	53.0
International	21,354	1,167	22,521	30.2
Total	$61,244	$13,269	$74,513	100.0%
% of Total	82.2%	17.8%	100.0%

Our sales backlog at November 23, 2012 and February 24, 2012 for work to be performed and revenue to be recognized under written agreements after such dates was $60.2 million and $74.5 million, respectively.  Of the November 23, 2012 sales backlog, approximately $10.3 million represents two International contracts for multiple aircrew training simulators.  Approximately 94.4% of the U.S. Government backlog relates to three contracts.

The Company’s order flow does not follow any seasonal pattern as the Company receives orders in each fiscal quarter of its fiscal year.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This disclosure is not applicable to ETC because ETC is a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  A control system cannot provide absolute assurances, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at November 23, 2012 because of the material weakness in internal control over financial reporting related to (i) a foreign subsidiary not having a uniform centralized system for recording personnel time and retaining source data for certain contracts, and (ii) this subsidiary’s corporate governance structure, as more fully described in our Annual Report on Form 10-K for the 2012 fiscal year.  We performed additional analysis and other post-closing procedures with regard to this foreign subsidiary to provide reasonable assurance that our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended November 23, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fiscal quarter ended August 24, 2012, the Company reorganized the management composition of the foreign subsidiary so as to assist in the acculturation of the subsidiary into the Company’s organizational culture.  In addition, on a quarterly basis, Company management is now performing a detailed review of the recording of employee time, and the allocation of these personnel costs to the foreign subsidiary’s contracts.

During the last quarter of fiscal 2013, the Company expects to implement the following additional enhancements to its internal control over financial reporting that are designed to address the material weakness described in the Annual Report on Form 10-K for the 2012 fiscal year:

●
A uniform centralized system for recording personnel time will be implemented at the foreign subsidiary, and employees will be trained with respect to the system’s functionality.  Company management has met with representatives of the management of the foreign subsidiary and intends to implement the new system as of January 1, 2013.

●
While the Company expects to further reorganize the management composition of the foreign subsidiary to retain certain former officers of the foreign subsidiary and fill a vacancy, the Company also plans to implement a number of changes to the corporate governance structure of the foreign subsidiary to address the material weakness, including the following:

-
The Company will issue a series of policies and procedures applicable to the foreign subsidiary, including but not limited to record retention, so as to improve the governance over the subsidiary.  Company management has met with representatives of the management of the foreign subsidiary, reviewed the draft policies and procedures, and intends to implement the policies and procedures program in the last quarter of fiscal 2013.

-
The Company’s Chief Financial Officer will directly oversee all majority-owned foreign subsidiaries in so far as maintaining internal control over financial reporting, including compliance with the policies and procedures to be implemented.

-
While the management of the foreign subsidiary will continue to be overseen by a three-member supervisory board, the majority of which will continue to be comprised of members of the Company, and the Company’s Chief Financial Officer has been added to the supervisory board to join the Company’s Chief Executive Officer.

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

Approximately 38.8% of our revenues for the 2013 first three quarters were derived from U.S. Government contracts, and approximately 36.2% of our firm backlog as of November 23, 2012 is derived from U.S. Government contracts.  The Budget Control Act of 2011 commits the U.S. Government to reduce the federal deficit over ten years through caps on discretionary spending.  The Budget Control Act of 2011 also established a Congressional Joint Select Committee on Deficit Reduction (the “Super Committee”) responsible for identifying an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011.  With the failure of the Super Committee to produce a deficit reduction proposal by this deadline, “sequestration” was triggered, which calls for automatic spending cuts split between defense and non-defense programs beginning in 2013 and continuing over a ten-year period.  While Congress is discussing various options to prevent or defer sequestration, we cannot predict whether any such efforts will succeed.  While the impact of sequestration on our U.S. Government contracts, if any, is unknown, a funding delay or cancellation could have a material adverse impact on our business, financial condition and results of operations.

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

10.8
Export-Import Loan Agreement, dated December 19, 2012, between Registrant and PNC Bank, with the Borrower Agreement and the Export-Import Line of Credit Note (each as defined in such Loan Agreement) attached thereto, which was filed on December 26, 2012 as Exhibit 10.1 to Form 8-K and is incorporated herein by reference.

10.9
Export-Import Security Agreement by the Registrant in favor of PNC Bank, dated as of December 19, 2012, which was filed on December 26, 2012 as Exhibit 10.2 to Form 8-K and is incorporated herein by reference.

10.10
Export-Import Pledge Agreement between the Registrant and PNC Bank, dated as of December 19, 2012, which was filed on December 26, 2012 as Exhibit 10.3 to Form 8-K and is incorporated herein by reference.

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

ENVIRONMENTAL TECTONICS CORPORATION
(Registrant)

Date: January 7, 2013	By: /s/ William F. Mitchell
William F. Mitchell
President and Chief
Executive Officer
(Principal Executive Officer)

Date: January 7, 2013	By: /s/ Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)